Form 10-Q
MEDIZONE INTERNATIONAL INC
filed 1996-05-20
CIK 753772

                  THIS REPORT WAS THE SUBJECT OF A FORM 12b-25

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

           Nevada                                        87-0412648
(State or other jurisdiction                         (I.R.S. Employer)
     of incorporation or                            Identification No.)
       organization)

                              123 East 54th Street
                            New York, New York 10022
               (Address of principal executive offices, zip code)

                                 (212) 421-0303
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      No
                                  ---        ---

At May 13, 1996, there were outstanding 120,123,359 shares of the registrant's common stock.

                               Page 1 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 1O-Q

                                      INDEX

                                 March 31, 1996

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------

Item 1. - Financial Statements

           Unaudited Interim Consolidated Balance Sheets                   3

           Unaudited Interim Consolidated Statements of
               Operations                                                  5

           Unaudited Interim Consolidated Statements of
               Changes in Stockholders' Equity                             6

           Unaudited Interim Consolidated Statements of Cash
               Flow                                                       12

           Notes to Unaudited Interim Consolidated Financial
               Statements                                                 15

Item 2. -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        29

                           PART II - OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K

Signatures

                               Page 2 of 32 pages

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                           March 31,      December 31,
                                                                             1996             1995


CURRENT ASSETS
  Cash and cash equivalents                                               $     --          $     --
  Prepaid expenses and advances                                             16,987            19,431
                                                                          --------          --------
    Total Current Assets                                                    16,987            19,431

FIXED ASSETS
  Leasehold improvements                                                     3,004                --
  Office equipment                                                           4,663             4,663
  Furniture and fixtures                                                     2,711             2,711
                                                                          --------          --------
                                                                            10,378             7,374
  Less accumulated depreciation                                              5,683             5,401
                                                                          --------          --------
                                                                             4,695             1,973
                                                                          --------          --------
OTHER ASSETS
  Investment in affiliate (Note 1)                                              --                --
  Receivable from affiliate (Note 1)                                        48,947            48,947
  License agreement (Note 5)                                                    --                --
  Organization costs (net of accumulated
    amortization)                                                               --                --
  Deposits (Note 6)                                                         61,047            54,302
                                                                          --------          --------
                                                                          $131,676          $124,653
                                                                          ========          ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Checks issued in excess of deposit                                      $ 12,738          $  1,760
  Accounts payable                                                         299,476           315,972
  Accrued liabilities                                                       79,056            91,986
  Notes payable (Note 10)                                                  194,815           147,815
                                                                          --------          --------
    Total Current Liabilities                                              586,085           557,553
                                                                          --------          --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)                            --

REDEEMABLE COMMON STOCK (Note 13)                                               --                --
                                                                          --------          --------
MINORITY INTEREST (Note 9)                                                      --                --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 3 of 32 pages

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9
  and 11)
  Common stock, authorized 250,000,000 shares;
  par value $.001 per share, issued and
  outstanding 120,123,359 and 120,123,359
  shares for 1996 and 1995, respectively               $    120,123      $    120,123
Common stock subscribed                                       7,250             5,047
Additional paid-in capital                               10,772,753        10,554,674
Accrued stock option compensation                                --                --
Deficit accumulated during development stage            (11,354,535)      (11,112,724)
                                                       ------------      ------------
  Total Stockholders' Deficiency                           (454,409)         (432,880)
                                                       ------------      ------------
                                                       $    131,676      $    124,653
                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               Page 4 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                                                      From the Date of
                                        From the Three Months          Inception (Jan.
                                           Ended March 31,            31, 1986) through
                                        1996             1995          March 31, 1996
                                        ----             ----         -----------------
SALES                             $          -0-     $          -0-      $    133,349
                                  -------------      -------------       ------------
COST AND EXPENSES:
  Cost of sales                              -0-                -0-           103,790
  Research and development               39,600              9,000          2,368,174
    expenses
  General and administrative            198,909            259,839          7,841,162
    expenses
  Compensation under stock                   -0-                -0-           872,894
    options (Note 8)
  Interest expense                        3,302              2,282            734,891
  Other (income) and expense,     $          -0-     $          -0-           (16,018)
    net                           -------------      -------------       ------------

    Total Costs and Expenses            241,811            270,671         11,904,893
                                  -------------      -------------       ------------

Net loss before extraordinary          (241,811)          (270,671)       (11,771,544)
  gain or minority interest
Extraordinary gain on sale of                --                 --            100,000
  investment in subsidiary                                               ------------
  (Note 1)
Net loss before minority                     --                 --        (11,671,544)
  interest
Minority interest in loss                    --                 --             26,091
Prior period adjustment (Note                --                 --            291,228
  11)                             -------------      -------------       ------------

  Net loss                        $    (241,811)     $    (270,671)      $(11,354,225)
                                  =============      =============       ============

  Weighted average number of        120,123,359        110,180,620         76,371,000
    shares outstanding            =============      =============       ============

  Loss per share                  $        0.00      $        0.00       $      (0.15)
                                  =============      =============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                    Additional            Accrued                  During
                                      Common Stock                   Paid-in            Stock Option             Development
                                Shares            Amount             Capital            Compensation               Stage
                                ------            ------             -------            ------------            -------------


MEDIZONE - DELAWARE
-------------------
Initial capitalization
   of Medizone Delaware
   (no par value) Feb
   1986 ($10.21 per
   share)                             882      $      9,001
  Shares of Medizone
    (Delaware [no par
    value] issued for
    cash, March 1986
    ($22.58 per share)                 50             1,129
                             ------------      ------------
                                      932      $     10,130
                             ============      ============

MEDIZONE - NEVADA
-----------------
(formerly Madison
Funding, Inc.
Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per
  share)                        5,500,000      $      5,500      $    139,998                       $       (310)
Exchange of 932 shares
  of Medizone Delaware
  for shares of
  Medizone Nevada
  resulting in a
  reverse merger,
  March 1986                   37,500,000            10,130
Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                                             27,370           (27,370)
                             ------------      ------------      ------------                       ------------
Balance after reverse
  merger, March 1986
  (par value $.001 per
  share)                       43,000,000            43,000           112,628                               (310)
Shares issued for
  services, July 1986
  ($.10 per share)                 50,000                50             4,950
Shares issued for
  warrants, Aug
  through Oct. 1986
  ($.10/share)                  7,814,600             7,815           773,645
  Stock issuance cost in
  connection with
  shares issued for
  warrants                                                           (105,312)
Adjustment to accrued
  stock option
  compensation                                                                    $    223,521
Net/(loss) for the
  year ended December
  31, 1986                                                                                              (795,758)
                             ------------      ------------      ------------     ------------      ------------
  Balance, December 31,
  1986                         50,864,600      $     50,865      $    785,911     $    223,521      $   (796,068)





                               Page 6 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)



                                                                                                Deficit
                                                                                              Accumulated
                                                             Additional       Accrued           During
                                    Common Stock              Paid-in       Stock Option      Development
                              Shares            Amount        Capital       Compensation        Stage
                              ------            ------        -------       ------------     -------------


Balance, December 31,
  1986                      50,864,600      $    50,865     $   785,911     $   223,521      $  (796,068)
Shares issued for
  warrants, Jan. 1987
  ($.10 per share)               2,600                2             257
Shares issued for
  patent, March 1987
  ($.69275 per share)        1,000,000            1,000         692,750
Shares issued for
  cash, June 1987
  (from $.10 to $.25
  per share)                   950,000              950         149,050
Shares issued for
  services, June and
  July 1987 (from $.10
  to $.25 per share)           203,167              203          24,314
Stock option
  compensation expense
  relating to option
  exercised in August
  1987                                                                          388,551
Option exercised,
  August 1987 ($.001
  per share)                   250,000              250         437,250        (437,250)
Adjustment to accrued
  stock option
  compensation                                                                  510,527
Net/(loss) for the
  year ended December
  31, 1987                                                                                    (2,749,400)
                           -----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1987                      53,270,367           53,270       2,089,532         685,349       (3,545,468)
Options exercised,
  Jan. 1988 ($.001 per
  share)                       200,000              200          99,800         (99,800)
Shares issued for
  cash, Sept. 1988
  ($.0833 per share)         1,000,000            1,000          79,000
Shares issued for
  services (from $.10
  to $.25/share)                35,000               35           7,965
Adjustment to accrued
  stock option
  compensation                                                                 (584,599)
Issuance of shares by
  subsidiaries                                                  174,126
Net/(loss) for the
  year ended December
  31, 1988                                                                                      (714,347)
                            ----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1988                      54,505,367      $    54,505     $ 2,450,423     $       950      $(4,259,815)






                               Page 7 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)



                                                                                                Deficit
                                                                                              Accumulated
                                                             Additional       Accrued           During
                                    Common Stock              Paid-in       Stock Option      Development
                              Shares            Amount        Capital       Compensation        Stage
                              ------            ------        -------       ------------     -------------


Balance, December 31,
  1988                      54,505,367      $    54,505     $ 2,450,423     $       950      $(4,259,815)
Shares issued for
  services (from $.10
  to $.19/share)               261,889              262          46,363
Shares issued for cash
  (from $.03 to $.10
  per share)                 5,790,000            5,790         285,710
Shares issued for
  notes and accrued
  liabilities (from
  $.06 to $.24 per
  share)                     4,749,532            4,750         578,978
Options exercised
  ($.001 per share)            375,000              375          59,125         (59,125)
Adjustment to accrued
  stock option
  compensation                                                                   58,175
Net/(loss) for the
  year ended December
  31, 1989                                                                                      (862,051)
                            ----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1989                      65,681,788           65,682       3,420,599             -0-       (5,121,866)
Shares issued for
  services ($.10 per
  share)                       880,000              880          87,120
Shares issued for cash
  (from $.03 to $.05
  per share)                 4,250,000            4,250         175,250
Shares issued for
  notes and accrued
  liabilities (from
  $.055 to $.10 per
  share)                     2,422,727            2,423         137,577
Adjustment to accrued
  stock option
  compensation                                                                    6,000
Issuance of shares by
  subsidiaries                                                  100,000
Net/(loss) for the
  year ended December
  31, 1990                                                                                      (606,309)
                            ----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1990                      73,234,515      $    73,235     $ 3,920,546     $     6,000      $(5,728,175)





                               Page 8 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)



                                                                                                Deficit
                                                                                              Accumulated
                                                             Additional       Accrued           During
                                    Common Stock              Paid-in       Stock Option      Development
                              Shares            Amount        Capital       Compensation        Stage
                              ------            ------        -------       ------------     -------------


Balance, December 31,
  1990                      73,234,515      $    73,235     $ 3,920,546     $     6,000      $(5,728,175)
Shares issued for
  services (from $.15
  to $.20/share)               425,000              425          72,075
Shares issued for cash
  (from $.036 to $.20
  per share)                 4,366,667            4,366         305,634
Adjustment to accrued
  stock option
  compensation                                                                  324,800
Options exercised
  (from $.22 to $.93
  per share)                   450,000              450         204,050        (204,050)
Sale of subsidiary's
  stock                                                           5,000
Net/(loss) for the
  year ended December
  31, 1991                                                                                    (1,220,152)
                            ----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1991                      78,476,182           78,476       4,507,305         126,750       (6,948,327)
Shares issued for
  services ($.20 per
  share)                       151,500              152          30,148
Shares issued for
  accrued liabilities
  ($.15/share)                 250,000              250          37,250
Shares issued for cash
  ($.15 to $.20 per
  share)                     2,702,335            2,702         427,648
Shares issued in
  settlement of
  advances from and
  amounts due to
  stockholder ($.10
  per share)                13,118,619           13,119         800,248
Options exercised
  ($.50 per share)             250,000              250         124,750        (124,750)
Adjustment to accrued
  stock option
  compensation                                                                   (2,000)
Sale of subsidiary's
  stock                                                          81,100
Net/(loss) for the
  year ended December
  31, 1992                                                                                      (649,941)
                            ----------      -----------     -----------     -----------      -----------
Balance, December 31,
  1992                      94,948,636      $    94,949     $ 6,008,449              --      $(7,598,268)




                               Page 9 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                     Additional           Accrued          During
                                       Common Stock                                    Paid-in          Stock Option     Development
                                  Shares            Amount            Subscribed       Capital          Compensation        Stage
                                  ------            ------            ----------       -------          ------------        -----


Balance, December
  31, 1992                      94,948,636      $      94,949                        $ 6,008,449               --     $  (7,598,268)
Cancelled shares
  previously issued
  in settlement of
  advances from and
  amounts due to
  stockholder ($.062/share)    (13,118,619)           (13,119)                          (800,248)
Shares issued for
  services from $.10
  to $.46/sh.)                   5,347,219              5,347                            542,859
Shares issued for
  cash (from $.15 to
  $.20/share)                    1,471,666              1,472                            269,528
Shares subscribed                                                  $       2,619         259,296
  Net/(loss) for the
  year ended December
  31, 1993                                                                                                               (1,598,342)
                               -----------      -------------      -------------    ------------           --------   -------------
Balance, December
  31, 1993                      88,648,902             88,649              2,619       6,279,884                         (9,196,610)
Shares issued for
  services ($.10 per
  share)                         1,431,590              1,431                            141,727
Shares subscribed
  ($.10 per share)                                                         9,552         945,682
Shares subscribed
  for cancellation of
  indebtedness ($.10
  per share)                                                                 417          41,234
Shares subscribed
  for cancellation of
  indebtedness to
  former management
  ($.18 per share)                                                        11,250       2,022,379
Issuance of
  subscribed stock              10,384,900      $      10,385      $     (10,385)
Issuance of shares
  to certain prior
  purchasers of
  common stock in
  recognition of
  disparity in
  purchase price in
  contemporaneous
  offering                       1,125,834              1,126                      $      (1,126)
Prior period
  adjustment                                                                                                          $     219,422
Net loss for the
  year ended December
  31, 1994                                                                                                               (1,126,315)
                               -----------      -------------      -------------    ------------           --------   -------------
Balance, December
  31, 1994                     101,591,226            101,591             13,453       9,429,780              --        (10,103,503)





                              Page 10 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1996 (unaudited)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                Additional        Accrued          During
                                  Common Stock                                    Paid-in       Stock Option     Development
                             Shares            Amount            Subscribed       Capital       Compensation        Stage
                             ------            ------            ----------       -------       ------------        -----


Balance, December
  31, 1994                 101,591,226           101,591            13,453         9,429,780       -             (10,103,503)
Redeemable shares
  converted to common
  stock                        200,000               200            39,800            71,806
Shares issued for
  services ($.10/sh)         2,050,000             2,050           202,950
Issuance of
  subscribed stock          17,524,860            17,524           (17,524)
Cancelled shares
  previously issued
  to former
  management                (1,242,727)           (1,242)          (70,563)
Shares subscribed
  ($.10 per share)                                                   9,118           902,707
Prior period
  adjustment
Sales of
  subsidiary's stock            50,000
Net/(loss) for the
  year ended December
  31, 1995                                                                                                        (1,081,027)
                           -----------      ------------      ------------      ------------                     ------------
Balance, December
  31, 1995                 120,123,359      $    120,123      $      5,047      $ 10,554,674       -             (11,112,724)
Shares subscribed
  ($.10 per share)
Shares subscribed                                                    2,203           218,079
  ($.10 per share)
Net/(loss) for the            (241,811)
  quarter ended March
  31, 1996
Balance, March 31,         120,123,359      $    120,123      $      7,250      $ 10,772,753       -             (11,354,535)
  1996
                           ===========      ============      ============      ============                     ============




                              Page 11 of 32 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     From the Date of
                                        From the Three Months        Inception (Jan.
                                           Ended March 31,           31, 1986) through
                                        1996             1995         March 31, 1996
                                        ----             ----        --------------

OPERATING ACTIVITIES
 Net loss of Madison Funding,      $        --      $        --      $      (310)
   Inc
 Net loss                             (241,811)        (270,671)      (9,392,402)
 Prior period adjustment                    --               --               --
 Adjustments to reconcile net
   loss to net cash in
   operating activities:
   Issuance of stock for                    --           30,000        1,171,306
   services
   Stock subscription for                   --           13,380           13,380
   services
   Compensation - stock                     --               --          924,975
   options
   Write-off of license                     --               --                2
   agreement
   Write-off of patent                      --               --          693,750
   Depreciation and                        282              302           18,459
   amortization
   Minority interest in loss                --               --          (26,091)
 Changes in assets and
 liabilities:
   Current and other assets              2,444          (27,803)         (65,934)
   Accounts payable                    (16,496)         (74,608)         505,665
   Accrued liabilities                 (12,930)          (7,719)         135,841
                                   -----------      -----------      -----------

Net Cash Used in Operating            (268,511)        (337,119)       6,021,359)
                                   -----------      -----------      -----------
 Activities
INVESTMENT ACTIVITIES
 Additions to organization                  --               --           (8,904)
 costs
 Additions to fixed assets              (3,004)              --          (14,249)
 Additions to deposits                  (6,745)              --          (61,047)
                                   -----------      -----------      -----------

Net Cash Used in Investment             (9,749)              --          (84,200)
                                   -----------      -----------      -----------
 Activities

FINANCING ACTIVITIES
 Issuance of stock for cash                 --               --        1,867,977
 Stock issuance cost                        --               --         (105,312)
 Exercise of warrants                       --               --          781,719
 Exercise of stock options                  --               --            1,525
 Sale of stock of subsidiary                --               --          421,847
 Proceeds of long-term debt                 --               --          191,657
 Proceeds of notes payable              47,000               --          330,665
 Payment of notes payable                   --               --         (189,150)
 Redeemable common stock                    --               --           40,000
 Increase in minority interest              --               --           14,470
 Common stock subscribed               220,282          394,066        2,337,527
 Increase in notes and loans                --               --          399,896
                                   -----------      -----------      -----------
 payable
Cash Provided by Financing             267,282          394,066        6,092,821
                                   -----------      -----------      -----------
Activities




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Page 12 of 32 pages

                                                                     From the Date of
                                        From the Three Months        Inception (Jan.
                                           Ended March 31,           31, 1986) through
                                        1996             1995         March 31, 1996
                                        ----             ----        --------------

INCREASE (DECREASE) IN CASH AND     $   (10,978)     $    56,947     $   (12,738)
 CASH EQUIVALENTS

 Cash and cash equivalents,              (1,760)          25,568              --
   beginning of period
                                    -----------      -----------     -----------
 Cash and cash equivalents,         $   (12,738)     $    82,515     $   (12,738)
   end of period
                                    ===========      ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
 Cash paid for interest                      --               --     $    26,483
SUPPLEMENTAL SCHEDULE OF
 NONCASH ACTIVITIES
 Conversion of notes payable                 --               --     $ 2,091,980
   to stock
 Conversion of long-term debt                --               --         191,658
   to stock
 Conversion of accrued                       --               --         258,689
   liabilities to stock
 Conversion of accounts                      --               --           4,285
   payable to stock
 Conversion due to                           --               --       1,103,263
   stockholders to stock
 Issuance of stock for license               --               --               2
   agreement
 Issuance of stock for patent                --               --         693,750
 Cancellation of stock for                   --               --         813,367
   reinstatement due to
   stockholders
 Conversion of redeemable                    --               --          40,000
   common stock to common
   stock



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                              Page 13 of 32 pages

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Background

Medizone International, Inc., a Delaware corporation ("Medizone-Delaware") was formed on January 31, 1986. Medizone International, Inc. (the "Company") was organized under the laws of the State of Nevada on August 27, 1984 as Madison Funding, Inc. ("Madison") for the purposes of investing in, acquiring, operating and disposing of businesses or assets of any nature. On March 26, 1986, control of Madison was acquired by the stockholders of Medizone-Delaware, and Madison changed its name to Medizone International, Inc. The substance of this transaction was the acquisition of the net monetary assets of Madison in exchange for the equity of Medizone-Delaware. As a result of this transaction, the stockholders of Medizone-Delaware acquired 87.2% of Madison. Therefore, the transaction was accounted for as a pooling of interests.

On November 18, 1987, Medizone Canada Ltd. ("MedCan") was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased one share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), a company incorporated under the laws of the Province of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation ("KPC"). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its named to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of KPC, consisting solely of cash in the amount of approximately $89,000. KPC and its subsidiary MedCan are hereinafter referred to as MCL.

Formation of Joint Venture Subsidiary

On June 22, 1995, the Company entered into a series of contracts (collectively the "Transaction Documents") which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation, was organized on June 22, 1995, and is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Richard G. Soloman ("Solomon"), a New Zealand citizen, who became a director of the Company in January, 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis. The Directors of MNZ are Solomon and Dr. Joseph L. Latino, the Company's President and Chief Executive Officer.


                              Page 14 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. NATURE OF THE BUSINESS (CONTINUED)-

Formation of Joint Venture Subsidiary (continued)

Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement) with MNZ.

Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best efforts to exploit the rights granted in the agreement. The License Agreement shall terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the "Guaranteed Minimum Royalty") in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the licenses, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days' notice. Commencing on the first sale to a user by MNZ, the Company shall receive a sales royalty in an amount equal to ten percent of MNZ's gross annual sales under the License Agreement.

Pursuant to the Managing Agent Agreement, MNZ will act as the Company's agent in the finding of other licensees of the Company's patents and trademark in the following countries: Australasia (including Australia and New Zealand), the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees obtained as a result of the Managing Agent Agreement shall be divided between the Company and MNZ on a sliding scale as set forth below:

                                                                  Medizone
                                       Medizone                  New Zealand
                                       International, Inc.        Limited
                                       -------------------        -------

Initial license                               50%                     50%

Subsequent license
fees up to $500,000                           50%                     50%

Subsequent license fees
between $500,000 and $750,000                 75%                     25%

Subsequent license fees in
excess of $750,000                            85%                     15%





MNZ and the Company will also divide any net royalties paid to the Company pursuant to any license obtained pursuant to the Managing Agent Agreement, with MNZ being paid 10% of the net royalties and the Company receiving 90% of the net royalties.


                              Page 15 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. NATURE OF THE BUSINESS (CONTINUED)-

Formation of Joint Venture Subsidiary (continued)

The Managing Agent Agreement shall expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

Business Activities

The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

By letter agreement with the Italian Scientific Society for Oxygen-Ozone Therapy ("ISSOT") in Bergamo, Italy, dated March 23, 1993, the Company entered into a collaborative arrangement to research and examine the efficacy of ozone therapy and the Company's technology in the treatment of various bloodrelated human diseases. The research is to be conducted by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry, to which the Company's president was appointed in April, 1993.

On May 16, 1994, the Company announced that human trials were to commence at the University of Naples on May 30, 1994 to study the effects of Medizone (the drug) on patients infected with either HIV or Hepatitis B (chronic active). The two protocols, either for HIV or Hepatitis B patients, were designed by the Company as classical Phase 1 trials of the Company's patents to determine, in dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. To date, the University of Naples remains the only site that has commenced these trials, with other university-based hospitals still awaiting approval by their Italian university authorities on a site by site basis. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company's applications to the FDA.

2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT

Changes in Control

In November 1992, four directors resigned from the Board. Two of the outgoing directors, who were the founding shareholders of the company, were also the Company's sole officers (former management or former officers and directors), and they resigned from these management positions as well. Three new directors were elected by the outgoing directors and three new officers (new management) were then appointed on an interim basis, to serve until the formal election of directors and appointment of officers at the next annual meeting of shareholders.


                              Page 16 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT

Litigation Against Former Management

In November 1992, a derivative action was filed in the U.S. District Court for the District of New Jersey by two shareholders of the Company against two of its former officers and directors. The Company was named as a nominal defendant in the action but in January 1993, the Company substituted itself as a real party plaintiff. The Company filed an amended complaint seeking damages and equitable remedies and alleging, among other things, that the former officers and directors defrauded the Company, breached fiduciary duties owed to the shareholders, and committed violations of federal securities laws.

In November 1993, the defendants replied to the counterclaims asserted by the Company. The reply contained additional counterclaims seeking monetary and injunctive relief under various provisions of the federal securities laws and the common law. The defendants also asserted a derivative counterclaim on behalf of the Company against certain current and former directors based upon alleged breaches of a written agreement between the defendants and the Company's board of directors. Although the claims originally asserted by the defendants in the New York action sought only declaratory relief, the newly asserted claims sought damages in excess of $2.0 million.

On May 18, 1994, the parties reached agreement in principle to settle all their litigation. On September 27, 1994, the parties stipulated to discontinue the action pending the finalization of the settlement. On December 28, 1994, the written settlement agreement was signed. The settlement agreement provides (i) that Messrs. McGrath and Watrous will not challenge the validity of the Company's board of directors resolution to rescind approximately 13,000,000 shares of the Company's stock previously issued to Mr. McGrath and approximately 1,200,000 shares previously issued to Mr. Watrous and to reinstate the Company's debt to Messrs. McGrath and Watrous that had been retired by the issuance of those shares; and (ii) for the Company to acknowledge the validity of $2,033,628 of debt to Messrs. McGrath and Watrous. In connection with the settlement, Mr. McGrath assigned his portion of the above mentioned debt to Mr. Watrous, which was thereupon satisfied by the Company's issuance to Mr. Watrous of 11,250,000 shares of the Company's common stock restricted under the Securities Act of 1933.

3. GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years.


                              Page 17 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.     GOING CONCERN (CONTINUED)

The Company has filed with the FDA an application for an Investigational New Drug ("IND") exemption. Until such application is granted, the Company may only provide ozone-related equipment to researchers who agree to follow FDA guidelines. There can be no assurance that the FDA will grant such application. The Company has been advised that clinical studies (i.e., on human subjects) may not commence unless and until the Company complies with a number of conditions which include additional studies, in particular with regard to chronic animal toxicity and other research, which will require the expenditure of considerable resources. These regulatory restrictions greatly limit the ability of the Company to generate revenues. The financial condition of the Company will continue to deteriorate until profitable operations are achieved or additional capital is received, of which there can be no certainty.

The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, MCL, a 66.6% owned subsidiary and Medizone-Delaware (an inactive company). Intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over five years for office equipment and ten years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Other Assets - Organization Costs

Organization costs were deferred and amortized over a 60-month period on a straight-line basis.

Loss per Share

The computation of primary loss per share of common stock is based on the weighted average number of shares outstanding during the period.


                              Page 18 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.     OTHER ASSETS

Patent

In March 1987, the Company acquired a patent from Immunologics Limited Partnership ("Immunologics") in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company. The patent covers a procedure for "ozone decontamination of blood and blood products" through the treatment of stored blood and blood components. The Board of Directors assigned a value of approximately $700,000 to the patent based upon the fair market value of the stock on the date of acquisition together with related legal costs. The Company charged the cost of the patent to research and development expense at acquisition because the technologies covered by the patent have not been approved by the FDA. Additionally, the Company agreed to pay the seller a royalty fee equal to 3% of the net receipts received by the Company in connection with the sale of any product, device or apparatus which embodies the patent. The Company's management considers the acquisition and retention of the patent to be material in its development and prospects. In 1992, the General Partner of Immunologics became chairman of the Company's Board of Directors and subsequently resigned from the Company's Board of Directors in September 1993.

License Agreement

On February 4, 1986, the Company, in exchange for shares of its common stock, acquired from a principal stockholder his interest in a license agreement covering the distribution of ozone-generating equipment. The license agreement was carried at $1.00 through December 31, 1991; as that was the stockholder's basis, and was written off as of December 31, 1992.

6. COMMITMENTS AND CONTINGENCIES (SEE ALSO NOTE 10)

The Company leases its main office facilities at a rental of $1,745 per month through February 28, 1998.

During 1992, a financial consulting entity agreed to raise equity financing for Medizone. An agreement was executed requiring the Company to tender $50,000 to a third party whose obligation was to hold the funds in escrow pending completion of the financing; however, these sums were not tendered at that time. In the event of completion of the financing, the $50,000 would be released from escrow to the consultant to defray legal fees of the consultant. In the event the financing failed to be completed, the funds were to be returned to the Company. In a separate transaction during 1992, the Company sold 250,000 shares of common stock to five investors for $50,000, and caused the proceeds to be paid directly to the third party in the pending financing transaction. The Company acknowledged constructive receipt of the funds by executing stock purchase agreements and the 250,000 shares were subsequently issued in 1993. The equity financing has not yet taken place and the Company continues to seek the return of the $50,000. However, the financial consulting entity intends to continue its efforts to raise equity financing and has not refunded the $50,000.




                              Page 19 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.     COMMITMENTS AND CONTINGENCIES (SEE ALSO NOTE 10) (CONTINUED)

On or about June 6, 1994, Maureen Abato, the Company's former outside counsel, filed suit in the Supreme Court of the State of New York, County of New York entitled Abato v. Medizone International, Inc., Medizone Canada, Ltd. and Joseph
S. Latino. The complaint contains thirteen causes of action. Three of the causes of action are for breach of contract, account stated and quantum meruit for recovery of unpaid legal fees allegedly due plaintiff by the Company in the amount of $67,864. The remaining claims are for fraud, wrongful termination, sexual discrimination, defamation, tortious interference with contract and intentional infliction of emotional distress. With respect to each of these causes of action, plaintiff sought unspecified compensatory damages and punitive damages of not less than $1 million.

On October 24, 1994, the Company and the other defendants moved for partial summary judgment dismissing all of plaintiff's claims except her legal fee claim based on quantum meruit. By decision and order dated February 14, 1995, the Court dismissed all of the plaintiff's claims except for breach of contract and for an account stated; however, the court limited plaintiff's claim to her actual damages and dismissed her claim for punitive damages on these counts. In addition, the court dismissed these claims in their entirety as against Medizone Canada, Ltd. and Dr. Latino.

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

November 15, 1995                        $20,000
December 15, 1995                          5,000
January 15, 1996                           5,000
February 15, 1996                          5,000
March 15, 1996                             5,000
April 15, 1996                             5,000
May 15, 1996                               5,000
June 15, 1996                              5,000
July 15, 1996                              6,000
                                         -------

Total                                    $61,000
                                        ========

7.     ISSUANCE OF COMMON STOCK AND WARRANTS

Under the terms of the settlement, if the Company defaults in any of the payments, the plaintiff can, after seven days' notice, enter judgment against the Company for the balance due. On November 10, 1995, the plaintiff executed a release against Medizone International, Inc., Medizone Canada Ltd. and Joseph S. Latino.

Unless otherwise stated, all transactions shown below were with unrelated parties and the securities issued were restricted.

Madison initially issued 1,500,000 shares in a private transaction for proceeds of $3,000.



                              Page 20 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.     ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

In May 1985, Madison sold in a public offering, 4,000,000 shares of common stock and 8,000,000 warrants to purchase a common stock at $0.10 per share. The proceeds from the offering to Madison were $200,000. The costs of the offering were offset against paid-in capital.

On March 26, 1986, Madison issued 37,500,000 shares of common stock, representing 87.2% of the then outstanding shares, to the stockholders of Medizone - Delaware, including two officers and directors, in exchange for all of the shares of Medizone - Delaware. The costs of the transactions were offset against paid-in capital.

In July 1986, the Company issued 50,000 shares of common stock to individuals for services rendered.

During the period from August 1986 through October 31, 1986, the final expiration date for exercise, warrants to purchase 7,814,600 shares together with cash totaling $781,460 were received by the Company which then issued 7,814,600 shares of new common stock. In January 1987, an additional 2,600 shares were issued in exchange for warrants and cash of $259.

In March 1987, the Company issued 1,000,000 shares of common stock in exchange for a patent (see Note 5).

In June 1987, the Company issued 950,000 shares to individuals in private transactions for aggregate proceeds of $150,000.

During the period from June 1987 through July 1987, the Company issued 203,167 shares of common stock to various vendors and individuals for services rendered in 1986 and 1987.

On August 26, 1987, an officer of the Company exercised options to purchase 250,000 shares of common stock. In January 1988, two holders exercised their options and acquired an aggregate of 200,000 shares of common stock.

On September 26, 1988, the Company sold, in a private placement, 1,000,000 shares of common stock at $0.08 per share to an individual.

During 1988, the Company issued a total of 35,000 shares of common stock for services. During 1989, the Company issued 261,889 shares of common stock to various vendors and individuals for services rendered in 1988 and 1989.

During 1989, the Company issued 5,790,000 shares to individuals in private transactions for aggregate proceeds of $291,500.

Also during 1989, the Company satisfied obligations for notes payable to and accrued interest due to unrelated individuals totaling $377,539 by the issuance of 3,899,532 shares of common stock. The Company issued 250,000 shares of common stock to an officer and 600,000 shares of common stock




                              Page 21 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.     ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)-

to three advisors to the Company as additional compensation for work done for the Company. These issuances were ascribed values of $60,650 and $145,539, respectively, by the Company. Also during 1989, two holders exercised their options and acquired an aggregate of 375,000 shares of common stock.

During 1990, the following equity transactions occurred: The Company issued 4,250,000 shares to individuals in private transactions for aggregate proceeds of $179,500; the Company satisfied obligations totaling $125,000 to the former vice president, secretary and treasurer as well as director by issuing 2,272,727 shares of common stock at $0.55 per share; the Company satisfied an outstanding account payable to an unrelated individual totaling $15,000 by the issuance of 150,000 shares of common stock at $0.10 per share; and the Company issued to an employee and four other unrelated persons as compensation or payment a total of 880,000 shares of common stock to which it ascribed a value of $88,000.

During 1991, the following equity transactions occurred: The Company issued 4,366,667 shares to individuals in private transactions for aggregate proceeds of $310,000; the Company issued a total of 425,000 shares of common stock for services and accrued liabilities of which an aggregate of 100,000 shares were issued to two directors; and three holders exercised their options and acquired an aggregate of 450,000 shares of common stock.

During 1992, the following equity transactions occurred: The Company issued 2,702,335 shares to individuals in private transactions for aggregate proceeds of $430,350; the Company issued a total of 401,500 shares of common stock for services and accrued liabilities; holders exercised options and acquired an aggregate of 250,000 shares of common stock. Also, during 1992, 13,118,619 restricted shares of the Company's stock were issued pursuant to an approval by the Company's board of directors in December 1989 to the former president, chief executive officer and board chairman for the settlement of $813,367 of advances made to the Company.

During 1993, the following equity transactions occurred: The Company issued 1,471,666 shares to individuals in private transactions for aggregate proceeds of $271,000; the Company issued a total of 5,347,219 shares of common stock for services; the Company canceled the 13,118,619 shares of common stock issued in 1992 to the former president, chief executive officer and board chairman. As a result of this cancellation of shares, the debt that was removed from the Company books when the shares were issued, was restored. The restored debt was $813,367. Also, during 1993, a total of $261,915 was received in cash for 2,619,150 shares subscribed as a result of a private placement offering (Offering). The Offering commenced as of November 26, 1993, with a maximum of $700,000 to be raised in gross proceeds from the sale of up to 7,000,000 shares.



                              Page 22 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.     ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)-

During 1994, the following equity transactions occurred: The Company issued a total of 1,431,590 shares of common stock for services; the Company issued a total of 1,125,834 shares of common stock to certain prior purchasers of common stock in recognition of disparity in purchase in contemporaneous Offering. Also during 1994, a total of $680,040 was received in cash for 6,800,499 shares subscribed as a result of the Offering. Subsequent to the Offering, an additional $316,860 was received in cash from foreign investors subscribing to 3,168,600 shares of common stock. On December 28, 1994, the Company settled a dispute regarding the validity of notes payable to former management in the amount of $2,033,628 (see Note 2) by agreeing to issue 11,250,000 common shares (recorded as shares subscribed) in satisfaction of the total amount of the debt.

Also in 1994, $40,000 of notes payable (a portion of loans totaling $60,000) together with interest was satisfied by issuing 416,500 shares of common stock. (See Note 10.)

During 1995, the following equity transactions occurred: The Company issued a total of 2,050,000 shares of common stock for services. $911,825 was received from investors subscribing to 9,118,260 shares of common stock. Also, 7,524,860 common shares, previously recorded as shares subscribed, were issued, and 1,242,727 were retired in accordance with the settlement agreement with former management (see Note 2). Two hundred thousand of redeemable shares were converted into common stock. The Company sold shares of its New Zealand subsidiary for aggregate proceeds of $150,000.

During the first quarter of 1996, the Company received $220,283 in cash from investors subscribing to 2,202,835 shares of the Company's common stock.

8.     STOCK OPTIONS

During 1986, the Company granted nonqualified options to a number of persons, consisting of an officer, employee and consultants to the Company, to purchase an aggregate of l,150,000 shares of common stock of the Company at an initial exercise price of $.25 per share, the estimated fair value at the date of grant.

During 1988, the Company granted a nonqualified option to a newly appointed member of the Board of Directors of the Company to purchase an aggregate of 150,000 shares of common stock of the Company at an exercise price of $.001 per share. The options were exercisable 50,000 shares on each of November 29, 1989, 1990 and 1991 and were to expire on November 29, 1994. This director exercised the option which became exercisable on November 29, 1989 and resigned on January 22, 1990.

During 1989, in consideration for services rendered over the prior three years, the Company granted to a member of it Scientific Advisory Board a nonqualified option to purchase 325,000 shares of common stock of the Company at an exercise price of $.001 per share. This option was exercised in 1989.



                              Page 23 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8.     STOCK OPTIONS (CONTINUED)-

During 1990, in consideration for services rendered over the prior four years, the Company granted to a member of its Scientific Advisory Board a nonqualified option to purchase 150,000 shares of common stock of the Company at an initial exercise price of $.10 per share. This option was exercised in 1991.

All options were exercisable for a period of five years beginning one year from the date of grant. Compensation expense, measured as to the excess of the estimated fair value over the exercise price, was accrued over the service period. If, on the date of exercise, the estimated fair value of a share of the Company's common stock exceeded the exercise price, the exercise price was decreased by a like amount (but not below the par value of $.001). At the end of each fiscal period, total accrued compensation was recorded as the difference between the adjusted exercise price and the fair market value at the end of the period for all exercisable shares. The total accrued compensation was adjusted each year for changes in the fair market value of the Company's stock and for option exercises and cancellations.

The shares issued in connection with the exercise of the options were restricted shares to be held for investment purposes only.

In 1995, as part the their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer, were granted options to purchase an aggregate of 4,500,000 shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January l, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998.

       The following is a summary of option transactions:

                                                       SHARES UNDER OPTION
                                                     1995        1994      1993
                                                     ----        ----      ----
Outstanding, beginning of year                            --      --        --
Granted                                            4,500,000      --        --
                                                   ---------     ---       ---
Canceled                                                  --      --        --
Exercised                                                 --      --        --
Outstanding, end of year 4,500,000

Eligible, end of year, for current
exercise                                                  --      --        --
                                                   =========     ===       ===



                              Page 24 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.     MINORITY INTEREST

In June 1988, MCL issued 2,000,000 units consisting of one share of common stock and two warrants which allow the holder to purchase one share of common stock per warrant. The warrants are exercisable at $.125 per share. The net proceeds of this offering were $84,024. The warrants were originally scheduled to expire on December 31, 1992 but were extended to December 31, 1995. In 1988, MCL issued 1,938,000 shares of common stock at $.005 per share to a consultant for services rendered. Following these transactions, the Company's ownership of MCL was 72.2%.

In 1990, MCL issued 983,333 shares of common stock at prices ranging from $.05 to $.075 in private offerings to two individuals unrelated to MCL for proceeds of $57,400. MCL also issued 850,000 shares to five individuals, 550,000 shares to the three directors of MCL, 50,000 shares to an employee, and 250,000 shares to a consultant for services rendered to which MCL assigned the value of $.05 per share for an aggregate of $42,500. Following these transactions, the Company's ownership of MCL was 68,6%. These transactions had previously been incorrectly reported as minority interest. Minority interest should not have been recorded on the balance sheet because of the magnitude of the stockholders' deficiency of these stockholders. Accordingly, amounts previously stated as minority interest have been restated to additional paid-in capital.

10.    TRANSACTIONS WITH RELATED PARTIES (SEE ALSO NOTE 6)

On April 7, 1988, a group of ten stockholders advanced funds to the Company totaling $60,815. The loans bear simple interest at 10%; due on demand. The Company is obligated to accept the note at face value plus accrued interest as partial payment for shares the lender may purchase from the Company upon exercise of the lender's option to acquire shares from the Company.

During 1994 the Company received loans of $37,000. Of this amount $28,000 was received from directors of the Company and $9,000 from a third party. The loans bear simple interest at 8%. All principal and interest is due on August 22, 1995. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.

During 1995, the Company received loans of $50,000 from a director and a family member of the same director. Also in 1995, the Company advanced approximately $50,000 to its joint venture partner in New Zealand. (See Note 1.)

During the first quarter of 1996, the Company received loans of $47,000 from directors.

11. RESTATEMENTS OF PRIOR PERIODS (UNAUDITED)

Beginning in 1991, the Company began selling off its holdings of MCL to raise cash for operations. The Company sold 100,000 and 610,000 shares of MCL's common stock during 1991 and 1992, respectively, through a broker for $5,000 and $81,100 at $.05 per share in 1991 and per share prices ranging from $.093 to $.179 in 1992. Because the Company's investment in MCL was only $2, the entire $5,000 and $81,100 were recorded as gains in the Company's statement of operations during the fourth quarter of 1991 and the first three quarters of 1992, respectively. During the fourth quarter of 1992, an adjustment was made to classify these sales as equity transactions.


                              Page 25 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11.    RESTATEMENTS OF PRIOR PERIODS (UNAUDITED) (CONTINUED)-

The effect of these restatements is as follows:

                                                    Three Months Ended
                 ----------------------------------------------------------------------------------------
                 December 31, 1991  March 31, 1992   June 30, 1992  September 30, 1992  December 31, 1992
Net loss:
Previously
Reported            $1,215,200         $151,930         $173,496         $147,905           $ 89,510
Adjustment               5,000           24,555               --           24,470             32,075

As adjusted         $1,220,200         $176,485         $173,496         $172,375           $121,585
                    ==========         ========         ========         ========           ========

These restatements do not affect previously reported loss per share because of rounding.

See Note 9 for restatement of minority interest in prior years.

The Company has restated its financial statements to reflect adjustments to write off liabilities which were accrued and expended in years prior to fiscal 1992. These adjustments increased previously reported accumulated deficit and reduced previously reported results of operations (for the period January 31, 1986, date of inception, through December 31, 1994) by $219,422. During the first quarter of 1995, the Company recorded a further reduction to accumulated deficit in the amount of $71,806 relating to the cancellation of shares previously issued to former management.

12.      INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial.

At December 31, 1995, the Company has a net operating loss ("NOL") carryforward totaling approximately $7,450,000 that may be offset against future taxable income in varying amounts through 2004. No benefit has been reported in the 1995 or 1994 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.




                              Page 26 of 32 pages

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13.      REDEEMABLE COMMON STOCK

On February 12, 1993, per a settlement agreement ("Agreement"), the Company issued 200,000 shares of restricted common stock to an unrelated third party ("Party"). According to the Agreement, if net funds available to the Company totaled at least $1.75 million prior to the shares becoming unrestricted, then the Party would have the continuing right to require the Company to purchase all or a portion of the shares pursuant to a formula specified in the Agreement. If the Company filed a registration statement for an offering of its securities, it was required to use its best efforts to include such shares in the registration statement. If all, or any portion of the shares had not been purchased by the Company pursuant to the exercise of the put option described above, or all the shares had not been covered by an effective registration, then the Company would have been required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.




                  (Remainder of page intentionally left blank)




                              Page 27 of 32 pages

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

General

From its commencement, the Company has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. The Company has not generated and cannot predict when or if it will generate sufficient cash flow from operations to fund its continuing operations. Since its organization, the Company has paid or accrued a total of $2,368,174 for research and development.

By letter agreement with the Italian Scientific Society for Oxygen-Ozone Therapy (ISSOT) in Bergamo, Italy, tested March 23, 1993, the Company entered into a collaborative arrangement to research and examine the efficacy of ozone therapy and the Company's technology in the treatment of various blood-related human diseases. The research is to be conducted by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry, to which the Company's president was appointed in April 1993. The research is to be conducted in accordance with the FDA's protocols for human clinical trials.

Litigation Against Former Management

In November 1992, a derivative action was filed in the U.S. District Court for the District of New Jersey by two shareholders of the Company against two of its former officers and directors. The Company was named as a nominal defendant in the action, but in January 1993 the Company substituted itself as a real party plaintiff. The Company filed an amended complaint seeking damages and equitable remedies and alleging, among other things, that the former officers and directors defrauded the Company, breached fiduciary duties owed to the shareholders and committed violations of federal securities laws.

In November 1993, the defendants replied to the counterclaims asserted by the Company. The reply contained additional counterclaims seeking monetary and injunctive relief under various provisions of the federal securities laws and the common law. The defendants also asserted a derivative counterclaim on behalf of the Company against certain current and former directors based upon alleged breaches of a written agreement



                              Page 28 of 32 pages
between the defendants and the Company's board of directors. Although the claims originally asserted by the defendants in the New York action sought only declaratory relief, the newly asserted claims sought damages in excess of $2.0 million.

On May 18, 1994, the parties reached agreement in principle to settle all their litigation. On September 27, 1994, the parties stipulated to discontinue the action pending the finalization of the settlement. On December 28, 1994, the written settlement agreement was signed. The settlement agreement provides (i) that Messrs. McGrath and Watrous will not challenge the validity of the Company's board of directors resolution to rescind approximately 13,000,000 shares of the Company's stock previously issued to Mr. McGrath and approximately 1,200,000 shares previously issued to Mr. Watrous and to reinstate the Company's debt to Messrs. McGrath and Watrous that had been retired by the issuance of those shares; and (ii) for the Company to acknowledge the validity of $2,033,628 of debt to Messrs. McGrath and Watrous. In connection with the settlement, Mr. McGrath assigned his portion of the above-mentioned debt to Mr. Watrous, which was thereupon satisfied by the Company's issuance to Mr. Watrous of 11,250,000 shares of the Company's common stock restricted under the Securities Act of 1933.

Three-month periods ended March 31, 1996, and March 31, 1995

The Company has had no sales since January 1989. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987. In cooperation with the FDA, the Company has assisted in deactivating ozone-generating machines owned by several practitioners/researchers who formerly purchased supplies from the Company, and the Company does nor intend to sell equipment or supplies for ozone-generating purposes until it receives FDA approval to do so.

Expenditures for research and development performed by independent contractors was $39,600 during the 1996 period and was $9,000 during the 1995 period.

General and administrative expenses were $198,909 in the 1996 period as compared to $259,389 in the 1995 period.

Interest expense increased from 1995 to 1996 by approximately $1,000 to $3,302 due to the increase in notes payable to Company directors.

Net cash used in operating activities was $268,511 in the 1996 period as compared to $337,119 in the 1995 period. The decrease was due primarily to decreased general and administrative expenses.



                              Page 29 of 32 pages

Cash provided by financing activities decreased in the 1996 period by $126,784. The decrease was due primarily to common stock subscriptions received during the period.

Three-month periods ended March 31, 1995, and March 31, 1994

The Company has had no sales since January 1989. Sales commenced in May 1987 and, except for incidental items, ceased in October 1987. In cooperation with the FDA, the Company has assisted in deactivating ozone-generating machines owned by several practitioners/researchers who formerly purchased supplies from the Company, and the Company does not intend to sell equipment or supplies for ozone-generating purposes until it receives FDA approval to do so.

Expenditures for research and development performed by independent contractors was $9,000 during the 1995 period and was $9,000 during the 1994 period.

General and administrative expenses were $259,389 in the 1995 period as compared to $101,830 in the 1994 period.

Interest expense decreased from 1994 to 1995 by approximately $44,000 to $2,282 due to the elimination of the notes payable to former management in accordance with the settlement agreement.

Net cash used in operating activities was $337,119 in the 1995 period as compared to $255,045 in the 1994 period. The increase was due primarily to increased general and administrative expenses.

Cash provided by financing activities increased in the 1995 period by $104,695. The increase was due primarily to common stock subscriptions received during the period.

Liquidity and Capital Resources

At March 31, 1996, the Company had a working capital deficiency of $569,098 and stockholders' deficiency of $454,409. At December 31, 1995, the Company had a working capital deficiency of $538,102 and stockholders' deficiency of $432,880.

From January 1, 1996, through March 31, 1996, the Company received subscriptions to purchase 2,202,835 shares of its common stock at a per share price of $.10 for aggregate proceeds of $220,283.

The management of the Company continues to require funds to enable it to fund requisite research necessary to gain regulatory approval(s) and continue operations. The Company is engaged in a number of research initiatives which it believes may enable it to



                              Page 30 of 32 pages
successfully achieve its primary goals, which include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS.

The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce, or cease, operations.






                  (Remainder of page intentionally left blank)




                              Page 31 of 32 pages

                           PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDIZONE INTERNATIONAL, INC.
                                        ----------------------------
                                                (Registrant)



                                        /s/ Arthur P. Bergeron
                                        ----------------------------
                                        Arthur P. Bergeron
                                        Vice President and
                                        Chief Financial Officer



May 15, 1996




                              Page 32 of 32 pages

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule