Form 10-Q
period 1996-06-30
MEDIZONE INTERNATIONAL INC
filed 1996-08-12
CIK 753772

Part I of this Report was the subject of a Form 12b-25

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                              YES  |X|      No

          At August 7, 1996, there were outstanding 129,951,613 shares of the registrant's common stock.

                                Page 1 of 5 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 1O-Q

                                      INDEX

                                  June 30, 1996


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                         Page
                                                                        Number



Part I of this report is the subject of a Form 12b-25.                    -



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4 - Submission of Matters to Securities Holders                      3

Item 6 - Exhibits and Reports on Form 8-K                                 5


Signatures

                                Page 2 of 5 pages

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 4.        Submission of Matters to a
               Vote of Securities Holders
               --------------------------

          On July 10, 1996, Medizone International, Inc. (the "Registrant") held its annual meeting of shareholders, at which the matters described below were voted upon by the Registrant's shareholders.

A.        Election of Directors
          ---------------------

          Five directors, comprising the entire board, were elected to the Registrant's Board of Directors. These individuals will serve as directors until the Registrant's next annual meeting of shareholders and until their successors have been elected and shall have been qualified.

          These individuals, and their tabulated votes, are as follows:

                                                Votes
                         Votes for              Against          Abstentions
                         ---------              -------          -----------

Joseph S. Latino         65,873,181                0             12,603,552
George Handel            65,865,381                0             12,611,352
John D. Pealer           65,865,381                0             12,611,352
Kenneth Gropper          77,133,181                0              1,343,552
Richard G. Solomon       77,083,384                0              1,397,352

          There were no other nominations for director.


B.      Enlarging the Period During Which Notice
        of a Shareholders' Meeting May Be Provided
        ------------------------------------------

          The   Registrant's   stockholders   approved  a  resolution   amending
Registrant's By-Laws to provide that notice of an annual or a special meeting of shareholders may be delivered up to 60 days prior to such meeting.

          The vote for this measure was as follows:

Votes for                  Votes Against                    Abstentions
- ---------                  -------------                    -----------

77,652,041                    967,292                         117,480


                                Page 3 of 5 pages

C.        Eliminating the Personal Liability of Directors
          -----------------------------------------------

          The Registrant's stockholders approved a resolution amending the Registrant's Articles of Incorporation to eliminate the personal liability of directors to the extent permitted by law.

          The vote for this measure was as follows:

Votes for                Votes Against               Abstentions
- ---------                -------------               -----------

65,245,057                14,086,470                   235,286


D.        Indemnification of Officers and Directors
          -----------------------------------------

          The Registrant's stockholders approved a resolution amending the Registrant's By-Laws to authorize indemnification agreements between the Company and its officers and directors and authorized the Registrant to enter into indemnification agreements with its present officers and directors and with each future officer and director when and as the Board of Directors deems it appropriate.

          The vote for this measure was as follows:

Votes for                 Votes Against              Abstentions
- ---------                 -------------              -----------

65,276,077                 13,295,870                  264,866


E.        Ratification of appointment of Independent Public Accountant
          ------------------------------------------------------------

          The Registrant's stockholders ratified the selection of Andersen Andersen & Strong, L.C. as the Registrant's independent public accountant for the 1996 calendar year by the following vote:

Votes for                 Votes Against              Abstentions
- ---------                 -------------              -----------

77,262,043                   668,550                   51,142




August 14, 1996

                                Page 4 of 5 pages

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

          (b) (i) In a report on Form 8-K dated July 1, 1996, the Registrant reported that the Italian Ministry of Health has approved the commencement of Phase I clinical trials to study the effects of Medizone (the drug) on patients infected with HIV, at San Raffaele Hospital of the University of Milan ("Milan"), and Hepatitis B (chronic active), at the Regional Oncology Center and AIDS Treatment Center at Aviano ("Aviano"), which confirmed the earlier approvals of these trials. Commencement by the respective ethics committees of Milan and Aviano. The Registrant further reported that the actual commencement of these trials was contingent upon the Registrant's commitment to pay for laboratory tests performed by each institution that are outside the scope of the normal realm of clinical analysis performed by the testing institutions. The Registrant reported that it is presently without the financial wherewithal to enter into such binding commitments (estimated at an aggregate of $330,000) and neither trial will commence until the respective commitments are made by the Registrant. The Registrant also reported on the progress of its agreement with an Italian manufacturer to provide ozone generating devices for use in the Italian trials.

          (ii) In a report on Form 8-K dated August 1, 1996, the Registrant reported that, on July 31, 1996, the Registrant's Board of Directors, pursuant to the Registrant's By-laws, appointed Howard L. Feinsand and Lawrence J. Sosnow as directors.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDIZONE INTERNATIONAL, INC.
                                        ---------------------------
                                                  (Registrant)


                                        /s/ Arthur P. Bergeron
                                        ---------------------------
                                        Arthur P. Bergeron
                                        Vice President and
                                        Chief Financial Officer


August 14, 1996

                                Page 5 of 5 pages