Form 10-Q/A
period 1996-06-30
MEDIZONE INTERNATIONAL INC
filed 1996-08-20
CIK 753772

Part I of this Report was the subject of a
                    Form 12b-25 and has been included in this
                                 Report.

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

                                                                          Page
                                                                         Number
                                                                         ------

Item 1. - Financial Statements

      Unaudited Interim Consolidated Balance Sheets                         3

      Unaudited Interim Consolidated Statements of
          Operations                                                        5

      Unaudited Interim Consolidated Statements of
          Changes in Stockholders' Equity                                   6

      Unaudited Interim Consolidated Statements of Cash
          Flow                                                             12

      Notes to Unaudited Interim Consolidated Financial
          Statements                                                       14

Item 2. -         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  28


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4. -         Submission of Matters to Securities Holders              31


Item 6. -         Exhibits and Reports on Form 8-K                         32

Signatures                                                                 33

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. - Financial Statements
- ------------------------------

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                    December 31,
                                                      June 30, 1996      1995
CURRENT ASSETS

   Cash and cash equivalents                                 3,842   $     --
   Prepaid expenses and advances                            33,022        19,431
                                                      ------------   -----------

                                                            36,864        19,431
      Total Current Assets

FIXED ASSETS
   Leasehold improvements                                    3,004          --
   Office equipment                                         11,663         4,663
   Furniture and fixtures                                    2,711         2,711
                                                      ------------   -----------
                                                            17,378         7,374
   Less accumulated depreciation                             6,675         5,401
                                                                     -----------

                                                            10,703         1,973
                                                      ------------   -----------

OTHER ASSETS
   Investment in affiliate (Note 1)                           --            --
   Receivable from affiliate (Note 1)                       48,947        48,947
                                                                     -----------
   License agreement (Note 5)                                 --            --
   Organization costs (net of accumulated
      amortization)                                           --            --
   Deposits (Note 6)                                        55,997        54,302
                                                     -------------   -----------
                                                          $152,511      $124,653
                                                     =============   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Checks issued in excess of deposit                     $   --        $  1,760
                                                                     -----------
   Accounts payable                                        298,534       315,972
   Accrued liabilities                                      70,337        91,986
   Notes payable (Note 10)                                 194,815       147,815
                                                      ------------   -----------

      Total Current Liabilities                            563,686       557,553
                                                      ------------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)         --

REDEEMABLE COMMON STOCK (Note 13)                            --          --
                                                      ------------   -----------

MINORITY INTEREST (Note 9)                                   --          --



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9
   and 11)
   Common  stock,  authorized  250,000,000 shares;  par
   value  $.001 per share, issued and outstanding
   128,808,889 and 120,123,359 shares for 1996 and
   1995, respectively                            $     128,809    $     120,123
   Common stock subscribed                               2,216            5,047
   Additional paid-in capital                       11,134,235       10,554,674
   Accrued stock option compensation                     --               --
   Deficit accumulated during development stage    (11,676,435)     (11,112,724)
      Total Stockholders' Deficiency                  (411,175)        (432,880)
                                                 $     152,511    $     124,653




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                              Interim Consolidated
                      (unaudited) Statements of Operations


                                        For the Six Months Ended               For the Three Months    Inception (Jan. 31,
                                                June 30,                           Ended June 30,        1986) through
                                           1996              1995             1996           1995           $ 133,349
                                           ----              ----             ----           ----           ---------

SALES
COST AND EXPENSES:                         $ -0-            $ -0-            $ -0-          $ -0-
                                           -----            -----            -----          -----

  Cost of sales                              -0-              -0-              -0-            -0-         103,790
  Research and development                70,923            9,000           31,323            -0-       2,368,174
        expenses
  General and administrative             487,084          668,229          288,175        408,839       7,841,162
        expenses
  Compensation under stock                   -0-              -0-              -0-            -0-         872,894
        options (Note 8)
  Interest expense                         5,704            5,598            2,402          3,316         734,891
  Other (income) and                         -0-              -0-             $-0-           $-0-         (16,018)
                                         -------          -------          -------        -------       ---------
        expense, net

        Total Costs and Expenses         563,711          682,827          321,900        412,155      11,904,893
                                         -------          -------          -------        -------      ----------

Net loss before extraordinary           (563,711)        (682,827)        (321,900)      (412,155)    (11,771,544)
  gain or minority interest
Extraordinary gain on sale of                -0-              -0-              -0-            -0-         100,000
                                                                                                          -------
  investment in subsidiary
  (Note 1)
Net loss before minority                (563,711)        (682,827)        (321,900)      (412,155)    (11,671,544)
  interest
Minority interest in loss                    -0-              -0-              -0-            -0-          26,091
Prior period adjustment (Note                -0-              -0-              -0-            -0-         291,228
                                           -----            -----            -----          -----         -------

  Net loss                         $    (563,711)   $    (682,827)   $    (321,900)   $  (412,155)  $ (11,354,225)
                                   =============    =============    =============    ===========   =============

  Weighted average number of         124,466,000      115,811,000      124,466,000    114,507,000      76,371,000
                                   =============    =============    =============    ===========   =============
        shares outstanding
  Loss per share                           $0.00            $0.01            $0.00          $0.00          $(0.15)






                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                        through June 30, 1996 (unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                Additional        Accrued            During
                                    Common Stock                 Paid-in        Stock Option       Development
                               Shares            Amount          Capital        Compensation          Stage
                               ------            ------        -----------      ------------       -----------
MEDIZONE - DELAWARE
Initial capitalization
   of Medizone Delaware
   (no par value) Feb.
   1986 ($10.21 per
   share)                            882          $9,001
  Shares of Medizone
    (Delaware [no par
    value] issued for
    cash, March 1986
    ($22.58 per share)                50           1,129
                                     932         $10,130
MEDIZONE - NEVADA
(formerly Madison Funding, Inc.
Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per
  share)                       5,500,000          $5,500       $139,998                                $(310)
Exchange of 932 shares
  of Medizone Delaware
  for shares of
  Medizone Nevada
  resulting in a
  reverse merger,
  March 1986                  37,500,000         10,130
Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                                         27,370         (27,370)
                             -----------     ----------      ----------                           ----------
Balance after reverse
  merger, March 1986
  (par value $.001 per share)  43,000,000        43,000         112,628                                 (310)
Shares issued for
  services, July 1986
  ($.10 per share)                 50,000            50           4,950
  Shares issued for
  warrants, Aug.
  through Oct. 1986
  ($.10/share)                  7,814,600         7,815         773,645
  Stock issuance cost in
  connection with
  shares issued for
  warrants                                                     (105,312)
  Adjustment to accrued
  stock option
  compensation                                                                       $223,521
  Net/(loss) for the
  year ended December
  31, 1986                                                                                           (795,758)
                             -----------     ----------      ----------          ------------     -----------

  Balance, December 31,
  1986                        50,864,600        $50,865        $785,911              $223,521       $(796,068)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                                                                                     Deficit
                                                                                   Accumulated
                                                       Additional      Accrued        During
                                Common Stock            Paid-in     Stock Option   Development
                            Shares        Amount        Capital     Compensation      Stage
                            ------        ------       ----------   ------------   -----------
Balance, December 31,
  1986                   50,864,600    $    50,865   $   785,911   $   223,521    $  (796,068)

Shares issued for
  warrants, Jan. 1987
  ($.10 per share)            2,600              2           257
Shares issued for
  patent, March 1987
  ($.69275 per share)     1,000,000          1,000       692,750
Shares issued for
  cash, June 1987
  (from $.10 to $.25
  per share)                950,000            950       149,050
Shares issued for
  services, June and
  July 1987 (from $.10
  to $.25 per share)        203,167            203        24,314
Stock option
  compensation expense
  relating to option
  exercised in August
  1987                                                                 388,551
Option exercised,
  August 1987 ($.001
  per share)                250,000            250       437,250      (437,250)
Adjustment to accrued
  stock option
  compensation              510,527
Net/(loss) for the
  year ended December
  31, 1987                                                                         (2,749,400)
                         ----------      ---------    ----------     ---------     ----------

Balance, December 31,
  1987                   53,270,367         53,270     2,089,532       685,349     (3,545,468)
Options exercised,
  Jan. 1988 ($.001 per
  share)                    200,000            200        99,800       (99,800)
Shares issued for
  cash, Sept. 1988
  ($.0833 per share)      1,000,000          1,000        79,000
Shares issued for
  services (from $.10
  to $.25/share)             35,000             35         7,965
Adjustment to accrued
  stock option
  compensation                                                        (584,599)
Issuance of shares by
  subsidiaries                                           174,126
Net/(loss) for the
  year ended December
  31, 1988                                                                           (714,347)
                         ----------      ---------    ----------     ---------     ----------

Balance, December 31,
  1988                   54,505,367    $    54,505   $ 2,450,423   $       950    $(4,259,815)


                   The accompanying notes are an integral part of these consolidated financial statements.



                                                                                     Deficit
                                                                                   Accumulated
                                                       Additional      Accrued        During
                                Common Stock            Paid-in     Stock Option   Development
                            Shares        Amount        Capital     Compensation      Stage
                            ------        ------       ----------   ------------   -----------
Balance, December 31,
 1988                     54,505,367    $    54,505   $ 2,450,423   $       950    $(4,259,815)

Shares issued for
  services (from $.10
  to $.19/share)             261,889            262        46,363
Shares issued for cash
  (from $.03 to $.10
  per share)               5,790,000          5,790       285,710
Shares issued for
  notes and accrued
  liabilities (from
  $.06 to $.24 per
  share)                   4,749,532          4,750       578,978
Options exercised
  ($.001 per share)          375,000            375        59,125       (59,125)
Adjustment to accrued
  stock option
  compensation                                                           58,175
Net/(loss) for the
  year ended December
  31, 1989                                                                            (862,051)
                         -----------    -----------   -----------    -----------  ------------

Balance, December 31,
  1989                    65,681,788         65,682     3,420,599           -0-     (5,121,866)

Shares issued for
  services ($.10 per
  share)                     880,000            880        87,120
Shares issued for cash
  (from $.03 to $.05
  per share)               4,250,000          4,250       175,250
Shares issued for
  notes and accrued
  liabilities (from
  $.055 to $.10 per
  share)                   2,422,727          2,423       137,577
Adjustment to accrued
  stock option
  compensation                 6,000
Issuance of shares by
  subsidiaries               100,000
Net/(loss) for the
  year ended December
  31, 1990                  (606,309)
                         -----------    -----------   -----------    -----------  ------------

Balance, December 31,
  1990                    73,234,515    $    73,235   $ 3,920,546   $     6,000    $(5,728,175)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                                                                                     Deficit
                                                                                   Accumulated
                                                       Additional      Accrued        During
                                Common Stock            Paid-in     Stock Option   Development
                            Shares        Amount        Capital     Compensation      Stage
                            ------        ------       ----------   ------------   -----------
Balance, December 31,
  1990                    73,234,515    $    73,235   $ 3,920,546   $     6,000    $(5,728,175)

Shares issued for
  services (from $.15
  to $.20/share)             425,000            425        72,075
Shares issued for cash
  (from $.036 to $.20
  per share)               4,366,667          4,366       305,634
Adjustment to accrued
  stock option
  compensation                                                          324,800
Options exercised
  (from $.22 to $.93
  per share)                 450,000            450       204,050      (204,050)
Sale of subsidiary's
  stock                                                     5,000
Net/(loss) for the
  year ended December
  31, 1991                                                                          (1,220,152)
                           ---------     ----------   -----------    ----------    -----------

Balance, December 31,
  1991                    78,476,182         78,476     4,507,305       126,750     (6,948,327)

Shares issued for
  services ($.20 per
  share)                     151,500            152        30,148
Shares issued for
  accrued liabilities
  ($.15/share)               250,000            250        37,250
Shares issued for cash
  ($.15 to $.20 per
  share)                   2,702,335          2,702       427,648
Shares issued in
  settlement of
  advances from and
  amounts due to
  stockholder ($.10
  per share)              13,118,619         13,119       800,248
Options exercised
  ($.50 per share)           250,000            250       124,750      (124,750)
Adjustment to accrued
  stock option
  compensation                                                           (2,000)
Sale of subsidiary's
  stock                                                    81,100
Net/(loss) for the
  year ended December
  31, 1992                                                                            (649,941)
                           ---------     ----------   -----------    ----------    -----------


Balance, December 31,
  1992                    94,948,636    $    94,949   $ 6,008,449          --      $(7,598,268)




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                        through June 30, 1996 (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                      Additional        Accrued          During
                                    Common Stock                                       Paid-in        Stock Option     Development
     Shares                             Amount                      Subscribed         Capital        Compensation        Stage
- -----------------------       ---------------------------------    ------------     -------------    --------------   ------------

Balance, December
  31, 1992                       94,948,636    $      94,949                        $   6,008,449             --     $  (7,598,268)

Cancelled shares
  previously issued
  in settlement of
  advances from and
  amounts due to
  stockholder ($.062/share)     (13,118,619)         (13,119)                            (800,248)
Shares issued for
  services from $.10
  to $.46/sh.)                    5,347,219            5,347                              542,859
Shares issued for
  cash (from $.15 to
  $.20/share)                     1,471,666            1,472                              269,528
Shares subscribed                                               $       2,619             259,296
Net/(loss) for the
  year ended December
  31, 1993                                                                                          (1,598,342)
                                -----------     ------------    -------------       -------------  -----------       -------------

Balance, December
  31, 1993                       88,648,902           88,649            2,619        6,279,884      (9,196,610)

Shares issued for
  services ($.10 per
  share)                          1,431,590            1,431          141,727
Shares subscribed
  ($.10 per share)                    9,552          945,682
Shares subscribed
  for cancellation of
  indebtedness ($.10
  per share)                            417           41,234
Shares subscribed
  for cancellation of
  indebtedness to
  former management
  ($.18 per share)                   11,250        2,022,379
Issuance of
  subscribed stock               10,384,900    $      10,385    $     (10,385)
Issuance of shares to
  certain prior purchasers
  of common stock in
  recognition of disparity
  in purchase price in
  contemporaneous
  offering                        1,125,834            1,126    $      (1,126)
Prior period
  adjustment                                                                                     $     219,422
Net loss for the
  year ended December
  31, 1994                                                                                          (1,126,315)
                                -----------     ------------    -------------       -------------  -----------       -------------

Balance, December
  31, 1994                      101,591,226          101,591           13,453        9,429,780            --        (10,103,503)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.





                                                                                                              Deficit
                                                                                                           Accumulated
                                                                               Additional     Accrued        During
                                Common Stock                                    Paid-in     Stock Option   Development
     Shares                         Amount                      Subscribed      Capital     Compensation      Stage
- -----------------------   ---------------------------------    ------------  ------------- -------------- ------------

Balance, December
  31, 1994                101,591,226          101,591           13,453        9,429,780          -     (10,103,503)

Redeemable shares
  converted to common
  stock                       200,000              200                            39,800                     71,806
Shares issued for
  services ($.10/sh)        2,050,000            2,050                           202,950
Issuance of
  subscribed stock         17,524,860           17,524          (17,524)
Cancelled shares
  previously issued
  to former
  management               (1,242,727)          (1,242)                          (70,563)
Shares subscribed
  ($.10 per share)                                                9,118          902,707
Prior period
  adjustment
Sales of
  subsidiary's stock                                             50,000
 Net/(loss) for the
  year ended December
  31, 1995                                                                                               (1,081,027)
                         ------------    -------------    -------------    -------------  -----------   -----------

Balance, December
  31, 1995                120,123,359    $     120,123    $       5,047    $  10,554,674          -     (11,112,724)
Shares subscribed
  ($.10 per share)
 Shares subscribed                                                5,855          579,561
  ($.10 per share)
Issuance of                 8,685,530            8,686          (8,6868)
Subscribed Stock
Net/(loss) for the                                                                                         (241,811)
  quarter ended June
  30, 1996
Balance, June 30,       $ 128,808,889    $     128,809    $       2,216    $  11,134,235          -   $ (11,176,435)
                        =============    =============    =============    =============  =========== =============





                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       From the Date of
                                                For the Six Months    Inception (Jan. 31,
                                                  Ended June 30,        1986) through
                                             1996          1995        June 30, 1996
                                         -----------  ------------  ---------------------

OPERATING ACTIVITIES
Net loss of Madison Funding, Inc.                $-             $-    $      (310)
 Net loss                                  (563,711)      (682,827)    (9,714,302)
 Prior period adjustment                       --             --             --
 Adjustments to reconcile net loss
   to net cash in operating
   activities:
   Issuance of stock for services              --          185,000      1,171,306
   Stock subscription for services             --           13,380         13,380
   Compensation - stock options                --             --          924,975
   Write-off of license agreement              --             --                2
   Write-off of patent                         --             --          693,750
   Depreciation and amortization              1,274            604         19,451
   Minority interest in loss                   --             --          (26,091)
 Changes in assets and liabilities:
   Current and other assets                 (13,991)       (27,803)       (81,969)
   Accounts payable                         (17,438)       (74,608)       504,723
   Accrued liabilities                      (21,649)        (7,719)       127,122
                                           --------        -------      ---------

Net Cash Used in Operating Activities      (615,115)      (337,119)     6,367,967)
                                            -------        -------      ---------

INVESTMENT ACTIVITIES
 Additions to organization costs               --             --           (8,904)
 Additions to fixed assets                  (10,004)          --          (21,249)
 Additions to deposits                       (1,695)          --          (55,997)
                                            -------        -------       --------

Net Cash Used in Investment                 (11,699)          --          (86,150)
                                            -------        -------       --------
 Activities

FINANCING ACTIVITIES
 Issuance of stock for cash                    --             --        1,867,977
 Stock issuance cost                           --             --         (105,312)
 Exercise of warrants                          --             --          781,719
 Exercise of stock options                     --             --            1,525
 Sale of stock of subsidiary                   --          150,000        421,847
 Proceeds of long-term debt                    --             --          191,657
 Proceeds of notes payable                   47,000           --          330,665
 Payment of notes payable                      --             --         (189,150)
 Redeemable common stock                       --             --           40,000
 Increase in minority interest                 --             --           14,470
 Common stock subscribed                    585,416        450,778      2,702,661
 Increase in notes and loans payable           --           50,000        399,896
                                            -------        -------      ---------

Cash Provided by Financing                  632,416        650,778      6,457,955
                                            -------        -------      ---------
Activities


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  Page 12 of 33

                                                              From the Date of
                                       For the Six Months   Inception (Jan. 31,
                                         Ended June 30,        1986) through
                                       1996       1996         June 30, 1996
                                     ---------  -------     --------------------

INCREASE (DECREASE) IN CASH AND CASH  $5,602    (5,568)          $3,842
 EQUIVALENTS

 Cash and cash equivalents,          (1,760)     25,568               -
   beginning of period

 Cash and cash equivalents, end of   (3,842)       $-0-          $3,842
                                     ======      ======          ======
   period

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

 Cash paid for interest                    -          -         $26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
 ACTIVITIES

 Conversion of notes payable to            -          -      $2,091,980
   stock
 Conversion of long-term debt to           -          -         191,658
   stock
 Conversion of accrued liabilities         -          -         258,689
   to stock
 Conversion of accounts payable to         -          -           4,285
   stock
 Conversion due to stockholders to         -          -       1,103,263
   stock
 Issuance of stock for license             -          -               2
   agreement
 Issuance of stock for patent              -          -         693,750
 Cancellation of stock for                 -          -         813,367
   reinstatement due to
   stockholders
 Conversion of redeemable common           -          -          40,000
   stock to common stock





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.     NATURE OF THE BUSINESS

Background
- ----------

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

Formation of Joint Venture Subsidiary
- -------------------------------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================


1.    NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
- -------------------------------------

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

                                                                 Medizone
                                                                 Medizone
                                                                 New Zealand
                                                                 International,
                                                                 Inc. Limited
                                                                 --------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1. NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
- -------------------------------------

The Managing Agent Agreement shall expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

Business Activities
- -------------------

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

On May 16, 1994, the Company announced that human trials were to commence at the University of Naples on May 30, 1994 to study the effects of Medizone (the drug) on patients infected with either HIV or Hepatitis B (chronic active). The two protocols, either for HIV or Hepatitis B patients, were designed by the Company as classical Phase 1 trials of the Company's patents to determine, in dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. To date, the University of Naples remains the only site that has actually commenced these trials, with other university-based hospitals still awaiting approval by their Italian university authorities on a site by site basis. In that regard, such approvals have been received by San Raffaele Hospital of the University of Milan (with respect to HIV) and the Regional Oncology Center and AIDS Treatment Center at Aviano (with respect to chronic active Hepatitis B). Trials will not actually begin at these sites until the Company has the financial wherewithal to make a binding commitment to fund a portion of the research costs. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company's applications to the FDA.

2.     CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER
       MANAGEMENT

Changes in Control
- ------------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1. NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
- -------------------------------------


were then appointed on an interim basis,  to serve until the formal  election of
directors  and   appointment   of  officers  at  the  next  annual   meeting  of
shareholders.


2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER
   MANAGEMENT

Litigation Against Former Management
- ------------------------------------

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

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company, MCL, a 66.6% owned subsidiary and Medizone-Delaware (an inactive company). Intercompany transactions have been eliminated.

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Fixed Assets
- ------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)-

Other Assets - Organization Costs
- ---------------------------------

Organization costs were deferred and amortized over a 60-month period on a straight-line basis.

Loss per Share
- --------------

The computation of primary loss per share of common stock is based on the weighted average number of shares outstanding during the period.

5.     OTHER ASSETS

Patent
- ------

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

License Agreement
- -----------------

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

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company paid $61,000 in full settlement of all remaining claims.

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




                                                  Page 21 of 33
I:\DATA\WPDOCS\AG_\96021397

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




7.     ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

Also during 1989, the Company satisfied obligations for notes payable to and accrued interest due to unrelated individuals totaling $377,539 by the issuance of 3,899,532 shares of common stock. The Company issued 250,000 shares of common stock to an officer and 600,000 shares of common stock to three advisors to the Company as additional compensation for work done for the Company. These issuances were ascribed values of $60,650 and $145,539, respectively, by the Company. Also during 1989, two holders exercised their options and acquired an aggregate of 375,000 shares of common stock.

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

During the first six months of 1996, the Company received $585,416 in cash from investors subscribing to 5,854,160 shares of the Company's common stock.

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

       The following is a summary of option transactions:


                                                Shares under Option
                                          1995          1994           1993
                                          ----          ----           ----

Outstanding, beginning of year              -             -             -
Granted                                4,500,000          -             -
Canceled                                    -             -             -
Exercised                                   -             -             -
                                       ---------       -------       -------
Outstanding, end of year 4,500,000

Eligible, end of year, for current
exercise                                    -             -             -
                                       =========       =======       =======

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



11. RESTATEMENTS OF PRIOR PERIODS (Unaudited) (continued)-

The effect of these restatements is as follows:

                                                        Three Months Ended
                          --------------------------------------------------------------------------------------
                  December 31, 1991  March 31, 1992      June 30, 1992    September 30, 1992   December 31, 1992
Net loss:
Previously
Reported              $1,215,200         $ 151,930         $ 173,496           $ 147,905         $  89,510
Adjustment                 5,000            24,555                 -              24,470            32,075

As adjusted           $1,220,200         $ 176,485         $ 173,496           $ 172,375         $ 121,585
                       =========           =======           =======             =======           =======

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




                  (Remainder of page intentionally left blank)

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

General
- -------

From its commencement, the Company has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. The Company has not generated and cannot predict when or if it will generate sufficient cash flow from operations to fund its continuing operations. Since its organization, the Company has paid or accrued a total of $2,399,497 for research and development.

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

Litigation Against Former Management
- ------------------------------------

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

Six-month periods ended June 30, 1996, and June 30, 1995
- --------------------------------------------------------

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

Expenditures for research and development performed by independent contractors was $70,923 during the 1996 period and was $9,000 during the 1995 period.

General and administrative expenses were $487,084 in the 1996 period as compared to $668,223 in the 1995 period.

Interest was $5,704 in the first six months of 1996, as compared to $5,598 for 1995.

Net cash used in operating activities was $615,115 in the 1996 period as compared to $676,346 in the 1995 period. The decrease was due primarily to decreased general and administrative expenses.

Cash provided by financing activities decreased in the 1996 period by $18,362. The decrease was due primarily to common stock subscriptions received during the period.

Three-month periods ended June 30, 1995, and June 30, 1994
- ----------------------------------------------------------

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

Expenditures for research and development performed by independent contractors was $9,000 during the 1995 period and was $18,924 during the 1994 period.

General and administrative expenses were $668,229 in the 1995 period as compared to $394,507 in the 1994 period.

Interest expense decreased from 1994 to 1995 by approximately $83,000 to $5,598 due to the elimination of the notes payable to former management in accordance with the settlement agreement.

Net cash used in operating activities was $676,346 in the 1995 period as compared to $579,500 in the 1994 period. The increase was due primarily to increased general and administrative expenses.

Cash provided by financing activities increased in the 1995 period by $81,746. The increase was due primarily to common stock subscriptions received during the period.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had a working capital deficiency of $411,175 and stockholders' deficiency of $526,822. At December 31, 1995, the Company had a working capital deficiency of $538,102 and stockholders' deficiency of $432,880.

From January 1, 1996, through June 30, 1996, the Company received subscriptions to purchase 5,854,16 shares of its common stock at a per share price of $.10 for aggregate proceeds of $585,416.

The management of the Company continues to require funds to enable it to fund requisite research necessary to gain regulatory approval(s) and continue operations. The Company is engaged in a number of research initiatives which it believes may enable it to successfully achieve its primary goals, which include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS.

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

C. Eliminating the Personal Liability of Directors

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


D. Indemnification of Officers and Directors
   -----------------------------------------

     The Registrant's stockholders approved a resolution amending the Registrant's ByLaws to authorize indemnification agreements between the Company and its officers and directors and authorized the Registrant to enter into indemnification agreements with its present officers and directors and with each future officer and director when and as the Board of Directors deems it appropriate.

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



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly uthorized.

                                          MEDIZONE INTERNATIONAL, INC.
                                          ----------------------------
                                               (Registrant)

                                          /s/ Arthur P. Bergeron
                                          --------------------------------------
                                          Arthur P. Bergeron
                                          Vice President and
                                          Chief Financial Officer
August 14, 1996