Form 10-Q/A
period 1996-06-30
MEDIZONE INTERNATIONAL INC
filed 1996-11-14
CIK 753772

Part I of this Report was the subject of a
                    Form 12b-25 and has been included in this
                                     Report.

                                   FORM 10-Q/A

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

                                                YES  X      No
                                                   ----   -----

At August 7, 1996, there were outstanding 129,951,613 shares of the registrant's common stock.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                   FORM 1O-Q/A

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


Item 1. - Financial Statements
------------------------------

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


Item 1. - Financial Statements
------------------------------

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)


                                     ASSETS

                                                                    December 31,
                                               June 30, 1996            1995

CURRENT ASSETS
   Cash and cash equivalents                        3,842           $       --
   Prepaid expenses and advances                   33,022                 19,431
                                               ----------           ------------

                                                   36,864                 19,431
FIXED ASSETS
   Leasehold improvements                           3,004                   --
   Office equipment                                11,663                  4,663
   Furniture and fixtures                           2,711                  2,711
                                               ----------           ------------
                                                   17,378                  7,374
   Less accumulated depreciation                    6,675                  5,401
                                               ----------           ------------
                                                   10,703                  1,973
                                               ----------           ------------
OTHER ASSETS
   Investment in affiliate (Note 1)                  --                     --
   Receivable from affiliate (Note 1)              48,947                 48,947
   License agreement (Note 5)                        --                     --
   Organization costs (net of accumulated
      amortization)                                  --                     --
   Deposits (Note 6)                               55,997                 54,302
                                               ----------           ------------
                                                 $152,511               $124,653
                                               ==========           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Checks issued in excess of deposit            $   --                 $  1,760
   Accounts payable                               298,534                315,972
   Accrued liabilities                             70,337                 91,986
   Notes payable (Note 10)                        194,815                147,815
                                               ----------           ------------

      Total Current Liabilities                   563,686                557,553
                                               ----------           ------------
COMMITMENTS AND CONTINGENCIES
(Notes 2, 3, 6 and 13)                               --

REDEEMABLE COMMON STOCK (Note 13)                    --                     --
                                               ----------           ------------
MINORITY INTEREST (Note 9)                           --                     --


                     The accompanying notes are an integral part of these consolidated financial statements.

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9
   and 11)
   Common  stock,  authorized  250,000,000
   shares;  par value  $.001 per share,
   issued and outstanding 128,808,889 and
   120,123,359 shares for 1996 and 1995,
   respectively                               $   128,809           $   120,123
   Common stock subscribed                          2,216                 5,047
   Additional paid-in capital                  11,134,235            10,554,674
   Accrued stock option compensation                 -                      -
   Deficit accumulated during development
   stage                                      (11,676,435)          (11,112,724)
                                              -----------           -----------
      Total Stockholders' Deficiency             (411,175)             (432,880)
                                              -----------           -----------
                                              $   152,511           $   124,653
                                              ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated Financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                              Interim Consolidated
                      (unaudited) Statements of Operations


================================================================================

                                          For the Six Months Ended    For the Three Months      1986) through
                                                 June 30,                Ended June 30,         June 30, 1996
                                                                                             -------------------
                                            1996          1995         1996          1995
                                            ----          ----         ----          ----
SALES

COST AND EXPENSES:                        $ -0-          $ -0-        $ -0-          $ -0-       $   133,349
                                     ----------   ------------  -----------   ------------       -----------
  Cost of sales                             -0-            -0-          -0-            -0-           103,790
  Research and development               70,923          9,000       31,323            -0-          2,399,49
        expenses
  General and administrative            487,084        668,229      288,175        408,839         8,129,337
        expenses
  Compensation under stock                  -0-            -0-          -0-            -0-           872,894
        options (Note 8)
  Interest expense                        5,704          5,598        2,402          3,316           737,293
  Other (income) and                        -0-            -0-         $-0-           $-0-           (16,018)
                                     ----------   ------------  -----------   ------------       -----------
        expense, net

        Total Costs and Expenses        563,711        682,827      321,900        412,155        12,226,793
                                     ----------   ------------  -----------   ------------       -----------

Net loss before extraordinary         (563,711)      (682,827)    (321,900)      (412,155)       (12,093,444)
  gain or minority interest

Extraordinary gain on sale of               -0-            -0-          -0-            -0-           100,000
  investment in subsidiary
  (Note 1)
Net loss before minority              (563,711)      (682,827)    (321,900)      (412,155)       (11,993,444)
  interest
Minority interest in loss                   -0-            -0-          -0-            -0-            26,091
Prior period adjustment (Note               -0-            -0-          -0-            -0-           291,228
                                     ----------   ------------  -----------   ------------       -----------
  11)

  Net loss                           $(563,711)     $(682,827)   $(321,900)     $(412,155)      $(11,676,125)
                                    ===========   ============  ===========   ===========       ============

  Weighted average number of        124,466,000    115,811,000  124,466,000   114,507,000         77,582,000
                                    ===========   ============  ===========   ============      ============
        shares outstanding
  Loss per share                          $0.00          $0.01        $0.01         $0.00             $(0.15)
                                    ===========   ============  ===========   ============      ============



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

================================================================================

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

MEDIZONE - DELAWARE
-------------------

Initial capitalization
   of Medizone Delaware
   (no par value) Feb.
   1986 ($10.21 per share)            882    $      9,001
Shares of Medizone
   (Delaware [no par
   value] issued for
   cash, March 1986
   ($22.58 per share)                  50           1,129
                             ------------    ------------
                                      932    $     10,130
                             ============    ============

MEDIZONE - NEVADA
-----------------
(formerly Madison Funding, Inc.)
Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per share)        5,500,000    $      5,500    $    139,998                $       (310)
Exchange of 932 shares
  of Medizone Delaware
  for shares of Medizone
  Nevada resulting in a
  reverse merger, March 1986   37,500,000          10,130
Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                           27,370         (27,370)
                               ----------     ------------   ------------                --------------
Balance after reverse
  merger, March 1986
  (par value $.001 per
  share)                       43,000,000          43,000         112,628                         (310)
Shares issued for
  services, July 1986
  ($.10 per share)                 50,000              50           4,950
Shares issued for
  warrants, Aug
  through Oct. 1986
  ($.10/share)                  7,814,600           7,815         773,645
Stock issuance cost in
  connection with
  shares issued for warrants                                     (105,312)
Adjustment to accrued
  stock option compensation                                                  $    223,521
Net/(loss) for the year
  ended December 31, 1986                                                                      (795,758)
                               ----------     ------------   ------------    ------------ --------------
Balance, December 31, 1986     50,864,600     $     50,865   $    785,911    $    223,521  $   (796,068)

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

================================================================================

                                                                                           Deficit
                                                                                         Accumulated
                                                             Additional    Accrued         During
                                          Common Stock         Paid-in   Stock Option    Development
                                     Shares        Amount      Capital   Compensation       Stage
                                     ------        ------    ----------  ------------    -----------

Balance, December 31,
  1986                        50,864,600     $ 50,865        $  785,911  $   223,521    $   (796,068)

Shares issued for
  warrants, Jan. 1987
  ($.10 per share)                 2,600            2               257
Shares issued for
  patent, March 1987
  ($.69275 per share)          1,000,000        1,000           692,750
Shares issued for
  cash, June 1987
  (from $.10 to $.25
  per share)                     950,000          950           149,050
Shares issued for
  services, June and
  July 1987 (from $.10
  to $.25 per share)             203,167          203            24,314
Stock option
  compensation expense
  relating to option
  exercised in August
  1987                                                                       388,551
Option exercised,
  August 1987 ($.001
  per share)                     250,000          250           437,250     (437,250)
Adjustment to accrued
  stock option
  compensation                                                               510,527
Net/(loss) for the year
  ended December 31, 1987                                                               (2,749,400)
                             -----------  -----------   ---------------  -----------  ------------

Balance, December 31,
  1987                        53,270,367       53,270         2,089,532      685,349    (3,545,468)

Options exercised,
  Jan. 1988 ($.001 per
  share)                         200,000          200            99,800      (99,800)
Shares issued for
  cash, Sept. 1988
  ($.0833 per share)           1,000,000        1,000            79,000
Shares issued for
  services (from $.10
  to $.25/share)                  35,000           35             7,965
Adjustment to accrued
  stock option
  compensation                                                              (584,599)
Issuance of shares by
  subsidiaries                                                  174,126
Net/(loss) for the
  year ended December
  31, 1988                                                                               (714,347)
                             -----------  -----------   ---------------  -----------  ------------

Balance, December 31, 1988    54,505,367      $54,505        $2,450,423         $950  $(4,259,815)

              The accompanying notes are an integral part of these
                       consolidated fnancial statements.

                MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                        through June 30, 1996 (unaudited)

================================================================================

                                                                                        Deficit
                                                                                      Accumulated
                                                         Additional     Accrued         During
                                  Common Stock            Paid-in     Stock Option    Development
                              Shares        Amount         Capital    Compensation       Stage
                              ------        ------       ----------   ------------    -----------


Balance, December 31,
  1988                      54,505,367    $    54,505   $ 2,450,423   $       950    $(4,259,815)

Shares issued for
  services (from $.10
  to $.19/share)               261,889            262        46,363
Shares issued for cash
  (from $.03 to $.10
  per share)                 5,790,000          5,790       285,710
Shares issued for
  notes and accrued
  liabilities (from
  $.06 to $.24 per
  share)                     4,749,532          4,750       578,978
Options exercised
  ($.001 per share)            375,000            375        59,125       (59,125)
Adjustment to accrued
  stock option
  compensation                  58,175
Net/(loss) for the
  year ended December
  31, 1989                                                                           (862,051)
                           -----------      ----------  -----------   -----------  ----------

Balance, December 31,
  1989                      65,681,788         65,682     3,420,599           -0-  (5,121,866)

Shares issued for
  services ($.10 per
  share)                       880,000            880        87,120
Shares issued for cash
  (from $.03 to $.05
  per share)                 4,250,000          4,250       175,250
Shares issued for
  notes and accrued
  liabilities (from
  $.055 to $.10 per
  share)                     2,422,727          2,423       137,577
Adjustment to accrued
  stock option
  compensation                   6,000
Issuance of shares by
  subsidiaries                 100,000
Net/(loss) for the
  year ended December
  31, 1990                    (606,309)
                           -----------    -----------   -----------   -----------    -----------

Balance, December 31,
  1990                      73,234,515    $    73,235   $ 3,920,546   $     6,000    $(5,728,175)


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

================================================================================

                                                                                        Deficit
                                                                                      Accumulated
                                                         Additional     Accrued         During
                                  Common Stock            Paid-in     Stock Option    Development
                              Shares        Amount         Capital    Compensation       Stage
                              ------        ------       ----------   ------------    -----------


Balance, December 31,
  1990                    73,234,515    $    73,235   $ 3,920,546   $     6,000    $(5,728,175)

Shares issued for
  services (from $.15
  to $.20/share)             425,000            425        72,075
Shares issued for cash
  (from $.036 to $.20
  per share)               4,366,667          4,366       305,634
Adjustment to accrued
  stock option
  compensation               324,800
Options exercised
  (from $.22 to $.93
  per share)                 450,000            450       204,050      (204,050)
Sale of subsidiary's
  stock                        5,000
Net/(loss) for the
  year ended December
  31, 1991                                                                         (1,220,152)
                          -----------   -----------   -----------    -----------   ----------

Balance, December 31,
  1991                     78,476,182        78,476     4,507,305       126,750    (6,948,327)

Shares issued for
  services ($.20 per
  share)                      151,500           152        30,148
Shares issued for
  accrued liabilities
  ($.15/share)               250,000            250        37,250
Shares issued for cash
  ($.15 to $.20 per
  share)                   2,702,335          2,702       427,648
Shares issued in
  settlement of
  advances from and
  amounts due to
  stockholder ($.10
  per share)              13,118,619         13,119       800,248
Options exercised
  ($.50 per share)           250,000            250       124,750      (124,750)
Adjustment to accrued
  stock option
  compensation                (2,000)
Sale of subsidiary's
  stock                       81,100

Net/(loss) for the
  year ended December
  31, 1992                                                                            (649,941)
                         -----------    -----------   -----------    -----------   -----------

Balance, December 31,
  1992                    94,948,636    $    94,949   $ 6,008,449          --      $(7,598,268)

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

================================================================================


                                                                                                  Deficit
                                                                                                Accumulated
                                                                  Additional        Accrued        During
                              Common Stock                          Paid-in      Stock Option   Development
     Shares                      Amount           Subscribed        Capital      Compensation      Stage
-----------------------       ------------       ------------     ----------     ------------   -----------

Balance, December
  31, 1992                       94,948,636     $     94,949     $  6,008,449         -         $   (7,598,268)
Cancelled shares
  previously issued
  in settlement of
  advances from and
  amounts due to
  stockholder ($.062/share)     (13,118,619)         (13,119)                         (800,248)
Shares issued for
  services from $.10
  to $.46/sh.)                    5,347,219            5,347                           542,859
Shares issued for
  cash (from $.15 to
  $.20/share)                     1,471,666            1,472                           269,528
Shares subscribed                                               $       2,619          259,296
Net/(loss) for the
  year ended December
  31, 1993                                                                                           1,598,342)
                              -------------    -------------    -------------    -------------    -------------
Balance, December
  31, 1993                       88,648,902           88,649            2,619        6,279,884      (9,196,610)

Shares issued for
  services ($.10 per
  share)                          1,431,590            1,431          141,727
Shares subscribed
  ($.10 per share)                                                      9,552          945,682
Shares subscribed
  for cancellation of
  indebtedness ($.10
  per share)                                                              417           41,234
Shares subscribed
  for cancellation of
  indebtedness to
  former management
  ($.18 per share)                                                     11,250        2,022,379
Issuance of
  subscribed stock               10,384,900    $      10,385    $     (10,385)
Issuance of shares to
  certain prior purchasers
  of common stock in
  recognition of disparity
  in purchase price in
  contemporaneous offering        1,125,834            1,126                    $      (1,126)
Prior period
  adjustment                                                                                         $     219,422
Net loss for the
  year ended December
  31, 1994                                                                                              (1,126,315)
                              -------------    -------------    -------------   ---------------      -------------  -----------
Balance, December
  31, 1994                      101,591,226          101,591           13,453        9,429,780            --        (10,103,503)


                       The   accompanying   notes  are  an
                       integral part of these consolidated
                       financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                            Additional        Accrued        During
                                   Common Stock                               Paid-in      Stock Option   Development
     Shares                           Amount                 Subscribed       Capital      Compensation      Stage
-----------------------    ---------------------------      ------------     ----------     ------------   -----------


Balance, December
  31, 1994                101,591,226          101,591           13,453        9,429,780          -        (10,103,503)

Redeemable shares
  converted to common
  stock                       200,000              200                            39,800
Shares issued for
  services ($.10/sh)        2,050,000            2,050                           202,950
Issuance of
  subscribed stock         17,524,860           17,524          (17,524)
Cancelled shares
  previously issued
  to former
  management               (1,242,727)          (1,242)                          (70,563)
Shares subscribed
  ($.10 per share)                                                9,118          902,707
Prior period
  adjustment                                                                                                   71,806
Sales of
  subsidiary's stock                                                              50,000
Net/(loss) for the
  year ended December
  31, 1995                                                                                                 (1,081,027)
                          -----------         --------       ----------    -------------    -----------  ------------

Balance, December
  31, 1995                120,123,359    $     120,123    $       5,047    $  10,554,674         -        (11,112,724)
Shares subscribed
  ($.10 per share)
Shares subscribed                                                 5,855          579,561
  ($.10 per share)
Issuance of                 8,685,530            8,686          (86,868)
  Subscribed Stock
Net/(loss) for six                                                                                           (563,711)
  months ended June
  30, 1996
Balance, June 30,       $ 128,808,889    $     128,809    $       2,216    $  11,134,235        -       $ (11,176,435)
  1996                   =============    =============    =============    =============   ============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                       From the Date of
                                               For the Six Months     Inception (Jan. 31,
                                                 Ended June 30,         1986) through
                                              1996           1995       June 30, 1996
                                         -------------  ------------  ------------------


OPERATING ACTIVITIES
Net loss of Madison Funding, Inc.                $-             $-    $      (310)
 Net loss                                  (563,711)      (682,827)    (9,714,302)
 Prior period adjustment                       --             --             --
 Adjustments to reconcile net loss
   to net cash in operating
   activities:
   Issuance of stock for services              --          185,000      1,171,306
   Stock subscription for services             --           13,380         13,380
   Compensation - stock options                --             --          924,975
   Write-off of license agreement              --             --                2
   Write-off of patent                         --             --          693,750
   Depreciation and amortization              1,274            604         19,451
   Minority interest in loss                   --             --          (26,091)
 Changes in assets and liabilities:
   Current and other assets                 (13,991)      (100,994)       (81,969)
   Accounts payable                         (17,438)       (76,583)       504,723
   Accrued liabilities                      (21,649)       (14,926)       127,122
                                        -----------    -----------    -----------
Net Cash Used in Operating Activities      (615,115)      (676,346)     6,367,967)
                                        -----------    -----------    -----------

INVESTMENT ACTIVITIES
 Additions to organization costs               --             --           (8,904)
 Additions to fixed assets                  (10,004)          --          (21,249)
 Additions to deposits                       (1,695)          --          (55,997)
                                        -----------    -----------    -----------

Net Cash Used in Investment                 (11,699)          --          (86,150)
                                        -----------    -----------    -----------
 Activities

FINANCING ACTIVITIES
 Issuance of stock for cash                    --             --        1,867,977
 Stock issuance cost                           --             --         (105,312)
 Exercise of warrants                          --             --          781,719
 Exercise of stock options                     --             --            1,525
 Sale of stock of subsidiary                   --          150,000        421,847
 Proceeds of long-term debt                    --             --          191,657
 Proceeds of notes payable                   47,000           --          330,665
 Payment of notes payable                      --             --         (189,150)
 Redeemable common stock                       --             --           40,000
 Increase in minority interest                 --             --           14,470
 Common stock subscribed                    585,416        450,778      2,702,661
 Increase in notes and loans payable           --           50,000        399,896
                                        -----------    -----------    -----------

Cash Provided by Financing                  632,416        650,778      6,457,955
                                        -----------    -----------    -----------
Activities


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                      From the Date of
                                            For the Six Months      Inception (Jan. 31,
                                              Ended June 30,           1986) through
                                             1996         1995         June 30, 1996
                                       -------------  ------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH   $    5,602    $  (25,568)   $    3,842
 EQUIVALENTS

 Cash and cash equivalents,                (1,760)       25,568          --
   beginning of period

 Cash and cash equivalents, end of     $    3,842          $-0-    $    3,842
                                       ==========    ==========    ==========
   period

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

 Cash paid for interest                      --            --      $   26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
 ACTIVITIES

 Conversion of notes payable to              --            --      $2,091,980
   stock
 Conversion of long-term debt to             --            --         191,658
   stock
 Conversion of accrued liabilities           --            --         258,689
   to stock
 Conversion of accounts payable to           --            --           4,285
   stock
 Conversion due to stockholders to           --            --       1,103,263
   stock
 Issuance of stock for license               --            --               2
   agreement
 Issuance of stock for patent                --            --         693,750
 Cancellation of stock for                   --            --         813,367
   reinstatement due to
   stockholders
 Conversion of redeemable common             --            --          40,000
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

Background
----------

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

Formation of Joint Venture Subsidiary
-------------------------------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

1.    NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
-------------------------------------

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

                                                            Medizone
                                                            Medizone New Zealand
                                        Limited             International, Inc.
                                        -------             --------------------

Initial license                           50%                        50%

Subsequent license
fees up to $500,000                       50%                        50%

Subsequent license fees
between $500,000 and $750,000             75%                        25%

Subsequent license fees in
excess of $750,000                        85%                        15%

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

1. NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
-------------------------------------

The Managing Agent Agreement shall expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

Business Activities
-------------------

The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone--generating equipment and related products for medical applications.

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

Changes in Control
------------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

1. NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)
-------------------------------------

2.     CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER
       MANAGEMENT

Litigation Against Former Management
------------------------------------

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

Principles of Consolidation
---------------------------

The consolidated  financial statements include the accounts of the Company, MCL,
a  66.6%  owned  subsidiary  and   Medizone-Delaware   (an  inactive   company).
Intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Fixed Assets
------------

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)-

Other Assets - Organization Costs
---------------------------------

Organization costs were deferred and amortized over a 60-month period on a straight-line basis.

Loss per Share
--------------

The computation of primary loss per share of common stock is based on the weighted average number of shares outstanding during the period.

5. OTHER ASSETS

Patent
------

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

License Agreement
-----------------

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

During 1992, a financial consulting entity agreed to raise equity financing for Medizone. An agreement was executed requiring the Company to tender $50,000 to a third party whose obligation was to hold the funds in escrow pending completion of the financing; however, these sums were not tendered at that time. In the event of completion of the financing, the $50,000 would be released from escrow

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

6.     COMMITMENTS AND CONTINGENCIES (See also Note 10) (continued)

to the consultant to defray legal fees of the consultant. In the event the financing failed to be completed, the funds were to be returned to the Company. In a separate transaction during 1992, the Company sold 250,000 shares of common stock to five investors for $50,000, and caused the proceeds to be paid directly to the third party in the pending financing transaction. The Company acknowledged constructive receipt of the funds by executing stock purchase agreements and the 250,000 shares were subsequently issued in 1993. The equity financing has not yet taken place and the Company continues to seek the return of the $50,000. However, the financial consulting entity intends to continue its efforts to raise equity financing and has not refunded the $50,000.

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

7. ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-


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

       The following is a summary of option transactions:


                                              Shares under Option
                                           1995      1994        1993

Outstanding, beginning of year              -          -           -
Granted                                 4,500,000      -           -
Canceled                                    -          -           -
Exercised                                   -          -           -
                                        ---------  ---------  ----------
Outstanding, end of year 4,500,000

Eligible, end of year, for current
exercise                                    -          -           -
                                        =========  =========  ==========

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

11.    RESTATEMENTS OF PRIOR PERIODS (Unaudited) (continued)-

The effect of these restatements is as follows:

                                                        Three Months Ended
                  ----------------------------------------------------------------------------------------------
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

General
-------

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

Litigation Against Former Management
------------------------------------

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

Six-month periods ended June 30, 1996, and June 30, 1995
--------------------------------------------------------

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

Three-month periods ended June 30, 1995, and June 30, 1994
----------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

Votes for               Votes Against                       Abstentions
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

Votes for               Votes Against                       Abstentions
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

Votes for               Votes Against                       Abstentions
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

Votes for              Votes Against                       Abstentions
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

                                      MEDIZONE INTERNATIONAL, INC.
                                      ------------------------------------------
                                              (Registrant)


                                      /s/ Arthur P. Bergeron
                                      ------------------------------------------
                                      Arthur P. Bergeron
                                      Vice President and
                                      Chief Financial Officer
November 12, 1996