Form 10-Q
period 1996-09-30
MEDIZONE INTERNATIONAL INC
filed 1996-11-14
CIK 753772

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                         123 East 54th Street - Suite 7B
                            New York, New York 10022
               (Address of principal executive offices, zip code)

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

                                                YES  |X|     No

At  November  4,  1996,  there  were  outstanding   130,051,613  shares  of  the
registrant's common stock.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 1O-Q

                                      INDEX

                               September 30, 1996


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                          Page
                                                                         Number
                                                                         ------

Item 1. - Financial Statements

      Unaudited Interim Consolidated Balance Sheets                         3

      Unaudited Interim Consolidated Statements of
          Operations                                                        5

      Unaudited Interim Consolidated Statements of
          Changes in Stockholders' Equity                                   6

      Unaudited Interim Consolidated Statements of Cash
          Flow                                                             12

      Notes to Unaudited Interim Consolidated Financial
          Statements                                                       14

Item 2. -         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  28


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6. -         Exhibits and Reports on Form 8-K                         31

Signatures                                                                 31

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. - Financial Statements
------------------------------

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                    December 31,
                                                  September 30, 1996      1995
CURRENT ASSETS

   Cash and cash equivalents                                   830   $     --
   Prepaid expenses and advances                            48,762        19,431
                                                      ------------   -----------

                                                            49,592        19,431
      Total Current Assets

FIXED ASSETS
   Leasehold improvements                                    3,004          --
   Office equipment                                         11,663         4,663
   Furniture and fixtures                                    2,711         2,711
                                                      ------------   -----------
                                                            17,378         7,374
   Less accumulated depreciation                             7,491         5,401
                                                      ------------   -----------

                                                             9,887         1,973
                                                      ------------   -----------

OTHER ASSETS
   Investment in affiliate (Note 1)                           --            --
   Receivable from affiliate (Note 1)                       48,947        48,947
                                                                     -----------
   License agreement (Note 5)                                 --            --
   Organization costs (net of accumulated
      amortization)                                           --            --
   Deposits (Note 6)                                        55,997        54,302
                                                     -------------   -----------
                                                          $164,423      $124,653
                                                     =============   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Checks issued in excess of deposits                    $   --        $  1,760
                                                                     -----------
   Accounts payable                                        416,128       315,972
   Accrued liabilities                                     105,165        91,986
   Notes payable (Note 10)                                 262,315       147,815
                                                      ------------   -----------

      Total Current Liabilities                            783,608       557,553
                                                      ------------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)         --

REDEEMABLE COMMON STOCK (Note 13)                            --          --
                                                      ------------   -----------

MINORITY INTEREST (Note 9)                                   --          --



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9
   and 11)
   Common  stock,  authorized  250,000,000 shares;  par
   value  $.001 per share, issued and outstanding
   130,051,613 and 120,123,359 shares for 1996 and
   1995, respectively                            $     130,052    $     120,123
   Common stock subscribed                                 544            5,047
   Additional paid-in capital                       11,171,695       10,554,674
   Accrued stock option compensation                     --               --
   Deficit accumulated during development stage    (11,921,476)     (11,112,724)
                                                   -----------      -----------
      Total Stockholders' Deficiency                  (619,185)        (432,880)
                                                 $     164,423    $     124,653
                                                 =============      ===========



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                              Interim Consolidated
                            Statements of Operations
                                  (unaudited)


                                        For the Nine Months Ended             For the Three Months
                                              September 30,                    Ended September 30,     Inception (Jan. 31, 1996
                                           1996              1995             1996           1995     through September 30, 1996
                                           ----              ----             ----           ----     --------------------------

SALES                                      $ -0-            $ -0-            $ -0-          $ -0-      $  133,349
                                           -----            -----            -----          -----
COST AND EXPENSES:
  Cost of sales                              -0-              -0-              -0-            -0-         103,790
  Research and development expenses       88,423            9,000           17,500            -0-       2,416,997
  General and administrative expenses    711,696          885,176          224,612        216,947       8,353,949
  Compensation under stock
        options (Note 8)                     -0-              -0-              -0-            -0-         872,894

  Interest expense                         8,633            8,527            2,929          2,929         740,222
  Other (income) and expense, net            -0-              -0-             $-0-           $-0-         (16,018)
                                         -------          -------          -------        -------       ---------

        Total Costs and Expenses         808,752          902,703          245,041        219,876      12,471,834
                                         -------          -------          -------        -------      ----------

Net loss before extraordinary
  gain on minority interest             (808,752)        (902,703)        (245,041)      (219,876)    (12,338,485)
Extraordinary gain on sale of
  investment in subsidiary (Note 1)          -0-              -0-              -0-            -0-         100,000
Net loss before minority
  interest                              (808,752)        (902,703)        (245,041)      (219,876)    (12,238,485)
Minority interest in loss                    -0-              -0-              -0-            -0-          26,091
Prior period adjustment (Note                -0-              -0-              -0-            -0-         291,228
                                           -----            -----            -----          -----         -------

  Net loss                         $    (808,752)   $    (902,703)   $    (245,041)   $  (219,876)  $ (11,921,166)
                                   =============    =============    =============    ===========   =============

  Weighted average number of         126,328,000      117,248,000      129,430,000    119,857,000      78,839,000
                                   =============    =============    =============    ===========   =============
        shares outstanding
  Loss per share                           $0.00            $0.01            $0.00          $0.00          $(0.15)






                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                     through September 30, 1996 (unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                Additional        Accrued            During
                                    Common Stock                 Paid-in        Stock Option       Development
                               Shares            Amount          Capital        Compensation          Stage
                               ------            ------        -----------      ------------       -----------
MEDIZONE - DELAWARE
Initial capitalization
   of Medizone Delaware
   (no par value) Feb.
   1986 ($10.21 per
   share)                            882          $9,001
  Shares of Medizone
    (Delaware [no par
    value] issued for
    cash, March 1986
    ($22.58 per share)                50           1,129
                                     932         $10,130
MEDIZONE - NEVADA
(formerly Madison Funding, Inc.)
Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per
  share)                       5,500,000          $5,500       $139,998                                $(310)
Exchange of 932 shares
  of Medizone Delaware
  for shares of
  Medizone Nevada
  resulting in a
  reverse merger,
  March 1986                  37,500,000         10,130
Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                                         27,370         (27,370)
                             -----------     ----------      ----------                           ----------
Balance after reverse
  merger, March 1986
  (par value $.001 per share)  43,000,000        43,000         112,628                                 (310)
Shares issued for
  services, July 1986
  ($.10 per share)                 50,000            50           4,950
  Shares issued for
  warrants, Aug.
  through Oct. 1986
  ($.10/share)                  7,814,600         7,815         773,645
  Stock issuance cost in
  connection with
  shares issued for
  warrants                                                     (105,312)
  Adjustment to accrued
  stock option
  compensation                                                                       $223,521
  Net/(loss) for the
  year ended December
  31, 1986                                                                                           (795,758)
                             -----------     ----------      ----------          ------------     -----------
  Balance, December 31,
  1986                        50,864,600        $50,865        $785,911              $223,521       $(796,068)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                     through September 30, 1996 (unaudited)


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

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                     through September 30, 1996 (unaudited)


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

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                     through September 30, 1996 (unaudited)


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

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                     through September 30, 1996 (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                      Additional        Accrued          During
                                    Common Stock                                       Paid-in        Stock Option     Development
     Shares                             Amount                      Subscribed         Capital        Compensation        Stage
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




                                                                                                              Deficit
                                                                                                           Accumulated
                                                                               Additional     Accrued        During
                                Common Stock                                    Paid-in     Stock Option   Development
     Shares                         Amount                      Subscribed      Capital     Compensation      Stage
-----------------------   ---------------------------------    ------------  ------------- -------------- ------------

Balance, December
  31, 1994                101,591,226          101,591           13,453        9,429,780          -     (10,103,503)

Redeemable shares
  converted to common
  stock                       200,000              200                            39,800
Shares issued for
  services ($.10/sh)        2,050,000            2,050                           202,950
Issuance of
  subscribed stock         17,524,860           17,524          (17,524)
Cancelled shares
  previously issued
  to former
  management               (1,242,727)          (1,242)                          (70,563)
Shares subscribed
  ($.10 per share)                                                9,118          902,707
Prior period
  adjustment                                                                                                 71,806
Sales of
  subsidiary's stock                                             50,000
 Net/(loss) for the
  year ended December
  31, 1995                                                                                               (1,081,027)
                         ------------    -------------    -------------    -------------  -----------   -----------

Balance, December
  31, 1995                120,123,359    $     120,123    $       5,047    $  10,554,674          -     (11,112,724)
Shares issued for
  cash ($.10 per share)       100,000              100                             9,900
Shares subscribed
  ($.10 per share)
 Issuance of subscribed                                           5,326          607,121
  stock
Issuance of
subscribed stock            9,828,254            9,829           (9,829)
Net/(loss) for the nine
  months ended September
  30, 1996                                                                                                 (808,752)
Balance, Sepember 30,
  1996                  $ 130,051,613    $     130,052    $         544    $  11,171,695          -   $ (11,921,476)
                        =============    =============    =============    =============  =========== =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      From the Date of
                                             For the Nine Months    Inception (Jan. 31,
                                             Ended September 30,        1986) through
                                             1996          1995      September 30, 1996
                                         -----------  ------------  ---------------------

OPERATING ACTIVITIES
Net loss of Madison Funding, Inc.                $-             $-    $      (310)
 Net loss                                  (808,752)      (902,703)    (9,959,343)
 Prior period adjustment                       --             --             --
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Issuance of stock for services              --          205,000      1,171,306
   Stock subscription for services             --           13,380         13,380
   Compensation - stock options                --             --          924,975
   Write-off of license agreement              --             --                2
   Write-off of patent                         --             --          693,750
   Depreciation and amortization              2,091            905         20,268
   Minority interest in loss                   --             --          (26,091)
 Changes in assets and liabilities:
   Current and other assets                 (29,331)      (127,054)       (97,709)
   Accounts payable                         100,156        (49,735)       622,317
   Accrued liabilities                      (13,179)         1,661        161,950
                                           --------        -------      ---------

Net Cash Used in Operating Activities      (722,657)      (858,546)    (6,475,505)
                                            -------        -------      ---------

INVESTMENT ACTIVITIES
 Additions to organization costs               --             --           (8,904)
 Additions to fixed assets                  (10,004)          --          (21,249)
 Additions to deposits                       (1,695)          --          (55,997)
                                            -------        -------       --------

Net Cash Used in Investment                 (11,699)          --          (86,150)
                                            -------        -------       --------
 Activities

FINANCING ACTIVITIES
 Issuance of stock for cash                    --             --        1,877,977
 Stock issuance cost                           --             --         (105,312)
 Exercise of warrants                          --             --          781,719
 Exercise of stock options                     --             --            1,525
 Sale of stock of subsidiary                   --          150,000        421,847
 Proceeds of long-term debt                    --             --          191,657
 Proceeds of notes payable                  114,500           --          398,165
 Payment of notes payable                      --             --         (189,150)
 Redeemable common stock                       --             --           40,000
 Increase in minority interest                 --             --           14,470
 Common stock subscribed                    612,446        632,978      2,729,691
 Increase in notes and loans payable           --           50,000        399,896
                                            -------        -------      ---------

Cash Provided by Financing                  736,946        832,978      6,562,485
                                            -------        -------      ---------
Activities


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  Page 11 of 31

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                              From the Date of
                                     For the Nine Months    Inception (Jan. 31,
                                     Ended September 30,       1986) through
                                       1996       1996      September 30, 1996
                                     ---------  -------     --------------------

INCREASE (DECREASE) IN CASH AND CASH  $2,590   (25,568)          $  830
 EQUIVALENTS

 Cash and cash equivalents,          (1,760)     25,568               -
   beginning of period

 Cash and cash equivalents, end of    $ 830        $-0-          $  830
                                     ======      ======          ======
   period

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

 Cash paid for interest                    -          -         $26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
 ACTIVITIES

 Conversion of notes payable to            -          -      $2,091,980
   stock
 Conversion of long-term debt to           -          -         191,658
   stock
 Conversion of accrued liabilities         -          -         258,689
   to stock
 Conversion of accounts payable to         -          -           4,285
   stock
 Conversion due to stockholders to         -          -       1,103,263
   stock
 Issuance of stock for license             -          -               2
   agreement
 Issuance of stock for patent              -          -         693,750
 Cancellation of stock for                 -          -         813,367
   reinstatement due to
   stockholders
 Conversion of redeemable common           -          -          40,000
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

During the first nine months of 1996, the Company received $612,446 in cash from investors subscribing to 5,854,160 shares of the Company's common stock. Also, the Company received $10,000 in cash for stock issued without a previous subscription.

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

During the first nine months of 1996, the Company received loans of $114,500 from directors.

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




                  (Remainder of page intentionally left blank)

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

General
-------

From its commencement, the Company has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. The Company has not generated and cannot predict when or if it will generate sufficient cash flow from operations to fund its continuing operations. Since its organization, the Company has paid or accrued a total of $2,416,997 for research and development.

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

Nine-month periods ended September 30, 1996, and September 30, 1995
-------------------------------------------------------------------

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

Expenditures for research and development performed by independent contractors was $88,423 during the 1996 period and was $9,000 during the 1995 period.

General and administrative expenses were $711,696 in the 1996 period as compared to $885,176 in the 1995 period.

Interest was $8,633 in the first nine months of 1996, as compared to $8,527 for 1995.

Net cash used in operating activities was $722,657 in the 1996 period as compared to $858,546 in the 1995 period. The decrease was due primarily to decreased general and administrative expenses.

Cash provided by financing activities was $736,946 in the 1996 period as compared to $832,978 in the 1995 period.

Nine-month periods ended September 30, 1995, and September 30, 1994
-------------------------------------------------------------------

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

Expenditures for research and development performed by independent contractors was $9,000 during the 1995 period and was $27,925 during the 1994 period.

General and administrative expenses were $885,176 in the 1995 period as compared to $589,427 in the 1994 period.

Interest expense decreased from 1994 to 1995 by approximately $125,000 to $8,527 due to the elimination of the notes payable to former management in accordance with the settlement agreement.

Net cash used in operating activities was $858,546 in the 1995 period as compared to $823,299 in the 1994 period. The increase was due primarily to increased general and administrative expenses.

Cash provided by financing activities increased in the 1995 period by $18,282. The increase was due primarily to common stock subscriptions received during the period.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had a working capital deficiency of $734,016 and stockholders' deficiency of $619,185. At December 31, 1995, the Company had a working capital deficiency of $538,102 and stockholders' deficiency of $432,880.

From January 1, 1996, through September 30, 1996, the Company received subscriptions to purchase 5,324,554 shares of its common stock at per share price of $.10 and $.17 for aggregate proceeds of $612,446.

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

                                          MEDIZONE INTERNATIONAL, INC.
                                          --------------------------------------
                                               (Registrant)

                                          /s/ Arthur P. Bergeron
                                          --------------------------------------
                                          Arthur P. Bergeron
                                          Vice President and
                                          Chief Financial Officer
November 8, 1996