Form 10-K
period 1996-12-31
MEDIZONE INTERNATIONAL INC
filed 1997-03-31
CIK 753772

Items 6, 7 and 8, Part II are the subject of a
                 Form 12b-25 and have not been included in this
                                     report.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number: 2-93277-D

        MEDIZONE INTERNATIONAL, INC. (originally Madison Funding, Inc.)
        ---------------------------------------------------------------
          (Exact name of Registrant as stated in its corporate charter)

        Nevada                                              87-0412648
--------------------------------------------------------------------------------
(State of incorporation)                           (I.R.S. Employer I.D. Number)

 123 East 54th Street, #7B, New York, NY                              10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number:                (212) 421-0303
                              --------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             -----

The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   -------       -------

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.   Yes          No   X
                       -------     -------

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $6,300,183 on March 7, 1997, based on the average bid and asked prices of such stock as reported in the NASD OTC Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

According to information received from Registrant's transfer agent, as of March 13, 1997, Registrant had 130,051,613 shares outstanding (of which 51,299,323 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with an annual report for 1996 and a proxy statement subsequent to the filing of the 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                                                   Page
                                                                   ----


Item 1.           Business.........................................  3

Item 2.           Properties....................................... 14

Item 3.           Legal Proceedings................................ 14

Item 4.           Submission of Matters to a Vote of Security
                  Holders.......................................... 14

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.............................. 14

Item 6.           Selected Financial Data.......................... 17

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............. 17

Item 8.           Financial Statements and Supplementary Data...... 20

Item 9.           Changes in and Disagreements with Accountants on
                  Auditing and Financial Disclosure................ 20

                                    PART III

Item 10.          Directors and Executive Officers................. 20

Item 11.          Executive Compensation........................... 23

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management................................... 27

Item 13.          Certain Relationships and Related Transactions... 29

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.......................... 30

                  Signatures....................................... 31

                  Exhibits Index................................... E-1

                                     PART I
Item 1.  Business
         --------

General

     Medizone International, Inc., a Nevada corporation (the "Company" or the "Registrant") organized in 1986, is a development stage company whose objective is to (i) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZ0NE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). The Company also intends to develop a dedicated cost-effective, product-specific, disposable hollow fiber cartridge device in order to utilize its patented thin film technology. MEDIZ0NE(R) is one of two registered trademarks of the Company. Throughout this report, whether or not the trademark symbol is used, the phrase "Medizone (the drug)" is intended to have the same effect as if the trademark symbol had been used.

     Medizone (the drug) is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain virally-based diseases (including Human Immunodeficiency Virus ["HIV"], the AIDS related virus, Hepatitis B, Epstein-Barr, herpes, and cytomegalovirus), and to decontaminate blood and blood products, applications which are covered under the Company's patent (Patent No. 4,632,980). The Medizone Technology was developed for the production of Medizone (the drug), and has led to the design of equipment for which a patent has been issued in the United States (Patent No. 5,052,382). The Company has obtained patents based on each of these patents in various foreign countries. See "Patents".


Patents

     The proprietary scope of the Company is covered under a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" (the "Patent") and a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" (the "Equipment Patent").

     The Patent, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is the Company's principal asset, and was purchased, together with rights to other ozone-related inventions, from Immunologics Limited Partnership, L.P. ("ILP") in 1987, for an aggregate of 6,000,000 shares of the Company's common stock (the "Patent Purchase Agreement"). John M. Kells, the general partner of ILP, was Chairman of the Company's Board of Directors from

November 1992 through September 1993.

     The Patent Purchase Agreement requires the Company to pay to ILP an annual royalty equal to 3% of the net receipts (i.e., net receipts after all credits, returns and customary deductions, and exclusive of all taxes) received by the Company in connection with the sale of any product, device or apparatus embodying the Patent. The method covered by the Patent is the principal use of ozone under study by the Company and is the method incorporated in its regulatory applications. (See "Governmental Regulation" below.) In June 1990, pursuant to the Company's request for re-examination of the Patent, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by the Patent. The Company's United States patent protection for the Patent will expire in 2003, subject to extension based upon the length of time required to bring the Patent to commercial fruition. The Company has been granted patents (based on the Patent) in Canada and the European Patent Community, Australia, Malaysia, Hong Kong and Japan, with applications pending in Taiwan and Singapore. The foreign patents began to be issued in 1990 and will expire 17 years after their respective dates of issuance.

     The Equipment Patent, which covers apparatus for the controlled generation, monitoring and dosage of a precise admixture of ozone and oxygen (Medizone, the drug), was developed by a consultant engineer to the Company and issued and assigned to the Company in 1991. The Equipment Patent was developed to provide the physical means to deploy the Patent. The foreign patent coverage of the Equipment Patent parallels the coverage of the Patent.

     In late 1996, the Company became aware that a United States patent had been issued to a Canadian corporation which it believes infringes on the Patent. The Company has consulted its patent counsel and intends to take the appropriate steps to protect its rights with respect to the Patent.


Research and Development

     The Company does not maintain laboratories or other clinical research or testing facilities, but has sponsored a number of research projects to determine the safety and efficacy of using ozone in various medical applications. The research and development activities have been directed by the Company's Scientific Advisory Board (see "Employees and Consultants"). The Company has both sponsored and been the beneficiary of research to determine, among other things, (i) whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) to establish additional scientific evidence that ozone, through the use of the patents and/or applications of scientific methodologies of a similar nature can decontaminate blood of lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

     The data generated by this research has provided the seed or pilot data which forms the basis for a number of grant applications which, if successfully awarded, may provide additional data beneficial to the Company's progress. The ability of (i) the Company to continue to itself supply funding for research initiatives and (ii) independent investigators interested in the Company's science to obtain funding through grant awards are and will be major factors in the ability of the Company to obtain sufficient scientific evidence in support of the Company's proprietary technology. The inability to obtain such grants, or of the Company to itself fund additional research, would have a materially adverse effect on the Company.

     Research projects sponsored by the Company to date include: (1) continuing studies to test ozone's ability to inactivate HIV, conducted at the State University of New York ("SUNY") Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City; (4) preliminary animal studies of the potential efficacy of ozone in the healing of burns, conducted at New York's Mount Sinai Hospital; and (5) a pilot animal study of the relative toxicity of ozone versus its ability to inactivate the Feline Immunodeficiency Virus ("FIV") at Cornell University Feline Health Center at Ithaca, New York (the "FIV Pilot Study"). The last two of these research initiatives were suspended prior to conclusion because of insufficient funds.

     In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that the Company add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program, in an effort to develop an effective technology for sterilizing whole blood and blood products. With funding from the Canadian Blood Forces Program, the Company made available the equipment necessary to conduct the first three phases of this study investigating the ability of the Medizone Technology to inactivate Simian Immunodeficiency Virus ("SIV"), including a live primate (monkey) model. This research project (the "SIV Study") is under the direction of a collaborative team of scientists representing the Canadian Red Cross, Canadian Departments of Defense and Agriculture, Cornell University Veterinarian Medical College and MCL Medizone Canada Ltd., the wholly owned subsidiary of the Company's majority owned subsidiary, Medizone Canada Limited.

     In October 1991, a peer-reviewed article entitled "Inactivation of Human Immunodeficiency Virus Type I by Ozone in Vitro", was published in Blood: The
                                                                     -----------
Journal of the  American  Society of  Hematology,  (Vol 78, No. 7 at  1882-1890,
------------------------------------------------

October 1, 1991). The article described the use of the Medizone Technology to inactivate HIV in Factor VIII, a blood product used to treat hemophiliacs.

     In June 1993, the Company issued a press release announcing the completion of the first two stages of the SIV Study, which demonstrated preliminary scientific evidence supporting the use of the Medizone Technology in a live primate model, further evidencing the scientific rationale toward achieving approval for human trials. (See "Governmental Regulation" below.)

     In May 1994, the Canadian Blood Forces Program finalized funding of the third stage of the SIV Study, which was to be conducted at the New York State College of Veterinary Medicine, Cornell University, Ithaca, New York to further investigate, inter alia, the Company's patented technology as a decontamination
              ----- ----
process in red blood cells through both in vitro experimentation and in vivo animal modeling. The Canadian Department of Defense (the "DND"), the funding arm of the Canadian Blood Forces Program (the "CBFP"), unbeknownst to the Company, discontinued its funding during the third stage of the SIV Study. In May 1996, the Company learned that Cornell University had entered into a contract with a Canadian corporation to complete the third stage of the SIV Study in a generic framework, i.e., not utilizing any proprietary technology. At that time, the Company initially requested formal final reports for phases one and two of the SIV Study and a progress report for phase three of the SIV Study and, together with Commodore (Ret.) Michael E. Shannon, former Deputy Surgeon General, Department of Defense, Canadian Blood Forces Program, have continued such requests during 1996 and the first quarter of 1997. The Company has been orally advised by a representative of the CBFP that it may expect to receive the information concerning the results of the SIV Study during the second quarter of 1997.

     A tangential veterinarian aspect of the Canadian research resulted in the article entitled "Bacteriocidal Effects of Ozone at Nonspermicidal Concentrations", written by members of the SIV Study team, being accepted for publication by the Canadian Journal of Veterinarian Research (1995; Vol. 159, pp. 183-186). The results included in this publication provide further insight in the ability to simultaneously exploit ozone's bacteriocidal properties while maintaining cellular integrity and function.

     Although certain of the HIV and non-toxicity studies undertaken by the Company have been concluded, the Company determined that further research was required to confirm the efficacy and safety of using ozone to inactivate the HIV virus. As noted above, insufficient funds resulted in the suspension of the study concerning the use of ozone to heal burns and the FIV Pilot Study prior to their conclusion. To date, results from the blood studies provide preliminary evidence supporting the potential use of ozone, when specifically employed as delineated in the Company's Patent, as a safe and efficacious method to inactivate viruses in human blood and blood products.

     In February 1994, the Company acted as a pharmaceutical cosponsor in a National Heart, Lung and Blood Institute grant application submitted by The Brooklyn Hospital Center. The proposal was entitled "Inactivation of Viruses in Blood Components by Ozone" and was being co-investigated by both the State University of New York at Syracuse and Cornell University Medical Veterinarian College. This application was not awarded funding in January 1995, for reasons not having to do with scientific matters. The proposal has been resubmitted and is pending review.

     In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. In this regard, the Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergano, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, the Company entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is being supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The Company's president was invited to join and has participated in this research initiative. The research is to be conducted in accordance with the protocols approved by the United States Food and Drug Administration (the "FDA") for human clinical trials (to be furnished by the Company), at five university-based hospitals. The ISSOT letter agreement required the Company to furnish five ozone-generating machines for use in the trials, which the Company delivered in late 1993, after it had the equipment manufactured by Camped USA of Bryn Mahr, Pennsylvania. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company's applications to the FDA (see "Governmental Regulation").

     On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples") on May 30, 1994 to study the effects of MEDIZONE(R) on patients infected with either HIV or Hepatitis B (chronic active). The two protocols, either for HIV or Hepatitis B patients, were designed by the Company as classical Phase I trials of the Patent and the Equipment Patent to determine, in a dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. The Company was advised in April 1986 that the HIV protocol had been completed and that patients were being enrolled for the Hepatitis B protocol. The Company has announced that no interim data will be available until a particular site has completed its respective trials, said trials being estimated to be approximately one year in duration. To date, the University of Naples remains the only site that has commenced these trials, with other university-based hospitals still awaiting approval by their Italian university authorities on a site by site basis. During the sumer of

1996, the Company was advised that Naples would not enroll new patients for the Hepatitis B protocol until trials were commenced at another site, although the trials would continue on those patients already enrolled in the protocols. During the last quarter of 1995, the Company was advised by San Raffaele Hospital of the University of Milan ("Milan") and the Regional Oncology Center and AIDS Treatment Center at Avianno ("Avianno") that their respective ethics committee or investigational review board, as the case may be, had approved the commencement of HIV trials (in the case of Milan) and Hepatitis B trials (in the case of Avianno), subject to the receipt of specific affirmative approvals for these tests from the Italian Ministry of Health.

     On May 8, 1996, the Italina Ministry of Health issued its approvals, which were thereafter communicated to the Company. ISSOT will supervise these Phase I clinical trials which were designed by the Company as classical Phase I trials of its patents (both of Medizone, the drug, and the Company's technology) to determine, in a dose-ranging study, the relative toxicity of this treatment against surrogate markers of efficacy. Each of these trials is designed to take approximately one year to complete, although there can be no assurance that such time-frame will be adhered to once the trials commence.

     By the terms of the Company's letter agreement with ISSOT, dated March 23, 1993, the Company is required to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. The Company has agreed with Milan and Aviano, respectively, that the costs of these assays will be approximately U.S. $150,000 for Milan and U.S. $180,000 for Aviano. The Company is required to commit to each of these respective fundings prior to the commencement of trials at the particular site. The Company is presently without the financial wherewithal to enter into such binding commitments with each institution to provide such funding. Accordingly, neither trial has commenced and neither will commence until such commitment is made by the Company. The Company is also required to provide each institution with ozone generating, monitoring and delivery devices for use in the trials.

     On October 17, 1996, the Company executed an agreement with Multiossigen, S.r.L., an Italian corporation located in Bergamo, Italy (the "Manufacturer"), dated as of September 13, 1996 (the "Equipment Contract"), providing for the manufacture of ozone generating devices to be used in the human trials to be commenced pursuant to the Company's letter agreement with the ISSOT, as trials are approved by the Italian Ministry of Health.

     Pursuant to the Equipment Contract, the Manufacturer has produced a working prototype of ozone generating devices dedicated to the use of hollow fibers or similar gas exchange technology covered under the Company's patents, satisfactory to the Company (the "Equipment"), and will make all data generated from the use of the Equipment available to the Company. The Equipment Contract calls for the Manufacturer to manufacture twenty pieces of the Equipment at a purchase price of $9,000 per unit, for an aggregate of $180,000, payable as follows:

     (a)      $25,000, paid upon approval of the prototype;
     (b) $55,000, payable in fifteen installments of $3,667 with five such installments ($18,335) being paid on each delivery of five units of the Equipment; and
     (c) one million shares of the Company's common stock, bearing a restrictive legend, 500,000 shares of which were issued on the date the Equipment Agreement was executed with the remaining 500,000 shares issued on March 16, 1997.

     Pursuant to the Equipment Agreement, the Company granted to the Manufacturer a license to use the Company's patents in Europe, subject to the regulations of all documents necessary to protect the Company's rights in and to the patents, and appointed the Manufacturer as the Company's exclusive manufacturer and distributor of the Equipment in Europe. Notwithstanding the forgoing, the present distribution of the Equipment shall be limited to Italy, but such distribution will be expanded to the rest of Europe upon the mutual agreement of the parties.

     The Equipment Agreement (together with its grants of license and distribution described above) will terminate on September 13, 1998 and may be renewed by mutual agreement of the partners at least thirty days prior to the end of its term.

     The initial five units of the Equipment were delivered to Aviano, on or about November 15, 1996. Thereafter, units of Equipment shall be delivered in lots of five units and shall be deliverable to the appropriate hospital site within 60 days of the written request by the Company, based upon such hospital's ethics committee granting approval to committee trials at a particular site.

     Since  its   organization,   the  Company  has  attributed   $_________  as
expenditures for research and development, including $________ in 1996.


Governmental Regulation

     MEDIZONE(R), the Medizone Technology and any related products derived therefrom are regulated under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" pursuant to the FDC Act. Health and Welfare Canada ("HWC") similarly regulates the introduction of new drugs in Canada, as do similar agencies in other countries.

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that MEDIZONE(R) and the Medizone Technology has been successfully used in well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses.8

     In order to initiate the first phase (i.e., Phase I) of human clinical studies required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Registrant by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and has requested that the Company complete additional research regarding animal toxicity and other studies, which will require the expenditure of significant funds before the Company's IND application will be deemed complete. There can be no assurance that the Company's IND application will be granted. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

     The Company's ability to commercially market products is dependent on obtaining FDA approval. The Company believes (based upon a chart prepared by the FDA which appeared in FDA Consumer in January 1988) that the average time for approval of an IND is eighteen months from the beginning of animal testing; that a new drug undergoes clinical testing (Phase 1-3 trials) for an average period of five years; and that the average period of time required for the FDA to approve an NDA after submission is two years. While, there is wide variation among particular cases and applications, it appears that even if FDA approval was obtained, the process will encompass several years. In addition, the Company believes that research costs incident to obtaining FDA approval will be significant and will require the Company to obtain additional infusions of capital.


International Activities

     Medizone Canada Limited
     -----------------------

     In order to maximize both research opportunities and the potential market for its products, the Company intends to establish subsidiary or affiliated corporations in other countries. The organization of such subsidiaries may initially require the Company to incur significant expenses; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and/or generating possible sources of financing, from which the Company would benefit directly or indirectly. It is anticipated that the Company would also enter into license agreements with all subsidiary companies.

     Registrant owns approximately two-thirds of the equity of Medizone Canada Limited, a publicly-owned Utah corporation ("MCL"), which is engaged in the same business as the Registrant in Canada through its wholly-owned subsidiary, MCL Medizone Canada Ltd. ("MedCan") As described above under "Research and Development", MedCan is a participant in the Canadian Blood Forces Program's SIV Study.

     Four million redeemable common stock purchase warrants, each exercisable to purchase one share of the common stock of MCL for $.125, are publicly-held. The MCL warrants originally had a nine month exercise period, but the expiration date has been extended numerous times (and is currently December 31, 1997). While MCL has indicated to Registrant that it is prepared to provide a portion of the funds necessary to conduct the additional research necessary for the Company to obtain regulatory approval, there is no assurance that the MCL warrants will ever be exercised (an event dependent upon achievement of effectiveness of a post-effective amendment to MCL's registration statement) or that MCL would otherwise be funded.

     Medizone New Zealand Limited
     ----------------------------

     On June 22, 1995, the Company entered into a series of contracts (collectively the "Transaction Documents") which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation which is an affiliate of Richard G. Solomon ("Solomon"), who became a director of the Company on January 16, 1996, but later resigned on February 27, 1997, was organized on June 22, 1995 and is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

     Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Solomon, who had caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which which which was repaid on October 26, 1995. On October 26, 1995, the Company loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. The Directors of MNZ are Solomon and Dr. Joseph L. Latino, the Company's President and Chief Executive Officer.

     Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement") with MNZ.

     Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement shall terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the "Guaranteed Minimum Royalty"), in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days' notice. Commencing on the first sale to a user by MNZ, the Company shall receive a sales royalty in an amount equal to ten percent of MNZ's gross annual sales under the License Agreement.

     Pursuant to the Managing Agent Agreement, MNZ will act as the Company's agent in the finding of other licensees of the Company's patents and trademark in the following countries: Australia (including Australia and New Zealand), the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees obtained as a result of the Managing Agent Agreement shall be divided between the Company and MNZ on a sliding scale as set forth below:

                                      The Company                            MNZ
                                      -----------                            ---
Initial license                           50%                                50%

Subsequent license
fees up to $500,000                       50%                                50%

Subsequent license
fees between $500,000
and $750,000                              75%                                25%

Subsequent license
fees in excess of
$750,000                                  85%                                15%

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


Competition

     The area in which the Company seeks to do business is extremely competitive. The Company is aware of a number of domestic companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. The Company is also aware that another company has provided ozonegenerating equipment to departments of the Canadian government conducting studies in Canada for the purposes of comparison of technologies. In addition, as reported in scientific journals and newspapers, there are many commercial, not-for-profit and governmental agencies investigating possible treatments for HIV and other viral diseases, as well as a variety of methodologies aimed toward blood fractionate decontamination.


Employees and Consultants

     The Company has three employees, its President, its Vice President/Chief Financial Officer and an executive assistant.

     The Company has established a Scientific Advisory Board which suggests and formulates avenues of research and reviews research in progress. The Scientific Advisory Board is currently comprised of two members, Joseph S. Latino, Ph.D., the Company's President and Chief Executive Officer and Bernard J. Poiesz, M.D., Head, Regional Oncology Center, S.U.N.Y. at Syracuse, Syracuse, New York. The Scientific Advisory Board met three times in 1996. Dr. Poiesz is not compensated by the Company for his services on the Company's Scientific Advisory Board, although he does apply for research grants in connection with the Company's research and development efforts. Dr. Poiesz has been a member of the Scientific Advisory Board since 1987. From 1989 to 1995, Fred Quimby, D.V.M., Ph.D., Chairman, Animal Research Institute, New York State School of Veterinarian Medicine, Cornell University, was a member of the Scientific Advisory Board, but resigned when he became the sole principal investigator for the SIV Study being which which auspices of the Canadian Blood Forces Program. See "Research and Development".

     The Company retains CTC, Inc. ("CTC"), of Cincinnati, Ohio, to act as the Company's liaison with the brokerage community. The agreement is for a period of one year, but may be extended by the parties for additional one year periods. CTC receives a monthly payment of $2000. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws.


Insurance

     The Company presently has no product liability insurance, since none of its products are in clinical use. The Italian Ministry of Health, through ISSOT, has provided product liability insurance to the Company for the Italian trials in the aggregate amount of approximately $600,000. The Company pays annual premiums of approximately $64,000 for a $1,000,000 policy of officers and directors liability insurance.

Item 2.  Properties.

     Registrant leases from an unaffiliated party approximately 900 square feet of office space at 123 East 54th Street, Suite 7B, New York, NY 10022, under a two-year lease expiring on February 28, 1998, at an annual rental of $20,940. The office space is used for executive offices and administrative purposes.

Item 3.  Legal Proceedings

     In November 1992, the Company consented to the entry of a final judgment of permanent injunction (S.E.C. v. Medizone International, Inc., Civil Action 93-2761, D.D.C.), pursuant to which the Company was permanently enjoined from failing to timely file the reports required to be filed pursuant to the Securities Exchange Act of 1934.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ending December 31, 1996.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.
         -------------------------------------------------


Prices/Trading Market Information

     The Company's shares are traded in the over-the-counter market, with price quotes listed on the NASD Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.

     On March 7, 1997, according to the NQB Non-NASDQ Price Report furnished by the National Quotation Bureau, there were approximately 18 marketmakers in the Company's shares, with a high bid for the shares of $.0825 and a low bid of $.082. Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1995 and 1996, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

                                                          Bid Price
                                                          ---------
                           Calendar Period       High                  Low
                           ---------------       ----                  ---

         1995              First Quarter           .20                .0625
                           Second Quarter          .17                .0625
                           Third Quarter           .17                .05
                           Fourth Quarter          .18                .015

         1996              First Quarter           .10                .075
                           Second Quarter          .17                .11
                           Third Quarter           .15                .10
                           Fourth Quarter          .125               .075


Number of Holders

     On March 13, 1997, according to the Company's transfer agent, there were 3,907 holders of record of the Company's par value $.001 common stock.


Dividends

     The Company has never paid cash dividends on its common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including the Company's earnings, capital needs and general financial condition. The Company does not believe that it has any immediate prospect of earnings. However, the Company anticipates that in the foreseeable future, it will follow a policy of retaining earnings, if any, in order to finance research and development.

Private Sales of Shares

     During 1996, the Company received stock subscription agreements for the purchase of 5,311,850 shares of its common stock, together with proceeds totalling $531,185 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Securities Act"). Approximately $441,185 of these proceeds were from the sale of the Company's common stock at a per share price of $.10 (including $37,500 for 375,000 shares from Richard G. Solomon at the time, a director of the Company). The remaining $90,000 were from the sale of Units, each Unit consisting of one share of the Company's common stock, $.001 par value, and a Warrant to purchase two shares of the Company's common stock for six months, at an exercise price of $.10 share. The Warrants will expire at various times in May and June 1997. The Company also sold 100,000 shares of its common stock, $.01 at a per share price of $.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In November 1996, the Company issued 800,000 shares of its common stock as payment of a $40,000 promissory note held by an unaffiliated party in the United States. The Company relied on the non-public offering exemption of the Securities Act in issuing these shares. In March 1996, the Company issued 50,000 shares of its common stock to an employee and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 1,000,000 shares of its common stock to Multiossigen, S.r.L., the manufacturer of the equipment being utilized in the Italian trials.

     During 1995, the Company received stock subscription agreements, together with proceeds totalling $898,445 from sales of its common stock to non-United States investors, outside of the United States, pursuant to Regulation S, promulgated under the Securities Act.

     During 1994, the Company received stock subscription agreements, together with aggregate proceeds totalling $996,885, pursuant to a private placement of its common stock in the United States, which concluded in August 1994, and from sales of its common stock to foreign investors, outside of the United States, pursuant to Regulation S promulgated under the Act.

Item 6.  Selected Financial Data.

                                              Year Ended
                                             December 31,

                       1996         1995          1994          1993        1992
                       ----         ----          ----          ----        ----


                                                                      (restated)

Operations Data:

Revenues                          $ -0-        $ -0-        $ -0-        $ -0-

  Net income                   (1,081,027)   (1,126,315)  (1,598,342)  (649,941)
   (loss) before
   minority interest

Net income (loss)              (1,081,027)   (1,126,315)  (1,598,342)  (649,941)

Net income (loss)                    (.01)         (.01)        (.02)      (.01)
   per common share

Weighted average              111,306,000    98,292,000   93,384,000  88,361,00
   common shares
   outstanding



Balance Data                   (1,554,076)
   Sheet:

Working capital                  (538,102)    (576,101)  (2,844,085) (1,554,076)
   (deficiency)

Total assets                      124,653       87,230       81,705     257,216

Long-term                          -0-           -0-          -0-         -0-
   liabilities

Accumulated                   (11,112,724  (10,103,503)  (9,196,610) (7,598,268)
   (deficit)

Stockholders'                    (432,880)    (558,679)  (2,825,458) (1,494,870)
   equity
   deficiency




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------


Results of Operations

General

     From its organization in January 1986, Registrant has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. Registrant has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, Registrant has attributed $_________ as expenditures for research and development, including $_______ in 1996.


Restatements

     Registrant has restated each of its quarterly reports for 1992 to account properly for the proceeds from the Company's sale of a portion of its holding of Medizone Canada Limited ("MCL") as equity transactions.

     During the first quarter of 1992, Registrant sold 250,000 shares of MCL common stock at per-share prices ranging from $.093 to $.10, and during the third quarter of 1992, an additional 150,000 shares were sold through a broker. Aggregate proceeds from the transactions were $24,555 (first quarter) and $24,470 (third quarter), respectively.

     Because the Company's investment in MCL was only $2, the $24,555 and $24,470 was reported as a gain in the Company's statement of operations for each respective period. In the restated reports, the transactions have been characterized as equity transactions.

     The restatements result in an increase in the first quarter loss in the amount of $24,555, and an increase in the third quarter loss in the amount of $24,470.

     Additionally, the Company sold 100,000 shares of MCL common stock during 1991 through a broker for $5,000, at a per-share price of $.05. This transaction was also restated in 1992, as an equity transaction, which results in an increase in the 1991 loss of $5,000.

     The restatements do not affect previously reported loss per share because of rounding.

     Years Ended December 31, 1996, and December 31, 1995.

     There were no sales during either year. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

     Expenditures for research and development, including work performed by independent contractors was $___________ in 1996, as compared to $112,929 in 1995.

     General and administrative expenses (increase) decreased by $________ in 1996 to $________________ as compared with $1,057,190 in 1995. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1996 of $______________ and 1995 of $147,815 have interest accruing at rates averaging from 8% to 10%.

     Years Ended December 31, 1995, and December 31, 1994

     There were no sales during either year. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

     Expenditures for research and development, including work performed by independent contractors and laboratories, equalled $112,929 in 1995, compared to $37,960 during 1994.

     General and administrative expenses decreased by $23,096 in 1995 to $1,057,190 from $1,070,286 in 1994. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1995 of $147,815 and $97,815 in 1994 have interest accruing at rates ranging from 8% to 10%.


Liquidity and Capital Resources

     At December 31, 1996, the Registrant had a working capital deficiency of $_____________ and a stockholders' deficiency of $_________________.

     At December 31, 1995, Registrant had a working capital deficiency of $538,102 and a stockholders' deficiency of $432,880.

     During 1987, excluding options exercised and shares issued for services, Registrant sold an aggregate of 950,000 shares to unrelated individuals at prices ranging from $.10 to $.25 for aggregate proceeds of $150,000 and borrowed $150,000 which, in 1989, was exchanged for 1,500,000 shares.

     During 1988, excluding options exercised and shares issued for services, Registrant sold 1,000,000 shares to an unrelated individual at $.08 per share, and borrowed an aggregate of $166,700 which, in 1989, was exchanged for 1,834,000 shares.

     During 1989, excluding options exercised and other issuances not for cash, Registrant sold an aggregate of 5,790,000 shares to unrelated individuals at prices ranging from $.03-1/3 to $.10 per share, for aggregate proceeds of $291,500.

     During 1990, excluding issuances to settle outstanding obligations and for services, Registrant sold an aggregate of 4,250,000 shares to unrelated individuals at prices ranging from $.03 to $.05 per share for aggregate proceeds of $179,500.

     During 1991, excluding options exercised and issuances for services, Registrant sold an aggregate of 4,366,667 shares to unrelated individuals at prices ranging from $.036 to $.20 per share, for aggregate proceeds of $310,000.

     During 1992, excluding options exercised and issuance of shares for services, Registrant sold an aggregate of 2,702,335 shares to unrelated individuals at prices ranging from $.15 to $.20 per share for aggregate proceeds of $430,350.

     During 1993, excluding issuance of shares for services, Registrant sold an aggregate of 1,471,766 shares to unrelated individuals at prices ranging from $.15 to $.20 per share for aggregate proceeds of $271,000.

     During 1994, excluding issuance of shares for services, Registrant sold an aggregate of 7,765,750 shares to unrelated individuals at $.10 per share for aggregate proceeds of $776,575. (N.B. - numbers for 1994 - 1996 must tally with Item 5. "Private Sale of Shares".)

     During 1995, excluding issuance of shares for services, Registrant sold an aggregate of 4,071,250 shares to unrelated individuals at $.10 per share for aggregate proceeds of $407,125.

     During 1996, excluding issuance of shares for services, Registrant sold an aggregate of _____________ shares to unrelated individuals at $________________ per share for aggregate proceeds of $________________.

     In connection with certain of the foregoing transactions, the Company has paid or accrued finders' fees.

     Registrant will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     The financial statements and supplementary data are listed under Item 14 in this Annual Report and commence on page F-1.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
          ----------------------------------------------

     Until November 1992, the Company's affairs were controlled by its then Board of Directors, consisting of McGrath, Watrous, Wayne Chou and Peter W. Melera ("Former Management"). On November 17, 1992, Former Management resigned, after having elected John M. Kells, John Pealer and George Handel as Directors ("New Management"). McGrath and Watrous also resigned their positions as, respectively, President and Chief Executive Officer, and Vice President, Chief Financial Officer, Secretary and Treasurer. At that time, New Management appointed Joseph S. Latino to be the Company's President and Chief Operating Officer. In September 1993, upon the resignation from the Board of Directors of John M. Kells, Dr. Latino was elected to the Board by the other directors. Dr. Latino and Messrs. Pealer and Handel were elected directors at the Company's 1995 annual meeting in May 1995. Kenneth Gropper and Richard G. Solomon were appointed to the Board of Directors by the Board in September 1995 and January

1996, respectively, pursuant to the amendment to the Company's By-laws, voted on by the Company's shareholders at its 1995 annual meeting, which provided for an increase in the size of the Board of Directors from three members to a maximum of seven members, and for such appointments to be made by the Company's Board of Directors.

     Messrs. Latino, Handel, Pealer, Gropper and Solomon will hold their positions as Directors until the next annual meeting of the shareholders and until their successors have been elected and have qualified.

     The  following  table  sets  forth  certain   information   concerning  the
Registrant's directors and officers.

                             Director Officer
Name                    Age   since    since    Positions with Registrant
----                    ---  -------- -------   -------------------------

Joseph S. Latino        39    1993     1992     President; Chief Executive
                                                Officer and Director

Arthur P. Bergeron      46             1992     Vice President, Treasurer and
                                                Chief Financial Officer

George Handel           69    1992     1993     Secretary and Director

John D. Pealer          77    1992              Director

Kenneth Gropper         54    1995              Director

Richard G. Solomon      54    1996              Director

Howard L. Feinsand      48    1996              Director

     There  are  no  family   relationships  among  Registrant's   officers  and
     directors.

     Joseph S. Latino, Ph.D., was appointed President and Chief Operating Officer of the Company in November 1992 and was elected to the Board of Directors on September 21, 1993. He was named Chief Executive Officer of the Company in January 1995. He holds the same positions with the Company's majority owned subsidiary, MCL. His affiliation with the Company dates from 1986, when he was named its Director of Research. Dr. Latino received a Bachelor of Science degree in 1978 from Brooklyn College of the City University of New York in Biology and Chemistry. He received his Doctor of Philosophy in Biochemistry in 1984 from the City University of New York. Dr. Latino became Director of Special Hematology/Oncology Laboratory at The Brooklyn Hospital Center, Brooklyn, New York in 1984, where he was employed until he went on sabbatical in December 1994. In 1994, Dr. Latino was designated as the Basic Science Research
Coordinator for The Brooklyn Hospital Center and was a member in Investigational/Institutional Review Board of that institution. In 1986, Dr. Latino became an Assistant Professor of Medicine, Division of Hematology at the

Health Science Center at Brooklyn, State University of New York, as well as Ad Hoc Research Advisor for The Brooklyn Hospital Center. In 1987 he became a Research Educator for the Hematology/Oncology Fellowship Program at the Brooklyn Hospital Center. Dr. Latino currently devotes substantially his full time to the operations of the Company.

     George Handel became a director of the Company in November 1992 and has served as the Company's Secretary, without compensation, since November 24, 1993. He holds the same positions with MCL. Mr. Handel, who attended Temple University, is President of Hantex Mills, a dry goods firm established in 1975, and vice-president of Handel & Co., a wholesale dry goods firm established in 1923.

     John D. Pealer became a director of the Company in November 1992. He is also a director of MCL. Mr. Pealer has been the President and Chief Executive Officer of Pealer's Inc., a family-owned corporation engaged in the business of real estate development since 1949.

     Kenneth Gropper became a director of the Company in September 1995. Mr. Gropper is the President and Chief Executive Officer of Management Consulting Group, Inc. of Woburn, Massachusetts, which serves as a consultant to physician group practices, medical centers, pharmaceutical companies and medical device manufacturers on regulatory, legislative, administrative, sales, marketing and other management issues. Mr. Gropper joined Management Consulting Group, Inc. in 1977. Mr. Gropper was a member of the Board of Trustees of the Massachusetts Eye and Ear Infirmary from 1989 to 1994. Mr. Gropper received a Bachelor of Arts degree in Biology from Long Island University in 1964 and a Masters' Degree in Business Administration from Columbia University in 1966.

     Richard G. Solomon became a director of the Company in January 1996. He is also a director of MNZ and the owner of Solwin Investments Limited, the 50% owners of MNZ. Mr. Solomon is a New Zealand citizen and lives in Auckland, New Zealand. He co-founded Havencare Hospitals, a three-hospital elder care facility in 1978 and occupied an executive position with that entity until 1996. Mr. Solomon was President of the New Zealand Private Hospitals Association from 1989 to 1993 and founded the New Zealand Council Health Care Standards, on whose council he sat until 1995. Prior to entering the health care industry, Mr. Solomon administered the New Zealand subsidiary of a British merchant bank and its investment, finance and development activities in New Zealand. Mr. Solomon resigned from the Company's Board of Directors on February 27, 1997.

     Howard L. Feinsand became a director of the Company in July 1996. Mr. Feinsand is Executive Managing Director and Principal of Choir Capital Ltd. ("Choir"), a New York investment banking firm which he co-founded in 1996. Choir is primarily engaged in the securitization business as principal, asset manager and advisor. Mr. Feinsand is also a director of Duke Realty Investments, Inc., a New York Stock Exchange-listed fully integrated real estate investment trust. From 1995 to 1996, Mr. Feinsand was a Managing Director of Citicorp North America, Inc., in New York, with responsibility for its Global Aviation Products activities. From 1989 to 1995, Mr. Feinsand was a senior manager (culminating with his position as Senior Vice President and Manager - Capital Markets, Pricing and Investor Programs) of GE Capital Aviation Services Limited and its corporate predecessor, Polaris Aircraft Leasing Corporation. From 1971 to 1989, Mr. Feinsand practiced law as a partner in three New York City law firms, advising institutional and entrepreneurial clients regarding a broad range of corporate finance, direct investment and other matters. Mr. Feinsand received a Bachelors of Arts degree from Temple University in 1968 and a Juris Doctor degree from St. John's University School of Law in 1971.

     Arthur P. Bergeron became Vice President, Treasurer and Chief Financial Officer of the Company in 1992. He holds these same positions with MCL. He received a Bachelor of Science in Accounting from Bentley College in Waltham, Massachusetts in 1973 and a Master of Science in Taxation from Bentley College in 1980. Mr. Bergeron is a certified public accountant and is the principal of Arthur P. Bergeron & Co., P.C., in Wellesley, Massachusetts, a public accounting firm which he founded in 1978. He does not devote his full time to the affairs of the Company.

Item 11.  Executive Compensation.
          ----------------------

Directors Compensation
----------------------

     None of the directors received any compensation for serving as a director in 1996.


Executive Compensation

     The following table sets forth the compensation paid by the Company for the past three fiscal years to Joseph S. Latino, the Company's President and Chief Executive Officer, and Arthur Bergeron, the Company's Vice President, Treasurer and Chief Financial Officer.

                  (Remainder of Page Intentionally Left Blank)

                           Summary Compensation Table
                                                                      Long Term
                                                                      Compensa-
                                                   Annual             tion
                                                Compensation
                                                             Other
Name and                                                     Annual
Principal                                                    Compensa-
Position             Year      Salary(1)      Bonus          tion      Options #
--------             ----      -------        -----          --------  ---------
--------------------------------------------------------------------------------
                     1996      $180,000         - 0 -         (2)
Joseph S.            1995      $180,000         - 0 -         (2)     3,000,000
Latino, Ph.D,        1994      $ 72,000        $17,800        (2)
President and
Chief Executive
Officer
--------------------------------------------------------------------------------
Arthur P.            1996      $ 72,000         - 0 -        4
Bergeron, Vice       1995      $ 72,000         - 0 -        (4)      1,500,000
President,           1994      $ 36,0003        - 0 -      (4)(4)
Treasurer and
Chief Financial
Officer


Employment Agreements

     The Company and Joseph S. Latino entered into an employment agreement, effective January 1, 1995, pursuant to which the Company agreed to employ Dr. Latino as its Chief Executive Officer and Director of Research, at a salary of

-------------------

1 From 1992 through 1994, Dr. Latino and Mr. Bergeron were not paid on a salaried basis, but were paid as consultants.

2 In 1994, 1995 and 1996 Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $21,324, $33,222 and $__________ respectively. In 1995 and 1996 the Company provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $_________, respectively.

3 From July 1, 1993 through December 31, 1994, Arthur P. Bergeron & Co., P.C., the accounting firm of which Mr. Bergeron is the sole shareholder, received an aggregate of $64,825 as professional fees for support services rendered in connection with the Company's 1992 audit, the engagement of Coopers & Lybrand and for investigative services rendered in connection with certain litigation engaged in by the Company. He also received 500,000 shares of the Company's common stock for his services through December 31, 1994.

4 In 1995, the Company provided Mr. Bergeron with health insurance, paying premiums in the respective amounts of $9,438 and $______________.

$180,000 per annum, for a one year period; provided, however, that this agreement shall remain in effect until terminated by either of the parties in accordance with its terms. The Agreement continued in effect in 1996. Dr. Latino's salary may be increased in the discretion of the Board of Directors. Pursuant to this agreement, Dr. Latino is to devote substantially all of his time and efforts to the Company's affairs and is to serve as President of the Company's subsidiary, Medizone Canada Limited without additional compensation. Dr. Latino is to receive certain fringe benefits, including the use of an automobile and health and life insurance and has been granted an option to purchase 3,000,000 shares of the Company's common stock, par value $.001, at a per share price of $.20. These options vest in annual increments of 1,000,000 shares, on and after January 1 of each of 1996, 1997 and 1998, provided that Dr. Latino is still employed by the Company at the time. The agreement also provides for certain bonus payments, which are dependent on the Company's achieving certain financial results.

     The Company agreed to employ Arthur P. Bergeron, effective January 1, 1995, as its Chief Financial Officer, at a salary of $72,000 per annum, for a one year period; provided, however, that this agreement shall remain in effect until terminated by either party in accordance with its terms. The Agreement continued in effect in 1996. Mr. Bergeron's salary may be increased in the discretion of the Board of Directors. Mr. Bergeron is also to serve as the Chief Financial Officer of Medizone Canada Limited without additional compensation. Pursuant to this agreement, Mr. Bergeron is permitted to continue his private accounting practice. Mr. Bergeron will also receive health insurance from the Company and has been granted an option to purchase 1,500,000 shares of the Company's common stock, par value $.001, at a per share price of $.20. These options vest in annual increments of 500,000 shares on and after January 1 of each of 1996, 1997 and 1998, provided that Mr. Bergeron is still employed by the Company at that time. The agreement also provides for certain bonuses to be paid if the Company achieves certain financial results.


Compensation Committee Interlocks and Insider Participation

     The Company does not have a compensation committee. Matters concerning the compensation of executive officers are determined by the Company's Board of Directors. Dr. Latino, who is an executive officer of the Company, is also a member of the Company's Board of Directors and will participate in deliberations concerning executive officer compensation, but will not vote on his own individual compensation. However, his participation in such deliberations gives rise to a conflict of interest which could affect his compensation.

            Open Grants in Last Year Pursuant to Employment Agreement
            ---------------------------------------------------------

     The following table sets forth information as of December 31, 1996 regarding the outstanding options under the Company's employment agreements with its executive officers.

                                                      Potential  realizable
                                                      value at Assumed Annual
                                                      Rates of Stock Price
                                                      Appreciation for Option.

                             Percent of
                             Total
                             Options
                Number of    granted
                Securities   under        Exercise   Expir-
                Under        Employment   Price      ation
Name            Option(1)    Agreements   ($/sh)     Date      5%($)   10%($)
----            ------       ----------   ------     --------  -----   ------
Joseph S.
Latino           - 0 -         - 0 -        - 0 -       (1)       (1)     (1)

Arthur P.
Bergeron         - 0 -         - 0 -        - 0 -       (1)       (1)     (1)

     (1) Options were granted on January 1, 1995 pursuant to the Company's employment agreements with each of Dr. Latino (options for 3,000,000 shares) and Mr. Bergeron (options for 1,500,000 shares). The exercise price of the option is $.20. They vest fully on January 1, 1998 over the following vesting schedule, 33% on January 1, 1996, 33% on January 1, 1997 and 33% on January 1, 1998. They may be exercised for as long as Dr. Latino and Mr. Bergeron remain employed by the Company and for one year after the termination of Dr. Latino's and/or Mr. Bergeron's termination of employment with the Company. As of January 1, 1995 (the date of grant), the average of the high and low bid price for the Company's common stock was approximately $.14. As of December 31, 1996, the average of the high and low bid price for the Company's common stock was approximately $.0875.


                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The following table provides information on the value of the Company's named executive officers' unexercised options to purchase shares of the Company's common stock as of December 31, 1996.

                                                                 Value of
                                                                 Unexercised in-
                                        Number of Unexer-        the-money
                                        cised Options at         option at
                                        December 31, 1996        December 31,
                                        (#)                      1996 ($) (1)
             Shares
             Acquired
             on                                                           Unex-
             Exercise   Value           Exer-       Unexer-      Exerci-  erci-
Name         (#)        Realized        cisable     cisable      sable    sable
----         -------    --------        -------     -------      -----    -----

Joseph S.
Latino        -0-        -0-            1,000,000   2,000,000     -0-      -0-

Arthur P.
Bergeron      -0-        -0-            5,000,000   1,000,000     -0-      -0-


(1) Fiscal year ended December 31, 1996. The average high and low bid of the Company's common stock at December 31, 1996 was $.0875.

                               BOARD OF DIRECTORS
                               ------------------
                              Dr. Joseph S. Latino
                                  George Handel
                                   John Pealer
                                 Kenneth Gropper
                               Howard L. Feinsand


     Dr. Latino, an executive officer is a member of the Board of Directors and participates in deliberations concerning executive officer compensation, but does not vote on his own individual compensation. However, his participation in these deliberations may give rise to a conflict of interest.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

     The following table sets forth certain information as of March 14, 1997, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) directors and executive officers of the Company as a group.

                              Number of Shares          Percentage of
Name and Address              Beneficially Owned      Total Outstanding

Joseph S. Latino, Ph.D.           6,803,750(1)              5.06%
690 East 19th Street
Brooklyn, NY 11230

George Handel                     2,795,532(2)              2.15%
1408 Melrose Avenue
Melrose Park, PA 19126

John D. Pealer                    4,856,977(3)              3.73%
355 N. 21st Street
Camp Hill, PA 17011

Arthur P. Bergeron                3,233,334(4)              2.47%
40 Grove Street
Wellesley, MA 02181

---------------

1 Excludes 15,200 shares registered in the name of vari- ous family members, as to which Dr. Latino disclaims beneficial ownership, but includes (i) 2,000,000 shares obtainable upon the exercise of the option granted in Dr. Latino's employment agreement which vested on January 1, 1996. (1,000,000 shares) and January 1, 1997 (1,000,000 shares); and (ii) 1,300,000 shares sold to Dr. Latino by the Company in March 1997 for $81,500.

2 Includes 50,000 shares beneficially owned by his wife, but excludes 1,615,833 shares registered in the name of certain other family members as to which Mr. Handel has disclaimed beneficial ownership.

3    Includes shares beneficially owned by his wife.

4    Includes (i) 544,167 shares held through the Bergeron  Profit Sharing Plan;
     (ii) 500,000 shares issued to Mr. Bergeron by the Company as additional compensation for services rendered through December 31, 1994; and (iii) 1,000,000 shares obtainable upon exercise of the option granted in Mr. Bergeron's employment agreement which vested on January 1, 1996 (500,000 shares) and January 1, 1997 (500,000 shares).

Richard G. Solomon                   4,500,000(1)               3.46%
77 Seaview Road
Remuera, Auckland 5
New Zealand

Kenneth Gropper                        160,000                  0.12%
129 Eagle's Nest Road
Lincoln, NH  03251

Howard L. Feinsand                      - 0 -                   - 0 -
1080 Fifth Avenue
New York, NY 10120

Philip J. Watrous                    9,550,000                  7.34%
685 Fifth Avenue
New York, New York  10022

All present directors               17,849,593                 13.29%
and executive officers
as a group (6 persons)

Item 13.   Certain Relationships and Related Transactions.
           ----------------------------------------------


Loans from Directors

     On August 22, 1994, the Company borrowed $18,000 from George Handel and $10,000 from John Pealer, two of the Company's directors, and $9,000 from Samuel Handel, the brother of George Handel. Each of these loans was payable on August 23, 1995 and bears interest at an annual rate of 8%, payable on the maturity of the loans. The maturity date on these loans has been extended to August 23, 1997. Each of the lenders has the right to require that payment of principal and interest due on his loan be made in shares of the Company's common stock, at a per share price equal to that charged by the Company in the most recent private transaction prior to the maturity of the loans.

     On June 4 and June 8, 1995, the Company borrowed $25,000 from George Handel and $25,000 from Samuel Handel, respectively, payable in June 1996, which date has been extended to June 1997.

---------------------------

1 Includes 1,500,000 shares owned by Solwin Investments Limited ("Solwin"), a corporation wholly owned by Mr. Solomon, and 2,000,000 shares purchased by Solwin from the Company, which had not been issued as of the date of this report, but excludes 56,000 shares held by other family members, of which Mr. Solomon declines beneficial ownership. Mr. Solwin resigned from the Board of Directors on February 27, 1997.

These loans bear interest at an annual rate of 9% and have the same conversion terms as the 1994 loans from these individuals.

     In February 1996, the Company borrowed $25,000 from Richard G. Solomon, $12,000 from George Handel and $10,000 from John Pealer, three of the Company's directors. These loans were payable on June 15, 1996, but payment was thereafter extended to June 15, 1997. In August 1996, the Company borrowed $32,500 from George Handel, $15,000 from Samuel Handel and $10,000 from Richard Solomon, payable in one year. In September 1996, the Company borrowed $10,000 from Howard Feinsand, a director, payable in ninety days. In November 1996, the Company borrowed $10,000 from each of John Pealer, George Handel and Richard Solomon, payable in November 1997. The 1996 loans bear interest at an annual rate of 8%, payable on the maturity of the loan. The Company has the right to make payments of principal and interest on these loans in shares of the Company's common stock, at a per share price equal to that charged by the Company in its most recent private transaction prior to the maturity of the loan.

     On or about January 31, 1997, the Company borrowed $1,800 from George Handel. The loan bears interest at 8% per annum and is payable in one year and has the same conversion terms as the 1996 loans.


Issuance of Securities

     In April 1996, the Company sold 375,000 shares of its common stock, $.001 par value, to Richard G. Solomon for $37,500. In April 1996, the Company sold 100,000 shares of its common stock, $.001 par value to Lawrence Sosnow, at the time a Director of the Company, for $10,000. In March 1997, the Company sold 1,300,000 shares of its common stock to Joseph S. Latino for $87,500.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports on
          Form 8-K.
          ---------------------------------------------------

          (a) See Index to Consolidated Financial Statements and Schedules on Page F-1.

          (b) See Index to Exhibits on page E-1.

          (c) None.

                                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDIZONE INTERNATIONAL, INC.


                              By: s\Joseph S. Latino
                                 ----------------------------------
                                  Joseph S. Latino
                                  President

Date:  March 29, 1997



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company, in the capacities shown and on the date indicated:





Date:  March 29, 1997         s\Joseph S. Latino
                          ----------------------------------------------
                            Joseph S. Latino, President
                            Chief Executive Officer
                            and Director


Date:  March 29, 1997         s\Arthur P. Bergeron
                          ----------------------------------------------
                            Arthur P. Bergeron,
                            Vice President, Treasurer and
                            Chief Financial Officer


Date:  March 29, 1997         s\George  Handel
                          ----------------------------------------------
                            George Handel, Director


Date:  March 29, 1997         s\John D. Pealer
                          ----------------------------------------------
                            John D. Pealer, Director


Date:  March 29, 1997         s\Ken Gropper
                          ----------------------------------------------
                            Ken Gropper, Director


Date:  March 29, 1997
                          ----------------------------------------------
                            Howard L. Feinsand, Director

Exhibits and Financial Statement Schedules. The following Exhibits form a part of this Annual Report on Form 10-K.

Exhibit
Number    Description of Exhibit
-------   ----------------------

2 Agreement and Plan of Reorganization dated March 12, 1986.2 3(a) Articles of Incorporation of Registrant.(2)

3(b)      By-laws of Registrant.(2)

3(c)      Articles of Amendment to Registrant's Articles of Incorporation.(3)

10(a)     Patent Agreement, dated February 26, 1987.

10(b) Assignment of Distributor Agreement by Terrence O. McGrath to Medizone Delaware, dated February 4, 1986, and Distributor Agreement between Terrence O. McGrath and Dr. J. Hansler GmbH, dated September 25, 1985.(3)

10(c) Letter confirmation and Protocol, dated June 2, 1986, by Registrant with regard to research to be conducted by the State University of New York at Syracuse(2).

10(d)     Consulting  Agreement  between  P.J.  Watrous  &  Co.,  Inc.  and  the
          Registrant(2).

10(f)     Consulting   Agreement   between   Jeffrey  Freed,   MD,  PC  and  the
          Registrant(2).

10(g)     Consulting Agreement between Joseph Latino, PhD and the Registrant(2).

10(h)     Consulting Agreement between Susan Golden, RN and the Registrant(2).

10(i)     Stock Option of Joseph Latino(2).

10(j)     Stock Option of Jeffrey Freed(2).

10(k)     Stock Option of Susan Golden(2).

10(l)     Stock Option of Hubert Weinberg(2).

10(m)     Agreement dated June 16, 1987, between Registrant and Oliver Grace(5).

10(n)     Agreement dated June 26, 1987, between Registrant and John Grace(5).

10(o)     Agreement dated June 26, 1987, between Registrant and Oliver Grace(5).

10(p) Agreement dated June 30, 1987, by and among Registrant and John C. Black, Dr. Gerard V. Sunnen and Dr. Priyakant S. Doshi(5).

10(q)     License  Agreement  with MCL Medizone  Canada Ltd.  dated November 18,
          1987(5).

10(r) Agreement dated October 1988 by and among Immunologics, Limited Partnership, John M. Kells, Y. C. Zee, David C. Bolton and Medizone International, Inc.(6)

10(s) Form of Stock Purchase Agreement between Registrant and individuals who purchased Shares from Registrant(7).

10(t) Letter agreement between Registrant and Rebus Oil Co., Ltd. dated July 28, 1992(8).

10(u) Letter of understanding between Registrant and the RMB Group of Boston dated August 10, 1992(8).

10(v) Agreement between Registrant and Rebus Oil Company, Ltd., dated as of October 20, 1992.(9)

10(w) Letter agreement among Messrs. McGrath, Watrous, Melera, Chou, Kells, Handel and Pealer, dated as of November 10, 1992.(9)

10(x) Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992.(9)

10(y)     Settlement   agreement  with  former  consultant  dated  February  12,
          1993.(9)

10(z)     Consulting  Agreement  with  Joseph S.  Latino  dated as of January 1,
          1993.(9)

10(aa) Consulting Agreement with Arthur P. Bergeron dated as of January 1, 1993.(9)

10(bb) Employment Agreement with Katherine M. Kalinowski dated as of January 1, 1993.(9)

10(cc)    Consulting  Agreement  with  Roger  Shelley  dated  as of  January  1,
          1993.(9)

10(dd) Consulting Agreement with Jeannette Arsenault dated as of January 1, 1993.(9)

10(ee) Loan Agreements between Registrant and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes).(9)

10(ff) Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993.(9)

10(gg) Letter Agreement dated March 23, 1993 between Registrant and the Italian Scientific Society(10).

10(hh)    Contract between Registrant and Capmed USA(10).

10(ii) Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous(11).

10(jj) Agreement made as of January 1, 1995, between Medizone International, Inc. and Joseph S. Latino(11).

10(kk) Agreement made as of January 1, 1995 between Medizone International, Inc. and Arthur P. Bergeron(11).

10(ll) Agreement made as of January 1, 1995 between Medizone International, Inc. and Giacomo C. DiGiorgio, M.D.(11)

10(mm) Lease Agreement between Medizone International, Inc. and Benabi Realty, made on September 27, 1991, as extended, January 17, 1995.(11)

10(nn) Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated June 22, 1995.(12)

10(oo) Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.(12)

10(pp) Licensing Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.(12)

10(qq) Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.(12)

10(rr) Lease Agreement between Medizone International, Inc. and Linmar L.P., dated January 17, 1996.(13)

10(ss)    Agreement  between  Medizone  International,   Inc.  and  Multiossigen
          S.r.l., dated as of September 13, 1996.(14)

16        Letters re: change in certifying accountants.(11)

--------------------

(1)               Filed herewith
(2) Incorporated by reference to the Registrant's regis-tration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985
(3) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1986

(4) Incorporated by reference to the Registrant's current report on Form 8-K, filed March 13, 1987
(5) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1987.
(6) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1988.
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1989.
(8) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1990.
(9) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1992.
(10) Incorporated by reference to the Registrant's current annual report on Form 8-K dated September 8, 1993.
(11) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1994.
(12) Incorporated by reference to the Registrant's current annual report on Form 8-K, dated June 22, 1995.

(13) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1995.

(14) Incorporated by reference to the Registrant's current report on Form 8-K, dated October 17, 1996.

                  MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARY
                          (A Development Stage Company)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 for the years ended December 31, 1996 and 1995
                                     -------


                                                                       Page
                                                                       Number
                                                                       ------


Report of Andersen Andersen and Strong, L.C.,                           F-2
 Independent Accountants

Consolidated Balance Sheets                                             F-

Consolidated Statements of Operations                                   F-

Consolidated Statements of Changes in Stockholders' Equity              F-

Consolidated Statements of Cash Flows                                   F-

Notes to Consolidated Financial Statements                              F-