Form 10-Q
period 1997-03-31
MEDIZONE INTERNATIONAL INC
filed 1997-05-15
CIK 753772

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                                  (Check One):

[ ] Form 10-K and Form 10-KSB
[ ] Form 20-F
[ ] form 11-K
[X] Form 10-Q and Form  10-QSB
[ ] Form N-SAR

         For Period Ended:               March 31, 1997

          [ ] Transition Report on Form 10-K
          [ ] Transition Report on Form 20-F
          [ ] Transition Report on Form 11-K
          [ ] Transition Report on Form 10-Q
          [ ] Transition Report on Form N-SAR

          For the Transition Period Ended:



         If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:



Part I - Registrant Information



         Full Name of Registrant:       Medizone International, Inc.
         Former Name if Applicable:     (originally, Madison Funding, Inc.)
         Address of Principal Executive
          Office (Street and Number)
          City, State and Zip Code:     123 East 54th Street
                                        New York, New York  10022



Part II - Rules 12b-25(b) and (c)



If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b) the following should be completed. (Check box if appropriate).

[ X ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[ X ] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.



Part III - Narrative



The Registrant could not substantiate certain financial information so as to complete its financial statements for the first quarter.



Part IV - Other Information



     (1) Name and telephone number of person to contact in regard to this notification:

Andrew E. Goldstein, Esq.              (212)  826-2000
      (Name)                  (Area Code)   (Telephone Number)

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

     The registrant has not filed its annual report on Form 10-K for the period ended December 31, 1996.

                                                            |_| Yes  |X| No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?


                                                            |_| Yes  |X| No

If so; attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                          Medizone International, Inc.
                   (Name of Registrant as specific in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 15, 1997                 By     s/Arthur P. Bergeron
    ------------------------          -------------------------
                                            Arthur P. Bergeron, Vice President
                                            and Chief Financial Officer