Form 10-K/A
period 1996-12-31
MEDIZONE INTERNATIONAL INC
filed 1998-01-29
CIK 753772

Items 6, 7 and 8, Part II were the subjects of a
               Form 12b-25 and have been included in this report.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number: 2-93227-D
        MEDIZONE INTERNATIONAL, INC. (originally Madison Funding, Inc.)
        ---------------------------------------------------------------
          (Exact name of Registrant as stated in its corporate charter)

                                Nevada 87-0412648
         -------------------------------------------------------------
             (State of incorporation) (I.R.S. Employer I.D. Number)

      4505 South Wasatch Boulevard, Suite 210, Salt Lake City, Utah 84124
     ---------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                 Registrant's telephone number: (801) 274-8400
                              ---------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           -------
Securities registered pursuant to Section 12(g) of the Act:  None
                                                           -------
The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes         No  X
     ----       -----

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.   Yes       No   X
                       -----     -----

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $9,193,051 on December 31, 1997, based on the average bid and asked prices of such stock as reported in the NASD OTC Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

According to information received from Registrant's transfer agent, as of December 31, 1997, Registrant had 136,887,629 shares outstanding (of which 39,768,235 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with an annual report for 1996 and a proxy statement subsequent to the filing of the 10-K.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                                                            Page

Item 1.  Business..............................................................3

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters
         to a Vote of Security Holders........................................10

                                     PART II

Item 5.  Market for Registrant's Common
         Equity and Related Stockholder Matters...............................11

Item 6.  Selected Financial Data..............................................13

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations...........................................................13

Item 8.  Financial Statements and Supplementary
         Data.................................................................15

Item 9.  Changes in and Disagreements with
         Accountants on Auditing and Financial
         Disclosure...........................................................15

                                    PART III

Item 10. Directors and Executive Officers.....................................15

Item 11. Executive Compensation...............................................19

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.....................................24

Item 13. Certain Relationships and Related
         Transactions.........................................................26

                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K...................................28

         Signatures...........................................................28

         Exhibits Index......................................................E-1

         Financial Statements and Schedules..................................F-1

                                     PART I

Item 1.  Business
         --------
General

     Medizone International, Inc., a Nevada corporation (the "Company" or the "Registrant") organized in 1986, is a development stage company whose objective is to (i) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZQNE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). MEDIZQNE(R) is one of two registered trademarks of the Company. Throughout this report, whether or not the trademark symbol is used, the phrase "Medizone (the drug)" is intended to have the same effect as if the trademark symbol had been used.

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

     The Patent Purchase Agreement requires the Company to pay to ILP an annual royalty equal to 3% of the net receipts (i.e., net receipts after all credits, returns and customary deductions, and exclusive of all taxes) received by the Company in connection with the sale of any product, device or apparatus em-bodying the Patent. The method covered by the Patent is the principal use of ozone under study by the Company and is the method incorporated in its regulatory applications. (See "Governmental Regulation" below.) In June 1990, pursuant to the Company's request for re-examination of the Patent, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by the Patent. The Company's United States patent protection for the Patent will expire in 2003, subject to extension based upon the length of time required to bring the Patent to commercial fruition. The Company has been granted patents (based on the Patent) in Canada and the European Patent Community, Australia, Malaysia, Hong Kong and Japan, with applications pending in Singapore. The foreign patents began to be issued in 1990 and will expire 17 years after their respective dates of issuance.

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

     In late 1996, the Company became aware that a United States patent had been issued to a Canadian corporation which it believes infringes on the Patent. The Company has consulted its patent counsel and intends to take the appropriate steps to protect its rights with respect to the Patent. However, at the present time, the nature of any action to be taken by the Company would be limited by its lack of funding.


Research and Development

     The Company does not maintain laboratories or other clinical research or testing facilities. The Company's research and development activities have been conducted by utilizing contract laboratories and clinicians. The research and development activities have been directed by the Company's Scientific Advisory Board, whose sole member since June 1997 has been Dr. Gerard V. Sunnen, the Company's Director of Science (see "Employees and Consultants").

Pre-clinical Studies

     Pre-clinical Studies are defined as non-human studies. Since 1988, the Company has both sponsored and been the beneficiary of research to determine, among other things, (i) whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) to establish additional scientific evidence that ozone, through the use of the patents and/or applications of scientific methodologies of a similar nature can decontaminate blood of lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

     Pre-clinical projects sponsored by the Company to date include: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York ("SUNY") Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.

     In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that the Company add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone- based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding arm of the Canadian Blood Forces Program discontinued funding the program. The Company's current management learned in late 1997 that the program, as it involves the Medizone Technology, was stopped primarily due to an equipment failure and the generation of erroneous data due to the equipment failure. The third stage of the study was resumed in May 1996, but did not utilize the Medizone Technology.

Governmental Regulation

     Medizone (the drug), the Medizone Technology and any related products derived therefrom are regulated under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act") and are regulated by the Food and Drug Administration (the "FDA"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribu- tion and promotion of "new drug" products and "investigational devices" pursuant to the FDC Act.

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

     In order to initiate the first phase (i.e., Phase I) of human clinical studies required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Registrant by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone- oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investiga- tional Devices."

     Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, Management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such trials in an effort to obtain EU approval and to re-open the Company's FDA file.


Clinical Studies

         Overview
         --------

         To date the Company has not performed any human clinical studies.

         The Italian Initiative
         ----------------------

     In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. In this regard, the Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergamo, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, the Company entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at University based hospitals, which will enter into agreements with the Company on a site by site basis. The ISSOT letter agreement requires the Company to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company's efforts to re-open the FDA IND (see "Governmental Regulation").

     On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph
S. Latino's employment with the Company, the Company's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I trials or to have these requirements waived. The Company has never performed a large animal study or Phase I clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans. The Company has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large annual study and possibly even a Phase I clinical study. The ICRO would also design a research program and protocols for clinical trials which would meet the standards of the EU and FDA, monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I clinical trials and possibly a large animal study. In late 1997, the Company entered into a discussions with Italian and Belgium clinicians with regard to them performing Phase I clinical studies. However, assuming the Italian Ministry of Health did not grant the Company's request for a waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III study and submission of the data for approval to the Italian Ministry of Health.

Instrument Development

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

     Pursuant to the Equipment Contract, the Manufacturer will produce a working prototype of ozone generating devices dedicated to the use of hollow fibers or similar gas exchange technology covered under the Company's patents, satisfactory to the Company (the "Equipment"), and will make all data generated from the use of the Equipment available to the Company. The Equipment Contract calls for the Manufacturer to manufacture twenty pieces of the Equipment at a purchase price of $9,000 per unit, for an aggregate of $180,000, payable as follows:

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

     Since  its   organization,   the  Company  has  attributed   $2,202,685  as
expenditures for research and development, including $25,000 in 1996.

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

     Registrant owns approximately two-thirds of the equity of Medizone Canada Limited, a publicly- owned Utah corporation ("MCL"), which is engaged in the same business as the Registrant in Canada through its wholly-owned subsidiary, MCL Medizone Canada Ltd. ("MedCan") As described above under "Research and Development", MedCan was a participant in the Canadian Blood Forces Program's SIV Study.

     Four million redeemable common stock purchase warrants, each exercisable to purchase one share of the common stock of MCL for $.125, are publicly-held. The MCL warrants originally had a nine month exercise period. The expiration date was extended numerous times (but expired on December 31, 1997.)

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

     Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Solomon, who had caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis, which was repaid on October 26, 1995. On October 26, 1995, the Company loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. The Directors of MNZ, as of September 1997, are Solomon and Milton Adair, the Company's President.

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

Competition

     The area in which the Company seeks to do business is extremely competitive. The Company is aware of a number of domestic companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. The Company is also aware that another company has provided ozone-generating equipment to departments of the Canadian government conducting studies in Canada for the purposes of comparison of technologies. In addition, as reported in scientific journals and newspapers, there are many commercial, not-for-profit and governmental agencies investigating possible treatments for HIV and other viral diseases, as well as a variety of methodologies aimed toward blood fractionate decontamination.


Employees and Consultants

     The Company has three employees, its President, its Vice President/Chief Financial Officer and a Vice-President of Operations (who is not an officer of the Company).

     The Company has established a Scientific Advisory Board which suggests and formulates avenues of research and reviews research in progress. As of December 31, 1996, the Scientific Advisory Board was comprised of two members, Joseph S. Latino, Ph.D., the Company's President and Chief Executive Officer and Bernard
J. Poiesz, M.D., Head, Regional Oncology Center, S.U.N.Y. at Syracuse, Syracuse, New York. The Scientific Advisory Board met three times in 1996. Dr. Poiesz was not compensated by the Company for his services on the Company's has Scientific Advisory Board, although he has applied for research grants in connection with the Company's research and development efforts. Dr. Poiesz became a member of the Scientific Advisory Board in 1987. From 1989 to 1995, Fred Quimby, D.V.M., Ph.D., Chairman, Animal Research Institute, New York State School of Veterinarian Medicine, Cornell University, was a member of the Scientific Advisory Board, but resigned when he became the sole principal investigator for the SIV Study being conducted under the auspices of the Canadian Blood Forces Program. See "Research and Development".

     In June 1997, the Scientific Advisory Board was reorganized. It currently has one member, Dr. Gerard V. Sunnen, who serves as the Company's Director of Science.

     The Company retains CTC, Inc. ("CTC"), of Cincinnati, Ohio, to act as the Company's liaison with the brokerage community. The agreement is for a period of one year, but may be extended by the parties for additional one year periods. CTC receives a monthly payment of $2000, plus expenses. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws.


Insurance

     The Company presently has no product liability insurance, since none of its products are in clinical use. The Company paid an annual premium of approximately $64,000 for a $1,000,000 policy of officers and directors liability insurance in 1996. It presently has no officers and directors liability insurance.

Certain Business Risks Associated with the Company

         Devopment Stage Company/Net Losses
         ----------------------------------

     Although the Company was incorporated in 1986, it is still in the development stage and has not yet commenced full operations, nor has it earned any revenues. No assurance can be given that its business activities will ever generate revenues. As indicated in the Company's financial statements, it has experienced substantial losses throughout its history. Such losses can be expected to continue for the foreseeable future.

     No Revenues/Need for Additional Financing
     -----------------------------------------

     The Company has generated no revenues, has had no source of funds other than through the sale of its common stock and will require substantial additional capital, which will most likely be obtained through sales of its common stock, in order continue the research program outlined above, pay its administrative and operating expenses, meet its filing and disclosure obligations as a public company, and repay certain outstanding indebtedness. No assurances can be given that the Company will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy the Company's administrative and operating expenses for any significant period of time.

     Status of the Company's Research
     --------------------------------

     As described above, the Company's research has not progressed to a point where it would be appropriate to predict when, if ever, Medizone (the drug) and the Medizone Technology would have commercial application or be marketable.

Forward-Looking Information May Prove Inaccurate

     This Form 10K/A contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expert," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Item 2.  Properties
         ----------

     For the year ended December 31, 1996, Registrant leased from an unaffiliated party approximate- ly 900 square feet of office space at 123 East 54th Street, Suite 7B, New York, NY 10022, under a two- year lease expiring on February 28, 1998, at an annual rental of $20,940. The Company terminated this lease in June 1997 and paid $4,598.96 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its present offices at 4505 South Wasatch Boulevard, comprising approximately 1400 square feet, at an annual rental of $22,984.56. The office space is used for executive offices and administrative purposes.

Item 3.  Legal Proceedings
         -----------------

     In November 1992, the Company consented to the entry of a final judgment of permanent injunction (S.E.C. v. Medizone International, Inc., Civil Action 93-2761, D.D.C.), pursuant to which the Company was permanently enjoined from failing to timely file the reports required to be filed pursuant to the Securities Exchange Act of 1934.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

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

     On December 31, 1997, according to the NQB Non-NASDQ Price Report furnished by the National Quotation Bureau, there were approximately 15 marketmakers in the Company's shares, with a high bid for the shares of $.075 and a low bid of $.065. Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

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


Number of Holders

     On December 31, 1997, according to the Company's transfer agent, there were 3,891 holders of record of the Company's par value $.001 common stock.


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

Private Sales of Shares

     In June 1997, the Company issued warrants to purchase an aggregate of 73,333,333 shares of its common stock to The Sand Dollar Solution ("Sand Dollar"), a California limited partnership, whose general partner is Edwin G. Marshall, the Chairman of the Company's Board of Directors (the "Sand Dollar Warrants"). No consideration was paid to the Company for the Sand Dollar Warrants.

     The Sand Dollar Warrants have the following exercise prices and expiration dates:

Shares           Exercise Price             Termination Dates
------           --------------             -----------------

15,000,000       $.07 per share             Originally
                                            September 7, 1997,
                                            now extended until ten
                                            days after the Company
                                            becomes current in its
                                            filings with
                                            Securities and
                                            Exchange Commission

33,333,333       $.15 per share             June 9, 1998

25,000,000       $.20 per share             June 9, 1999

     On September 23, 1997, Sand Dollar purchased 5,714,285 shares of the Company's common stock pursuant to the Sand Dollar Warrant, paying $.07 a share, or aggregate consideration of $400,000, which shares were authorized for issuance in December 1997. The Company relied on the private offering exemption from registration under the Securities Act of 1933 (the "Securities Act") in issuing the Sand Dollar Warrants and for the sale of shares pursuant to the exercise of the Sand Dollar Warrants.

     In March and May 1997, the Company issued an aggregate of 2,716,600 shares of its common stock to Kenneth Gropper (500,000 shares), Arthur P. Bergeron (500,000 shares), George Handel (750,000 shares), counsel to the Company (an aggregate of 666,666 shares), an employee (50,000 shares), and its public relations firm (250,000 shares) in consideration of services rendered, relying on the private offering exemption under the Securities Act. In December 1997, the Company authorized the issuance of 100,000 shares of common stock to Dr. Gerard Sunnen in consideration of his services as the Company's Director of Science. The Company issued 103,200 shares of its common stock to an employee of its New Zealand subsidiary, pursuant to Regulation S promulgated under the Securities Act, as consideration for services rendered.

     During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totalling $725,447 from sales of its securities to non- United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act. Approximately $635,447 of these proceeds were from the sale of the Company's common stock at a per share price of $.10 (including $37,500 for 375,000 shares from Richard G. Solomon at the time, a director of the Company). The remaining $90,000 were from the sale of Units, each Unit consisting of one share of the Company's common stock, $.001 par value, and a Warrant to purchase two shares of the Company's common stock for six months, at an exercise price of $.10 share. The Warrants will expire at various times in May and June 1997. The Company also sold 100,000 shares of its common stock, $.01 at a per share price of $.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In November 1996, the Company committed to issue 800,000 shares of its common stock as payment of a $40,000 promissory note held by an unaffiliated party in the United States. The Company relied on the non-public offering exemption of the Securities Act in issuing these shares. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

     During 1995, the Company received stock subscription agreements, together with proceeds totalling $898,445 from sales of its common stock to non-United States investors, outside of the United States, pursuant to Regulation S, promulgated under the Securities Act.

     During 1994, the Company received stock subscription agreements, together with aggregate proceeds totalling $955,234, pursuant to a private placement of its common stock in the United States, which concluded in August 1994, and from sales of its common stock to foreign investors, outside of the United States, pursuant to Regulation S promulgated under the Act.

Item 6.  Selected Financial Data.
         ------------------------

                                                                                                                      Year Ended
                                                                                                                   December 31, 1996

                             1996               1995                       1994                     1993                  1992


                                                                                                                      (restated)

Operations Data:

Revenues                     $  -0-             $  -0-                     $  -0-                   $  -0-              $  -0-

  Net income                  (1,329,395)        (1,081,027)                (1,126,315)             (1,598,342)           (649,941)
   (loss) before
   minority interest

Net income (loss)             (1,329,395)        (1,081,027)                (1,126,315)             (1,598,342)           (649,941)

Net income (loss)                   (.01)              (.01)                      (.01)                   (.02)             (.01)
   per common share

Weighted average             118,022,000        111,306,000                 98,292,000              93,384,000           88,361,00
   common shares
   outstanding



Balance Data                                                                                                            (1,554,076)
   Sheet:

Working capital                 (949,254)          (538,102)                  (576,101)             (2,844,085)         (1,554,076)
  (deficiency)

Total assets                     74,368             124,653                     87,230                  81,705             257,216

Long-term                        -0-                -0-                        -0-                    -0-                     -0-
   liabilities

Accumulated                  (12,442,119)       (11,112,724)               (10,103,503)             (9,196,610)         (7,598,268)
   (deficit)

Stockholders'                   (885,241)          (432,880)                  (558,679)             (2,825,458)         (1,494,870)
   equity
   deficiency


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ----------------------------------------------

Results of Operations

         General
         -------

     From its organization in January 1986, Registrant has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. Registrant has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, Registrant has attributed $2,202,685 as expenditures for research and development, including $25,000 in 1996.


Restatements

     Registrant has restated each of its quarterly reports for 1992 to account properly for the proceeds from the Company's sale of a portion of its holding of Medizone Canada Limited ("MCL") as equity transactions.

     During the first quarter of 1992, Registrant sold 250,000 shares of MCL common stock at per- share prices ranging from $.093 to $.10, and during the third quarter of 1992, an additional 150,000 shares were sold through a broker. Aggregate proceeds from the transactions were $24,555 (first quarter) and $24,470 (third quarter), respectively.

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

     Expenditures for research and development, including work performed by independent contractors was $25,000 in 1996. There were no such expenditures in 1995.

     General and administrative were $1,291,082 in 1996 as compared with $1,170,119 in 1995. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1996 of $332,315 and 1995 of $147,815 have interest accruing at rates averaging from 6.07% to 8%.

     Years Ended December 31, 1995, and December 31, 1994

     There were no sales during either year. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

     There were no research and development expenditures in 1995 or 1994.

     General and administrative expenses increased by $51,873 in 1995 to $1,170,119 from $1,118,246 in 1994. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1995 of $147,815 and $97,815 in 1994 have interest accruing at rates ranging from 8% to 10%.


Liquidity and Capital Resources

     At December 31, 1996, the Registrant had a working capital deficiency of $949,254 and a stockholders' deficiency of $885,241.

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

     During 1993, excluding issuance of shares for services, Registrant sold an aggregate of 1,471,766 shares to unrelated individuals at prices ranging from $.15 to $.20 per share for aggregate proceeds of $271,000. Registrant also received proceeds from stock subscriptions totaling $261,915.

     During 1994, excluding issuance of shares for services, Registrant sold an aggregate of 9,552,340 shares to unrelated individuals at $.10 per share for aggregate proceeds of $955 234.

     During 1995, excluding issuance of shares for services, Registrant sold an aggregate of 8,984,450 shares to unrelated individuals at $.10 per share for aggregate proceeds of $898,445.

     During 1996, excluding issuance of shares for services, Registrant sold an aggregate of 7,254,470 shares to unrelated individuals at $.10 per share for aggregate proceeds of $725,447.

     In connection with certain of the foregoing transactions, the Company has paid or accrued finders' fees.

     Registrant will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     The financial statements and supplementary data are listed under Item 14 in this Annual Report and commence on page F-1.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

         None.


                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
          -----------------------------------------------

     On July 7, 1996, at the Company's annual meeting, Joseph S. Latino, George Handel, Kenneth Gropper, John D. Pealor and Richard G. Solomon were elected to the Company's Board of Directors.

On July 31, 1996, Lawrence I. Sosnow and Howard L. Feinsand were appointed to the Company's Board of Directors. Mr. Sosnow resigned and Mr. Feinsand resigned as Directors on October 1, 1996 and March 26, 1997, respectively. Richard G. Solomon resigned as a Director on February 27, 1997.

     The  following  table  sets  forth  certain   information   concerning  the
Registrant's directors and officers, as of December 31, 1996.

                          Director  Officer
Name                 Age   since     since    Positions with Registrant

Joseph S. Latino     39    1993      1992     President; Chief Executive
                                              Officer and Director

Arthur P. Bergeron   47              1992     Vice President, Treasurer and
                                              Chief Financial Officer

George Handel        69    1992      1993     Secretary and Director

John D. Pealer       77    1992               Director

Kenneth Gropper      55    1995               Director

Richard G. Solomon   54    1996               Director

Howard L. Feinsand   50    1996               Director

There are no family relationships among the above noted officers and directors.

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

     Kenneth Gropper became a director of the Company in September 1995. Mr. Gropper is the President and Chief Executive Officer of Management Consulting Group, Inc. of Woburn, Massachusetts, which serves as a consultant to physician group practices, medical centers, pharmaceutical companies and medical device manufacturers on regulatory, legislative, administrative, sales, marketing and other management issues. Mr. Gropper joined Management Consulting Group, Inc. in 1977. Mr. Gropper was a member of the Board of Trustees of the Massachusetts Eye and Ear Infirmary from 1989 to 1994. Mr. Gropper received a Bachelor of Arts degree in Economics from Long Island University in 1964 and attended Columbia University's Graduate School of Business Administration.

     Richard G. Solomon became a director of the Company in January 1996. He is also a director of MNZ and the owner of Solwin Investments Limited, the 50% owners of MNZ. Mr. Solomon is a New Zealand citizen and lives in Auckland, New Zealand. He co-founded Havencare Hospitals, a three- hospital elder care facility in 1978 and occupied an executive position with that entity until 1996. Mr. Solomon was President of the New Zealand Private Hospitals Association from 1989 to 1993 and founded the New Zealand Council Health Care Standards, on whose council he sat until 1995. Prior to entering the health care industry, Mr. Solomon administered the New Zealand subsidiary of a British merchant bank and its investment, finance and development activities in New Zealand. Mr. Solomon resigned from the Company's Board of Directors on February 27, 1997.

     Howard L. Feinsand became a director of the Company in July 1996. Mr. Feinsand is Executive Managing Director and Principal of Choir Capital Ltd. ("Choir"), a New York investment banking firm which he co-founded in 1996. Choir is primarily engaged in the securitization business as principal, asset manager and advisor. Mr. Feinsand is also a director of Duke Realty Investments, Inc., a New York Stock Exchange-listed fully integrated real estate investment trust. From 1995 to 1996, Mr. Feinsand was a Managing Director of Citicorp North America, Inc., in New York, with responsibility for its Global Aviation Products activities. From 1989 to 1995, Mr. Feinsand was a senior manager (culminating with his position as Senior Vice President and Manager - Capital Markets, Pricing and Investor Programs) of GE Capital Aviation Services Limited and its corporate predecessor, Polaris Aircraft Leasing Corporation. From 1971 to 1989, Mr. Feinsand practiced law as a partner in three New York City law firms, advising institutional and entrepreneurial clients regarding a broad range of corporate finance, direct investment and other matters. Mr. Feinsand received a Bachelors of Arts degree from Temple University in 1968 and a Juris Doctor degree from St. John's University School of Law in 1971. Mr. Feinsand resigned from the Company's Board of Directors on March 26, 1997.

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

     On May 14, 1997, the Company's Board of Directors terminated the employment of Joseph L. Latino ("Latino") as the Company's President and Chairman after the discovery of a pattern of unaccounted for expenditures of the Company's funds. The Company is investigating the purposes, nature and extent of such expenditures. Dr. Latino remained a Director of the Company until he resigned in August 1997. George Handel ("Handel") was named President and Chairman and served as such until May 19, 1997 when Kenneth Gropper ("Gropper") assumed these positions.

     Contemporaneously with the above events, the Company was notified that The Sand Dollar Solution, a California limited partnership ("Sand Dollar"), whose general partner is Edwin G. Marshall ("Marshall"), was soliciting shareholder proxies to vote for Marshall, Milton G. Adair ("Adair"), Gerard V. Sunnen, M.D. ("Sunnen") and William M. Hitt, Ph.D., M.D. ("Hitt") as Directors.

     On June 12, 1997, the Company's Board of Directors appointed Marshall, Adair, Sunnen and Hitt, to the Registrant's Board of Directors, with Marshall being named Chairman. Contemporaneously thereto, John Pealer ("Pealer") resigned as a Director, and Gropper resigned as President. The Board thereupon made the following appointments to the following positions:

                           President and    -        Adair
                           Chief Executive
                           Officer

                           Chief Operating

                           Officer          -        Gropper

                           Secretary        -        Sunnen

The Board also named an Executive Committee, composed of Marshall, Adair, Gropper, Sunnen and Hitt. The remaining Directors were Latino and Handel; however, during the Board meeting, Handel resigned from the Board, effective June 13, 1997 and Latino subsequently resigned from the Board in July 1997. The Board abolished the position of Chief Executive Officer - Administration, which had been established on April 30, 1997. The holder of the position, Arthur P. Bergeron, remains Vice President, Treasurer and Chief Financial Officer of the Registrant. In November 1997, the Board abolished the position of Chief Operating Officer, held by Gropper, who remains a Director. The following table sets forth certain information concerning the Registrant's directors and officers, as of December 31, 1997.

                           Director Officer Positions with
Name                  Age  Since    Since   Registrant

Edwin G. Marshall     55     1997           Chairman of the Board

Milton G. Adair       65     1997  1997     President, Chief Executive Officer
                                            and Director

Gerard V. Sunnen      55     1997  1997     Secretary and Director

Arthur P. Bergeron    47           1992     Vice President, Treasurer and
                                            Chief Financial Officer

William M. Hitt       71     1997           Director

Kenneth Gropper       55     1995           Director


     Edwin G. Marshall became the Company's Chairman in June 1997. He attended Santa Rosa Junior College and the College of Marin, in California, studying Business and Fire Science. Marshall served for 17 years in the fire service, rising to become Captain of the Richmond, California Fire Department. He left the fire service in 1979 to enter the real estate business. He participated in the real estate business as the owner of Smith, Smith & Associates, in Truckee, California, from 1979 to 1984, and as a broker with TRI Realtors, in the San Francisco Bay Area, from 1987 to 1990. Marshall was employed by Future Technology Marketing, Inc., of Truckee, California, in sales and training from 1985 to 1987. In 1989, Marshall co-founded The Marin Car Company, which was in the automobile and truck sales and leasing business, in Novato and Petaluma, California. In 1992, Marshall left The Marin Car Company. He is currently employed as a private investor and is also the general partner of Sand Dollar.

     Milton G. Adair became the Company's President, Chief Executive Officer and a Director in June 1997. He received a Bachelor of Arts degree in Business Administration and Psychology from The College of the Pacific in 1955. After employment by Shell Oil Company and Pittsburgh Des Moines Steel from 1955 to 1963, Mr. Adair was employed by Pfizer Incorporated from 1963 to 1978 in several capacities, culminating in his position as Director of Sales for the Pfizer Diagnostics division. From 1978 to 1979, Mr. Adair was employed as Vice President-Sales/Marketing for the Becton Dickinson Immunodiagnostics division of Becton Dickinson Corporation ("BD") in Orangeburg, New York. Thereafter, until 1983, he was Vice-President and General Manager of Becton Dickinson Automated Immunochemistry division of BD in Salt Late City, Utah. From 1983 to 1984, Mr. Adair was President of Orbit Medical Systems, Inc., a Salt Lake City venture capital company in the immunochemistry field. Mr. Adair was President, Chief

Executive Officer and a Director of Mountain Medical Equipment, Inc., in Littleton, Colorado, whose stock was traded on the American Trade Exchange (the "AMEX"), from 1984 to 1991. In 1991, he became President and Chief Executive Officer of Gull Laboratories, Inc. ("Gull Labs"), in Salt Lake, and whose stock trades on the AMEX, and which is in the business of supplying diagnostic kits and automated equipment in the infectious disease and autoimmune markets. He remained at Gull Labs until 1995 and became President and Director of Biomune Systems, Inc. ("Biomune") until 1997. Biomune, whose stock is traded on the NASDAC system, is a bio-technology company that is developing pharmaceutical products for the treatment of cryptosporidioses and E. Coli.

     Gerard V. Sunnen, M.D. became Secretary and a Director of the Company in June 1997. He graduated from Rutgers University in 1963 and from the medical school of the State University of New York, Downstate, in 1967. Dr. Sunnen has practiced psychiatric medicine since his graduation from medical school and has taught clinical psychiatry at New York University Medical Center since 1977, where he is now an Associate Clinical Professor of Psychiatry. He is currently a consultant to several organizations and companies, including the Institute for Behavior Therapy and the Training Institute for Mental Health Practitioners in New York. He is a member of the American Psychiatric Association, the American Society of Clinical Hypnosis, the International Association of Emergency Psychiatry, of which he is Honorary President, and the World Psychiatric Association, where he is currently Vice President of the Section for Emergency Psychiatry. He received the Chevalier de l'Ordre du Merite from the French government in 1990 for his work in assisting members of the French community in New York. Dr. Sunnen has written and lectured extensively on psychiatric medicine and medical hypnosis. He have also written on the medical applications of ozone.

     William M. Hitt became a Director of the Company in June 1997. He received a Bachelor's of Science degree from the University of Denver in 1946 and a Ph.D. from Colorado A&M University in 1948. He received a medical degree from the University of Colorado in 1952 and did post-medical school studies at Duke University and Washington University School of Medicine. Dr. Hitt has taught and conducted research at several institutions in the United States and Mexico, culminating with his work at the World Health Organization in Mexico City from 1989 to 1994. He was the recipient of the Eli Lily Award from the National Institute of Health in 1953; the Leovenhoek Award in 1960, the Cientifico Destacado in 1990 and 1992, and the Bioethics International Award of Merit in 1993. Dr. Hitt was a member of the Board of Directors of Physicians Against Nuclear War, which organization was awarded the Nobel Peace Prize in 1985. Dr. Hitt is currently the Director of the William Hitt Center, which conducts clinical immunology and addiction recovery programs, has operated since 1986 and now has seven locations in Central and South America, with headquarters in Tijuana, Mexico.

     The backgrounds of Kenneth Gropper and Arthur P. Bergeron are set forth above.

Item 11.  Executive Compensation.
          -----------------------

Directors Compensation

     None of the directors received any compensation for serving as a director in 1996.

Executive Compensation

     The following table sets forth the compensation paid by the Company for the 1994, 1995 and 1996 fiscal years to Joseph S. Latino, then the Company's President and Chief Executive Officer, and Arthur Bergeron, the Company's Vice President, Treasurer and Chief Financial Officer.

                           Summary Compensation Table
                           --------------------------

Fiscal year ended                                                          Long Term
December 31, 1996                                                        Compensation
-----------------                                                        ------------

                                                   Annual Compensation
                                                   -------------------
Name and                                                     Other
Principal                                                    Annual
Position                      Year   Salary          Bonus   Compensation   Options #
--------                      ----   ------          -----   ------------   ---------

Joseph S. Latino, Ph.D, Pres- 1996   $  180,000      - 0 -   (1)
ident and Chief Executive     1995   $  180,000      - 0 -   (2)            3,000,000
Officer                       1994   $   72,000    $17,800   (2)

Arthur P. Bergeron, Vice      1996   $  72,000(3)$7  - 0 -   (5)
President, Treasurer and      1995        2,000      - 0 -   (5)            1,500,000
Chief Financial Officer       1994   $  36,0004      - 0 -   (5)

For Fiscal
Year Ended
December 31, 1997
-----------------

Milton G. Adair,              1997   $  200,000      - 0 -    - 0 -         3,000,000(6)
President and
Chief Executive Officer

               --------

(1) In 1994, Dr. Latino and Mr. Bergeron were not paid on a salaried basis, but were paid as consultants.

(2) In 1994, 1995 and 1996 Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $21,324, $33,222 and $45,642 respectively. In 1995 and 1996 the Company provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $10,380, respectively.

(3) In 1996, due to the Company's financial condition, Mr. Bergeron received only $36,000 to his salary.

(4) From July 1, 1993 through December 31, 1994, Arthur P. Bergeron & Co., P.C., the accounting firm of which Mr. Bergeron is the sole shareholder, received an aggregate of $64,825 as professional fees for support service rendered in connection with the Company's 1992 audit, the Engagement of Coopers & Lybrand and for investigative services rendered in connection with certain litigation engaged in by the Company. He also received 500,000 shares of the Company's common stock for his services through December 31, 1994.

(5) In 1995 and 1996, the Company provided Mr. Bergeron with health insurance, paying premiums in the respective amounts of $9,438 and $10,380.

(6) On December 16, 1997, Mr. Adair was granted options to purchase 3,000,000 shares of the Company's Common Stock pursuant to the Company's 1997 Qualified Stock Option Plan (the "Option Plan"). The options vest at the rate of 500,00 shares every six months and, once vested, may be exercised over a period of ten years at a price equal to the Common Stock's market value at the date of grant ($.06). The Option Plan will be submitted to a shareholder vote at the Company's 1997 annual meeting.6

Name and                                           Other
Principal                                          Annual
Position                    Year   Salary   Bonus  Compensation  Options #
--------                    ----   ------   -----  ------------  ---------

Arthur P. Bergeron, Vice    1997  $72,0007  - 0 -   8
President, Treasurer and
Chief Financial Officer

Dr. Gerard V. Sunnen,       1997  - 0 -     - 0 -   9
Secretary, and Director of
Science

Kenneth Gropper, Chief      1997  - 0 -     - 0 -  10
Operating Officer

George Handel               1997  -0-       -0-    11
Secretary

Employment Agreements

     The Company and Joseph S. Latino entered into an employment agreement, effective January 1, 1995, pursuant to which the Company agreed to employ Dr. Latino as its Chief Executive Officer and Director of Research, at a salary of $180,000 per annum, for a one year period; provided, however, that this agreement shall remain in effect until terminated by either of the parties in accordance with its terms. The Agreement continued in effect in 1996 but was terminated for cause in May 1997. Pursuant to this agreement, Dr. Latino was to devote substantially all of his time and efforts to the Company's affairs and is to serve as President of the Company's subsidiary, Medizone Canada Limited without additional compensation. Dr. Latino received certain fringe benefits, including the use of an automobile and health and life insurance and was been granted an option to purchase 3,000,000 shares of the Company's common stock, par value $.001, at a per share price of $.20. These options vested in annual increments of 1,000,000 shares, on and after January 1 of each of 1996, 1997 and 1998, provided that Dr. Latino is still employed by the Company at the time.

     The Company agreed to employ Arthur P. Bergeron, effective January 1, 1995, as its Chief Financial Officer, at a salary of $72,000 per annum, plus monthly expenses, for a one year period; provided, however, that this agreement shall remain in effect until terminated by either party in accordance with its terms. The Agreement continued in effect in 1996. Mr. Bergeron's salary may be increased in the discretion of the Board of Directors. Mr. Bergeron is also to serve as the Chief Financial Officer of Medizone Canada Limited without additional compensation. Pursuant to this agreement, Mr. Bergeron is permitted to continue his private accounting practice. Mr. Bergeron will also receive

----------------------


(7) Due to the Company's financial condition, Mr. Bergeron has not received payment of his salary in 1997.

(8) In 1997, the Company provided Mr. Bergeron with health insurance, paying premiums of $2,595 (through April 18, 1987 when the Company's group health insurance plan was cancelled.

(9) Dr. Sunnen received a grant of (i) options to purchase 300,000 shares of the Company's common stock pursuant to the Option Plan for serving as the Company's Secretary and as its Director of Science; and (ii) 100,000 shares of the Company's common stock for serving as Director of Science.

(10) Mr. Groper received an award of 500,000 shares of the Company's Common Stock and a grant of an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Option Plan for serving as the Company's Chief Operating Officer during part of 1997.

(11) George Handel received an income of 750,000 shares by the Company's Common Stock for serving as the Company's Secretary in 1994, 1995 and 1996.

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

     The Company does not have a written employment agreement with Milton G. Adair.


Compensation Committee Interlocks and Insider Participation

     The Company does not have a compensation committee. Matters concerning the compensation of executive officers are determined by the Company's Board of Directors. Until his termination, Dr. Latino, who was an executive officer of the Company, was also a member of the Company's Board of Directors and participated in deliberations concerning executive officer compensation, but did not vote on his own individual compensation. However, his participation in such deliberations gave rise to a conflict of interest which could have affected his compensation. Mr. Adair, who is an executive officer of the Company is also a member of the Company's Board of Directors and will participate in deliberations concerning executive offer compensation, but will not vote in his own individual compensation. However, his participation in such deliberations gives rise to a conflict of interest which could affect his compensation.

     Option Grants in Last Year Pursuant to Employment Agreement
     -----------------------------------------------------------

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

                                                        Potential realizable value at Assumed
                                                        Annual Rates of Stock Price Appreciation
                                                        for Option.

                                  Percent of Total
                                  Options granted
                 Number of        under
                 Securities Under Employment      Exercise       Expiration
Name             Option(1)        Agreements      Price ($/sh)   Date         5%($)        10%($)
----             ---------        ----------      ------------   ----         -----        ------


Joseph S.        3,000,000          66.66%           $.20          (1)        (1)          (1)
Latino

Arthur P.        1,500,000          33.33%           $.20          (1)        (1)          (1)
Bergeron


(1) Options were granted on January 1, 1995 pursuant to the Company's employment agreements with each of Dr. Latino (options for 3,000,000 shares) and Mr. Bergeron (options for 1,500,000 shares). The exercise price of the option is $.20. They vest fully on January 1, 1998 over the following vesting schedule, 33% on January 1, 1996, 33% on January 1, 1997 and 33% on January 1, 1998. They may be exercised for as long as Dr. Latino and Mr. Bergeron remain employed by the Company and for one year after the termination of Dr. Latino's and/or Mr. Bergeron's employment with the Company. As of January 1, 1995 (the date of grant), the average of the high and low bid price for the Company's common stock was approximately $.14. As of December 31, 1996, the average of the high and low bid price for the Company's common stock was approximately $.0875.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                        ---------------------------------

     The following table provides information on the value of the Company's named executive officers' unexercised options to purchase shares of the Company's common stock as of December 31, 1996.


                                                        Number of Unexercised        Value of
                                                        Options at December 31,      Unexercised in-the-money option at
                                                        1996                         December 31, 1996 ($) (1)


Name           Shares         Value         Exer-          Unexer-       Exerci-      Unex-
               Acquired on    Realized      cisable        cisable       sable        ercisable
               Exercise       --------      -------        -------       -------      ---------
               -----------

Joseph S.
Latino          -0-            -0-          1,000,000      2,000,000      -0-         -0-

Arthur P.
Bergeron        -0-            -0-            500,000      1,000,000      -0-         -0-



(1) Fiscal year ended December 31, 1996. The average high and low bid of the Company's common stock at December 31, 1996 was $.0875.


                               BOARD OF DIRECTORS
                                Edwin G. Marshall
                                  Milton Adair
                              Dr. Gerard V. Sunnen
                               Dr. William M. Hitt
                                 Kenneth Gropper

     Mr. Adair, an executive officer is a member of the Board of Directors and participates in deliberations concerning executive officer compensation, but does not vote on his own individual compensation. However, his participation in these deliberations may give rise to a conflict of interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of January 8, 1998, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company as of December 31, 1996 and December 31, 1997, and (iii) present directors and executive officers of the Company as a group.

                                    Number of Shares          Percentage of
Name and Address                    Beneficially Owned        Total Outstanding
----------------                    ------------------        -----------------

Joseph S. Latino, Ph.D.             4,703,7501                3.44%
690 East 19th Street
Brooklyn, NY 11230

George Handel                       3,545,5232                2.59%
1408 Melrose Avenue
Melrose Park, PA 19126

John D. Pealer                      4,856,9773                3.55%
355 N. 21st Street
Camp Hill, PA 17011

Arthur P. Bergeron                  3,830,3344                2.78%
40 Grove Street
Wellesley, MA 02181


-----------

(1) Excludes 15,200 shares registered in the name of various family members, as to which Dr. Latino disclaims beneficial ownership, but includes 2,000,000 shares obtainable upon the exercise of the option granted in Dr. Latino's employment agreement which vested on January 1, 1996. (1,000,000 shares)
     and  January  1,  1997  (1,000,000   shares).

(2) Includes 50,000 shares beneficially owned by his wife, but excludes 1,615,833 shares registered in the name of certain other family members as to which Mr. Handel has disclaimed beneficial ownership.

(3)  Includes  shares  beneficially  owned by his wife.

(4) Includes (i) 544,167 shares held through the Bergeron Profit Sharing Plan; and (ii) 1,000,000 shares obtainable upon exercise of the option granted in Mr. Bergeron's employment agreement which vested on January 1, 1996 (500,000 shares) and January 1, 1997 (500,000 shares).

                                    Number of Shares          Percentage of
Name and Address                    Beneficially Owned        Total Outstanding

Richard G. Solomon                  4,875,0001                3.56%
77 Seaview Road
Remuera, Auckland 5
New Zealand

Kenneth Gropper                     660,0002                  0.48%
129 Eagle's Nest Road
Lincoln, NH  03251

Howard L. Feinsand                  - 0 -                     - 0 -
1080 Fifth Avenue
New York, NY 10120

Edwin G. Marshall                   74,098,3335               35.25%
P.O. Box 342
Stinson Beach, CA 94970

Milton G. Adair                     - 0 -                     - 0 -
2401 SouthFoot Hill Drive
Salt Lake City, Utah 04109

Dr. Gerard V. Sunnen                1,500,000(7)              1.09%
200 East 23rd Street
New York, NY 10016

Dr. William M. Hitt                 - 0 -                     - 0 -
4248 Palm Avenue
San Diego, CA 92154
-------------


(1) Includes 3,500,000 shares owned by Solwin Investments Limited ("Solwin"), a corporation wholly owned by Mr. Solomon, which had not been issued as of the date of this report, but excludes 56,000 shares held by other family members, of which Mr. Solomon declines beneficial ownership. Mr. Solwin resigned from the Board of Directors on February 27, 1997.


(2) Includes 500,000 shares registered in the name of his wife, but excludes options to purchase 100,000 shares of the Company's Common Stock granted pursuant to the Company's Option Plan which will be cancelled if the plan is not approved by the Company's shareholders.

(4)  Mr. Feinsand resigned from the Board of Directors on March 26, 1997.

(5) Includes: (i) an aggregate of 351,000 shares owned by Mr. Marshall's wife, son and mother; (ii) 5,714,285 shares owned by Sand Dollar, of which Mr. Marshall is the general partner, which were subscribed to, but unissued, at December 31, 1997; and (iii) options to purchase 67,619,048 shares owned by Sand Dollar.

(6) Does not include options to purchase 3,000,000 shares of the Company's common stock granted pursuant to the Company's Option Plan, which will be cancelled if the Option Plan is not approved by the shareholders.

(7) Includes 100,000 shares awarded as compensation for serving as Director of Science which were unissued at December 31, 1997, but does not include options to purchase 300,000 shares of the Company's common stock granted pursuant to the Company's Option Plan, which will be cancelled if the Option Plan is not approved by the shareholders.

                                    Number of Shares          Percentage of
                                    Number of Shares          Percentage of
Name and Address                    Beneficially Owned        Total Outstanding
----------------                    ------------------        -----------------
All present directors               80,088,667                38.08%
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

     In February 1996, the Company borrowed $25,000 from Richard G. Solomon, $12,000 from George Handel and $10,000 from John Pealer, three of the Company's directors. These loans were payable on June 15, 1996, but payment was thereafter extended to June 15, 1997. In August 1996, the Company borrowed $32,500 from George Handel, $15,000 from Samuel Handel and $10,000 from Richard Solomon, payable in one year. In September 1996, the Company borrowed $10,000 from Howard Feinsand, at the time a director, payable in ninety days. In November 1996, the Company borrowed $10,000 from each of John Pealer, George Handel and Richard Solomon, payable in November 1997. The 1996 loans bear interest at an annual rate of 8%, payable on the maturity of the loan. The Company has the right to make payments of principal and interest on these loans in shares of the Company's common stock, at a per share price equal to that charged by the Company in its most recent private transaction prior to the maturity of the loan.

     On or about January 31, 1997, the Company borrowed $1,800 from George Handel. The loan bears interest at 8% per annum and is payable in one year and has the same conversion terms as the 1996 loans.

     In June 1997, in connection with their appointment to the Board, Messrs. Marshall, Adair, Sunnen and Hitt (collectively, the "New Directors") and Sand Dollar entered into an agreement in principal (the "Agreement") with Messrs. Gropper, Handel and Pealer (collectively, the "Old Directors") pursuant to which the parties agreed, inter alia,

     (a)  that Messrs. Pealer and Handel resign as Directors;

     (b) to cause the election of the New Directors to the Registrant's Board of Directors and to cause the appointment of Mr. Marshall as Chairman, Mr. Adair as President, Mr. Gropper as Chief Operating Officer and Dr. Sunnen as Secretary;

     (c) to cause the Registrant to enter into indemnification agreements with each of the New Directors and Old Directors;

     (d) that the New Directors shall not commence or participate in any legal proceedings, including class actions, against the Old Directors arising out of the operations of the Registrant;

     (e) to release and hold each other harmless against any claim or liability of any kind (with the exception of any obligations under the Agreement); and

     (f) to cause the issuance to Sand Dollar of warrants to purchase an aggregate of 73,333,333 shares of the Registrant's common stock as described above.


Issuance of Securities

     In April 1996, the Company sold 375,000 shares of its common stock, $.001 par value, to Richard G. Solomon for $37,500. In April 1996, the Company sold 100,000 shares of its common stock, $.001 par value to Lawrence Sosnow, at the time a Director of the Company, for $10,000.

     In May 1997, the Company issued 500,000 shares of the Company's common stock to each of Arthur P. Bergeron and Kenneth Gropper in consideration of their services as officers of the Company and 750,000 to George Handel in consideration of his services as the Company's Secretary. In December 1997, the Company awarded Dr. Gerard Sunnen 100,000 shares of common stock in consideration of his services as the Company's Director of Science. In December 1997, the Board of Directors voted to establish the Option Plan, which is to be submitted for shareholders approval at the 1997 annual meeting. Pursuant to the Option Plan, options to purchase shares of the Company's common stock were granted to Milton G. Adair (3,000,000 shares), Gerard V. Sunnen (300,000 shares) and Kenneth Gropper (100,000), which grants will be cancelled if the Option Plan is not approved by the shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          Reports on Form 8-K                    .

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

                              MEDIZONE INTERNATIONAL, INC.


                              By: s\Milton G. Adair
                                  -----------------------
                                  Milton G. Adair
                                  President

Date:  January 28, 1998


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company, in the capacities shown and on the date indicated:



Date:  January 28, 1998     s\Milton G. Adair
                            ----------------------------
                            Milton G. Adair, President
                            Chief Executive Officer and Director


Date:  January 28, 1998     s\Arthur P. Bergeron
                            ----------------------------
                            Arthur P. Bergeron,
                            Vice President, Treasurer and
                            Chief Financial Officer


Date:  January 28, 1998     s\Edwin G. Marshall
                            -----------------------------
                            Edwin G. Marshall, Director


Date:  January 28, 1998     s\Gerard V. Sunnen
                            -----------------------------
                            Gerard V. Sunnen, Director


Date:  January 28, 1998     ----------------------------
                            Kenneth Gropper, Director


Date:  January 28, 1998     ----------------------------
                            William M. Hitt, Director

Exhibits and Financial Statement Schedules. The following Exhibits form a part of this Annual Report on Form 10-K.

Exhibit
Number         Description of Exhibit
-------        ----------------------

2              Agreement and Plan of Reorganization dated March 12, 1986.(2)

3(a)           Articles of Incorporation of Registrant.(2)

3(b)           By-laws of Registrant.2

3(c)           Articles of Amendment to Registrant's Articles of Incorporation.3

10(a)          Patent Agreement, dated February 26, 1987.

10(b) Assignment of Distributor Agreement by Terrence O. McGrath to Medizone Delaware, dated February 4, 1986, and Distributor Agreement between Terrence O. McGrath and Dr. J. Hansler GmbH, dated September 25, 1985.3

10(c)          Letter  confirmation  and  Protocol,   dated  June  2,  1986,  by
               Registrant with regard to research to be conducted by the State University of New York at Syracuse2.

10(d)          Consulting  Agreement  between P.J.  Watrous & Co.,  Inc. and the
               Registrant2.

10(f)          Consulting  Agreement  between  Jeffrey  Freed,  MD,  PC and  the
               Registrant2.

10(g)          Consulting   Agreement   between  Joseph  Latino,   PhD  and  the
               Registrant2.

10(h)          Consulting   Agreement   between   Susan   Golden,   RN  and  the
               Registrant2.

10(i)          Stock Option of Joseph Latino2.

10(j)          Stock Option of Jeffrey Freed2.

10(k)          Stock Option of Susan Golden2.

10(l)          Stock Option of Hubert Weinberg2.

10(m)          Agreement  dated June 16,  1987,  between  Registrant  and Oliver
               Grace5.

10(n)          Agreement  dated  June  26,  1987,  between  Registrant  and John
               Grace5.

10(o)          Agreement  dated June 26,  1987,  between  Registrant  and Oliver
               Grace5.

10(p)          Agreement  dated June 30, 1987, by and among  Registrant and John
               C. Black, Dr. Gerard V. Sunnen and Dr. Priyakant S. Doshi5.

10(q)          License  Agreement  with MCL Medizone  Canada Ltd. dated November
               18, 19875.

10(r) Agreement dated October 1988 by and among Immunologics, Limited Partnership, John M. Kells, Y. C. Zee, David C. Bolton and Medizone International, Inc.6

10(s)          Form  of  Stock  Purchase   Agreement   between   Registrant  and
               individuals who purchased Shares from Registrant7.

10(t) Letter agreement between Registrant and Rebus Oil Co., Ltd. dated July 28, 19928.

10(u) Letter of understanding between Registrant and the RMB Group of Boston dated August 10, 19928.

10(v) Agreement between Registrant and Rebus Oil Company, Ltd., dated as of October 20, 1992.9

10(w) Letter agreement among Messrs. McGrath, Watrous, Melera, Chou, Kells, Handel and Pealer, dated as of November 10, 1992.9

10(x) Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992.9

10(y)          Settlement  agreement with former  consultant  dated February 12,
               1993.9

10(z)          Consulting Agreement with Joseph S. Latino dated as of January 1,
               1993.9

10(aa)         Consulting  Agreement with Arthur P. Bergeron dated as of January
               1, 1993.9

10(bb) Employment Agreement with Katherine M. Kalinowski dated as of January 1, 1993.9

10(cc)         Consulting  Agreement  with Roger  Shelley dated as of January 1,
               1993.9

10(dd)         Consulting Agreement with Jeannette Arsenault dated as of January
               1, 1993.9

10(ee) Loan Agreements between Registrant and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes).9

10(ff) Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993.9

10(gg) Letter Agreement dated March 23, 1993 between Registrant and the Italian Scientific Society10.

10(hh)         Contract between Registrant and Capmed USA10.

10(ii) Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous11.

10(jj)         Agreement   made  as  of  January  1,  1995,   between   Medizone
               International, Inc. and Joseph S. Latino11.

10(kk)         Agreement   made  as  of   January  1,  1995   between   Medizone
               International, Inc. and Arthur P. Bergeron11.

10(ll)         Agreement   made  as  of   January  1,  1995   between   Medizone
               International, Inc. and Giacomo C. DiGiorgio, M.D.11

10(mm) Lease Agreement between Medizone International, Inc. and Benabi Realty, made on September 27, 1991, as extended, January 17, 1995.11

10(nn) Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated June 22, 1995.12

10(oo) Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.12

10(pp) Licensing Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.12

10(qq) Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.12

10(rr) Lease Agreement between Medizone International, Inc. and Linmar L.P., dated January 17, 1996.13

10(ss) Agreement between Medizone International, Inc. and Multiossigen S.r.l., dated as of September 13, 1996.14

10(tt)         Agreement   between   Medizone   International,   Inc.   and  JRH
               Biosciences, Inc., dated April 17, 1997.15

10(uu) Lease Agreement between Medizone International Inc. and Eagle Overlook, L.C., made on September 23, 1997.16

16             Letters re: change in certifying accountants.11

------------------------------

(1)  Filed herewith.

(2) Incorporated by reference to the Registrant's registration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985.

(3) Incorporated by reference to the Registrant's annual report on Form 10-K for the period ended December 31, 1986.

(4) Incorporated by reference to the Registrant's current report on Form 8-K, filed March 13, 1987.

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

(15) Incorporated by reference to the Registrant's current report on Form 8-K, dated May 5, 1997.

(16) Incorporated by reference to the Registrant's current report on Form 8-K dated September 24, 1997.

                  MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARY
                          (A Development Stage Company)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 for the years ended December 31, 1996 and 1995
                                     _______


                                                              Page Number
                                                              -----------

Report of Andersen Andersen and Strong, L.C.,                    F-2
  Independent Accountants

Consolidated Balance Sheets                                      F-3

Consolidated Statements of Operations                            F-4

Consolidated Statements of Changes in Stockholders' Equity       F-5

Consolidated Statements of Cash Flows                            F-12

Notes to Consolidated Financial Statements                       F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
  Medizone International, Inc.

We have audited the consolidated balance sheets of Medizone International, Inc. and subsidiaries (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, and the period January 31, 1986 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, and the period January 31, 1986 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
January 7, 1998                             s\ANDERSEN ANDERSEN AND STRONG, L.C.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                                             1996          1995
CURRENT ASSETS
   Cash and cash equivalents                             $   3,579    $    -
   Prepaid expenses and advances                             6,776        19,431

         Total Current Assets                               10,355        19,431

FIXED ASSETS
   Office equipment                                         14,665         4,663
   Furniture and fixtures                                    2,711         2,711
                                                            17,376         7,374
   Less accumulated depreciation                             8,308         5,401
                                                             9,068         1,973
OTHER ASSETS
   Investment in affiliate (Note 1)                         -              -
   Receivable from affiliate (Note 1)                       48,947        48,947
   License agreement (Note 5)                               -              -
   Organization costs (net of accumulated amortization
      of $5,520)                                            -              -
   Deposits (Note 6)                                         5,998        54,302
                                                        $   74,368   $   124,653


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Checks issued in excess of deposits                      -        $     1,760
   Accounts payable                                        455,885       315,972
   Accrued liabilities                                     171,409        91,986
   Notes payable (Note 10)                                 332,315       147,815
         Total Current Liabilities                   $     959,609   $   557,533

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)      -          $   -

REDEEMABLE COMMON STOCK (Note 13)                          -             -

MINORITY INTEREST (Note 9)                                 -             -

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9
     and 11)Common stock, authorized 250,000,000
     shares, par value $.001 per share; issued
     and outstanding 130,051,613 and 120,123,359
     shares for 1996 and 1995, respectively         $      130,052  $   120,123
     Common stock subscribed                                 3,090        5,047
     Additional paid-in capital                         11,423,736   10,554,674
     Deficit accumulated during development stage      (12,442,119) (11,112,724)

         Total Stockholders' Deficiency                   (885,241)    (432,880)
                                                    $       74,368  $   124,653

The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                              From the Date
                                                                                      of Inception
                                                                                      (January 31,
                                                                                       1986) through
                                                                  For the Years Ended December 31       December 31,
                                        1996              1995              1994          1996
                                                                                       (restated)



SALES $          -                           $           -       $           -        $     133,349

COSTS AND EXPENSES

   Cost of sales                                         -                 -                -                 103,790
   Research and development expenses                      25,000           -                -               2,202,685
   General and administrative expenses                  1,291,082         1,170,119        1,118,246        9,084,534
   Compensation under stock options
      (Note 8)                                           -                 -                -                 872,894
   Interest expense                                       13,313            10,908            8,075           744,902
Other (income) and expense, net ..........                                                       (6)          (16,018)

                                                       1,329,395         1,181,027        1,126,315        12,992,787

Net loss before extraordinary gain and                (1,329,395)       (1,181,027)      (1,126,315)      (12,859,438)
   minority interest
Extraordinary gain on  sale of investment in
   subsidiary (Note 1)                                   -                 100,000             -              100,000
Net loss before minority interest                     (1,329,395)       (1,081,027)      (1,126,315)      (12,759,438)
Minority interest in loss                                -                 -               -                   26,091
Prior period adjustment (Note 11)                        -                  -                   -             291.228

Net loss  $ (1,329,395)                              $(1,081,027)     $( 1,126,315)    $(12,442,119)

Weighted average number of shares outstanding         118,022,000       111,306,000      98,292,000        80,003,000

Net loss per share                             $           (0.01)$           (0.01)$          (0.01)   $        (0.16)


The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
     From the Date of Inception (January 31, 1986) through December 31, 1996

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                       Additional   Accrued        During
                                                                Common Stock            Paid-in   Stock Option   Development
                                                      Shares      Amount   Subscribed   Capital   Compensation      Stage


Medizone - Delaware
Initial capitalization of Medizone-Delaware (no
   par value), February 1986, ($10.21 per share)         882    $    9,001    $   -     $   -      $    -          $    -
Shares of Medizone-Delaware (no par value)
   issued for cash, March 1986 ($22.58 per share)         50         1,129        -         -           -               -

                                                         932    $   10,130    $   -     $   -      $    -          $    -

Medizone - Nevada (formerly Madison
   Funding Inc.)
Existing shares of Medizone-Nevada (formerly
   Madison Funding, Inc.) (par value
   $.001 per share)                                5,500,000    $    5,500    $   -    $ 139,998   $    -          $  (310)
Exchange of 932 shares of Medizone-Delaware
    for shares of Medizone-Nevada resulting
    in a reverse merger, March 1986               37,500,000        10,130        -         -           -               -
Reallocation of paid-in capital to par value
   due to recapitalization as a result of
   reverse merger                                      -            27,370        -      (27,370)       -               -

Balance after reverse merger, March 1986
    (par value $.001 per share)                   43,000,000        43,000        -      112,628        -             (310)


The accompanying notes are an integral part of these consolidated financial statements.





                                                                                        Additional     Accrued       During
                                                               Common Stock               Paid-in    Stock Option   Development
                                                     Shares      Amount    Subscribed     Capital    Compensation     Stage

Shares issued for services, July 1986
    ($.10 per share)                                 50,000    $      50     $   -         $ 4,950     $    -         $   -
Shares issued for warrants, August through
   October 1986 ($.10 per share)                  7,814,600        7,815         -         773,645          -             -
Stock issuance cost in connection
   with shares issued for warrants                  -                -           -        (105,312)         -             -
Stock option compensation expense (Note 8)          -                -           -             -        223,521           -
Net loss for the year ended
   December 31, 1986                                -                -           -             -            -        (795,758)

Balance, December 31, 1986                       50,864,600       50,865         -         785,911      223,521      (796,068)

Shares issued for warrants, January 1987
   ($.10 per share)                                    2600            2         -             257          -             -
Shares issued for patent, March 1987
   ($.69375 per share)                            1,000,000        1,000         -         692,750          -             -
Shares issued for cash, June 1987
   (from $.10 to $.25 per share)                    950,000          950         -         149,050          -             -
Shares issued for services, June and July 1987
   (from $.10 to $.25 per share)                    203,167          203         -          24,314          -             -
Stock option compensation expense relating to
   option exercised in August 1987                   -               -           -             -        388,551           -
Option exercised, August 1987 ($.001 per share)     250,000          250         -         437,250     (437,250)          -




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1996


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                               Additional    Accrued       During
                                                                 Common Stock                    Paid-in   Stock Option  Development
                                                       Shares       Amount       Subscribed      Capital   Compensation     Stage


Adjustment to accrued stock option compensation
   (Note 8)                                                         $   -         $   -        $     -       $   -       $  510,527
        -
Net loss for the year ended December 31, 1987            -              -             -              -           -       (2,749,400)

Balance, December 31, 1987                           53,270,367      53,270           -        2,089,532     685,349     (3,545,468)

Options exercised, January 1988
   ($.001 per share)                                    200,000         200           -           99,800     (99,800)           -
Shares issued for cash, September 1988
   ($.08 per share)                                   1,000,000       1,000           -           79,000         -              -
Shares issued for services
   (from $.10 to $.25 per share)                         35,000          35           -            7,965         -              -
Adjustment to accrued stock option
   compensation (Note 8)                                  -             -             -              -      (584,599)           -
Issuances of shares by subsidiaries                       -             -             -          174,126         -              -
Net loss for the year ended December 31, 1988             -             -             -              -           -         (714,347)

Balance, December 31, 1988                           54,505,367      54,505           -        2,450,423         950     (4,259,815)

Shares issued for services
   (from $.10 to $.19 per share)                        261,889         262           -           46,363         -              -


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1996

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                            Additional    Accrued      During
                                                                 Common Stock                Paid-in   Stock Option  Development
                                                       Shares       Amount      Subscribed    Capital   Compensation    Stage

Shares issued for cash
   (from $.03 to $.10 per share)                      5,790,000    $   5,790    $   -       $ 285,710   $   -        $     -
Shares issued for notes, accrued liabilities and
   services (from $.06 to $.24 per share)             4,749,532        4,750        -         578,978       -              -
Options exercised ($.16 per share)                      375,000          375        -          59,125     (59,125)         -
Adjustment to accrued stock option compensation           -            -            -           -          58,175          -
Net loss for the year ended December 31, 1989             -            -            -           -           -           (862,051)

Balance, December 31, 1989                           65,681,788       65,682        -       3,420,599       -         (5,121,866)

Shares issued for services ($.10 share)                 880,000          880        -          87,120       -              -
Shares issued for cash
   (from $.03 to $.05 per share)                      4,250,000        4,250        -         175,250       -              -
Shares issued for notes and accrued liabilities
   (from $.055 to $.10 per share (Note 7)             2,422,727        2,423        -         137,577       -              -
Adjustment to accrued stock option compensation           -            -            -           -           6,000          -
Issuance of shares by subsidiaries (Note 9)               -            -            -         100,000       -              -
Net loss for the year ended December 31, 1990             -            -            -           -           -           (606,309)

Balance, December 31, 1990                           73,234,515       73,235        -       3,920,546       6,000     (5,728,175)

Shares issued for services
   (from $.15 to $.20 per share)                        425,000          425        -          72,075       -              -
Shares issued for cash
   (from $.036 to $.20 per share)                     4,366,667        4,366        -         305,634       -              -

                   The accompanying notes are an integral part of these consolidated financial statements.


                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1996


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                          Additional    Accrued        During
                                                                     Common Stock          Paid-in    Stock Option   Development
                                                           Shares     Amount  Subscribed   Capital    Compensation      Stage

Options exercised
   (from $.22 per share to $.93 per share)                 450,000    $  450   $  -       $ 204,050   $ (204,050)    $    -
Adjustment to accrued stock option compensation              -          -         -           -          324,800          -
Sale of subsidiary's stock (Note 9)                          -          -         -           5,000        -              -
Net loss for the year ended December 31, 1991                -          -         -           -            -         (1,220,152)

Balance, December 31, 1991                              78,476,182     78,476     -       4,507,305      126,750     (6,948,327)

Shares issued for services ($.20 per share)                151,500        152     -          30,148        -              -
Shares issued for accrued liabilities
   ($.15 per share)                                        250,000        250     -          37,250        -              -
Shares issued for cash (from $.15 to $.20 per share)     2,702,335       2,702    -         427,648        -              -
Shares in settlement of advances from and amounts
   due to stockholder ($.10 per share)                  13,118,619      13,119    -         800,248        -              -
Options exercised ($.50 per share)                         250,000         250    -         124,750     (124,750)         -
Adjustment to accrued stock option compensation              -           -        -           -           (2,000)         -
Sale of subsidiary's stock (Note 9)                          -           -        -          81,100        -              -
Net loss for the year ended December 31, 1992                -           -        -           -            -          (649,941)

Balance, December 31, 1992                              94,948,636      94,949    -       6,008,449        -        (7,598,268)

Cancellation of shares previously issued in
   settlement of advances from and amounts
   due to stockholder ($.062 per share)                (13,118,619)    (13,119)   -        (800,248)       -             -



                   The accompanying notes are an integral part of these consolidated financial statements.


                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1996


                                                                                                                          Defici
                                                                                                                        Accumulated
                                                                                            Additional    Accrued         During
                                                                  Common Stock               Paid-in    Stock Option    Development
                                                       Shares       Amount      Subscribed   Capital    Compensation       Stage

Shares issued for services
   (from $.10 to $.46 per share)                      5,347,219    $  5,347     $   -       $ 542,859      $  -        $    -
Shares issued for cash
   (from $.15 to $.20 per share)                      1,471,666       1,472         -         269,528         -             -
Shares subscribed ($.10 per share)                      -             -             2,619     259,296         -             -
Net loss for the year ended December 31, 1993           -             -             -           -             -        (1,598,342)

Balance, December 31, 1993                           88,648,902      88,649         2,619   6,279,884         -        (9,196,610)

Shares issued for services ($.10 per share)           1,431,590       1,431         -         141,727         -             -
Shares subscribed ($.10 per share)                      -             -             9,552     945,682         -             -
Shares subscribed for cancellation of
   indebtedness ($.10 per share)                        -             -               417      41,234         -             -
Shares subscribed for cancellation of
   indebtedness to former management
    ($.18 per share) (Note 2)                           -             -            11,250   2,022,379         -             -
Issuance of subscribed stock                         10,384,900      10,385       (10,385)      -             -             -
Issuance of shares to certain prior purchasers
   of common stock in recognition of disparity
   in purchase price in contemporaneous offering      1,125,834       1,126         -          (1,126)        -             -

Prior period adjustment (Note 11)                       -             -             -           -             -           219,422
Net loss for the  year ended December 31, 1994          -             -             -           -             -        (1,126,315)

Balance, December 31, 1994                          101,591,226     101,591        13,453   9,429,780         -       (10,103,503)


                         The accompanying notes are an integral part of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1996



                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                           Additional     Accrued         During
                                                                  Common Stock               Paid-in    Stock Option   Development
                                                      Shares        Amount    Subscribed     Capital    Compensation      Stage
Redeemable common shares converted to common
   stock (Note 13)                                   200,000     $     200    $  -          $    39,800    $    -     $     -
Shares issued for services ($.10 per share)        2,050,000         2,050       -              202,950         -           -
Issuance of subscribed stock                      17,524,860        17,524      (17,524)         -              -           -
Cancellation of common shares issued to former
   management (Note 7)                            (1,242,727)       (1,242)      -              (70,563)        -           -
Shares subscribed ($.10 per  share)                  -             -              9,118         902,707         -           -
Prior period  adjustment (Note 11)                   -             -             -               -              -            71,806
Sales of stock in subsidiary  (Notes 1 and 7)        -             -             -               50,000         -           -
Net loss for the year ended December 31, 1995        -             -             -              -               -        (1,081,027)

Balance, December 31, 1995                       120,123,359       120,123        5,047      10,554,674         -       (11,112,724)

Shares issued for cash ($.10 per share)              100,000           100      -                 9,900         -           -
Shares issued for services ($.10 per share)        1,415,875         1,416      -               140,171         -           -
Issuance of subscribed stock                       8,412,379         8,413       (8,413)        -               -           -
Shares subscribed ($.11 per share)                   -             -              6,456         718,991         -           -
Net loss for the year ended December 31, 1996        -             -            -               -               -        (1,329,395)

Balance, December 31, 1996                       130,051,613     $ 130,052    $   3,090     $11,423,736       $ -      $(12,442,119)




   The accompanying notes are an integral part of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      From the Date
                                                                                                       of Inception
                                                                                                    (January 31, 1986)
                                                      For the Years Ended December 31,                   through
                                                     1996              1995            1994         December 31, 1996
                                                                                                       (restated)

OPERATING ACTIVITIES

   Net loss                                                        $(1,329,395)    $(1,081,027)         $(1,126,315)
$(12,442,119)
   Prior period adjustment                            -                -               219,422              -
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of stock for services                  141,587          205,000          143,158           1,312,893
      Subscription of stock for services              -                 13,380         -                     13,380
      Compensation - stock options                    -                -               -                    924,975
      Write-off of license agreement                  -                -               -                          2
      Write off of patent                             -                -               -                    693,750
      Depreciation and amortization                     2,907            1,148           1,205               21,084
      Minority interest in loss                       -                -                -                   (26,091)
   Changes in assets and liabilities:
      Current and other assets                         12,655          (64,138)            160              (55,723)
      Accounts payable                                139,913         (115,474)         11,215              662,074
      Accrued liabilities                              79,423           15,338        (214,189)             228,194

Net Cash Used in Operating Activities                (952,910)      (1,025,773)       (965,344)          (8,667,581)

INVESTMENT ACTIVITIES

   Additions to organization costs                    (10,002)         -               -                     (8,904)
   Additions to fixed assets                          -                -               -                    (21,247)
   Additions to deposits                               48,304          -               -                     (5,998)

Net Cash Provided by (Used in)                         38,302          -               -                    (36,149)
 Investment Activities
FINANCING ACTIVITIES

   Issuance of stock for cash                          10,000          -               -                  1,877,977
   Stock issuance cost                                -                -               -                   (105,312)
   Exercise of warrants                               -                -               -                    781,719
   Exercise of stock options                          -                -               -                      1,525
   Sale of stock of subsidiary                        -                 50,000         -                    421,847
   Proceeds of long-term debt                         -                -               -                    191,657
   Proceeds of notes payable                                           -                37,000              283,665
   Payment of notes payable                           -                -               (20,000)            (189,150)
   Redeemable common stock                            -                -               -                     40,000
   Increase in minority interest             $        -         $      -       $       -               $     14,470


                   The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                                     From the Date
                                                                                                     of Inception
                                                                                                  (January 31, 1986)
                                                    For the Years Ended December 31,                   through
                                                       1996             1995           1994       December 31, 1996
                                                                                                      (restated)

FINANCING ACTIVITIES (continued)-

   Common stock subscribed                          $ 725,447       $  898,445      $  955,234        $4,804,515
   Increase in notes payable                          184,500           50,000         -                 584,396

Cash Provided by Financing Activities                 919,947          998,445         972,234         8,707,309

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     5,339          (27,328)          6,890             3,579

   Cash and cash equivalents, beginning of             (1,760)          25,568          18,678           -
    year

   Cash and cash equivalents, end of year        $      3,579      $    (1,760)      $  25,568       $     3,579


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

   Cash paid for interest                    $        -         $      -         $       1,397       $    26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
   ACTIVITIES

   Conversion of notes payable to stock      $        -          $     -            $ 2,075,280      $ 2,091,980
   Conversion of long-term debt to stock              -                -                -                191,658
   Conversion of accrued liabilities to stock         -                -                -                258,689
   Conversion of accounts payable to stock            -                -                -                  4,285
   Conversion of due to stockholders to stock         -                -                -              1,103,263
   Issuance of stock for license agreement            -                -                -                      2
   Issuance of stock for patent                       -                -                -                693,750
   Cancellation of stock for reinstatement of
      due to stockholders                             -                -                -                813,367
   Conversion of redeemable common stock to
      common stock                                    -                 40,000          -                 40,000


                   The accompanying notes are an integral part of these consolidated financial statements.


                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF THE BUSINESS

Background

     Medizone International, Inc., a Delaware corporation (Medizone-Delaware) was formed on January 31, 1986. Medizone International, Inc. (the Company) was organized under the laws of the State of Nevada on August 27, 1984 as Madison Funding, Inc. (Madison) for the purposes of investing in, acquiring, operating and disposing of businesses or assets of any nature. On March 26, 1986, control of Madison was acquired by the stockholders of Medizone-Delaware, and Madison changed its name to Medizone International, Inc. The substance of this transaction was the acquisition of the net monetary assets of Madison in exchange for the equity of Medizone-Delaware. As a result of this transaction, the stockholders of Medizone-Delaware acquired 87.2% of Madison. Therefore, the transaction was accounted for as a pooling of interests.

     On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), a company incorporated under the laws of the Province of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation (KPC). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its named to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of KPC, consisting solely of cash in the amount of approximately $89,000. KPC and its subsidiary MedCan are hereinafter referred to as MCL.

Formation of  Joint Venture Subsidiary

     On June 22, 1995, Medizone International, Inc. entered into a series of contracts (collectively the "Transaction Documents") which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation, was organized on June 22, 1995, and is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

     Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Richard G. Soloman ("Solomon"), a New Zealand citizen, who became a director of the Company in January, 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis. The Directors of MNZ are Solomon and Milton Adair, the Company's President and Chief Executive Officer.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1. NATURE OF THE BUSINESS (continued)-

Formation of Joint Venture Subsidiary (continued)

     Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement shall terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the "Guaranteed Minimum Royalty") in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days' notice. Commencing on the first sale to a user by MNZ, the Company shall receive a sales royalty in an amount equal to ten percent of MNZ's gross annual sales under the License Agreement.

     Pursuant to the Managing Agent Agreement, MNZ will act as the Company's agent in the finding of other licensees of the Company's patents and trademark in the following countries: Autralasia (including Australia and New Zealand), the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees obtained as a result of the Managing Agent Agreement shall be divided between the Company and MNZ on a sliding scale as set forth below:

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

     Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1. NATURE OF THE BUSINESS (continued)-

Business Activities

     The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone- generating equipment and related products for medical applications.

     By letter agreement with the Italian Scientific Society for Oxygen-Ozone Therapy (ISSOT) in Bergamo, Italy, dated March 23, 1993, the Company entered into a collaborative arrangement to research and examine the efficacy of ozone therapy and the Company's technology in the treatment of various blood- related human diseases. The research is to be conducted by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health.

     On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph
S. Latino's employment with the Company, the Company's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome
(AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

     The Company has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even a Phase I human clinical trials. The ICRO would also design a research program and protocols for human clinical trials which would meet the standards of the European Union ("EU") and Food and Drug
Administration ("FDA"), monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with the ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I human clinical trials and possibly a large animal study. In late 1997, the Company entered into discussions with Italian and Belgium clinicians with regard to them performing Phase I human clinical trials. However, assuming the Italian Ministry of Health did not grant the Company's request for waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III human clinical trials and submission of the data for approval to the Italian Ministry of Health.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT

Changes in Control

     In November 1992, four directors resigned from the Board of Directors. Two of the outgoing directors, who were the founding shareholders of the company, were also the Company's sole officers (former management or former officers and directors), and they resigned from these management positions as well. Three new directors were elected by the outgoing directors and three new officers (new management) were then appointed on an interim basis, to serve until the formal election of directors and appointment of officers at the next annual meeting of shareholders.

     On July 7, 1996, at the Company's annual meeting, Joseph S. Latino, George Handel, Kenneth Gropper, John D. Pealer and Richard G. Solomon were elected to the Company's Board of Directors. On July 31, 1996, Lawrence I. Sosnow and Howard L. Feinsand were appointed to the Company's Board of Directors. Mr. Sosnow and Mr. Feinsand resigned as directors on October 1, 1996 and March 26, 1997, respectively. Richard G. Solomon resigned as a director on February 27, 1997.

     On May 14, 1997, the Company's Board of Directors terminated the employment of Joseph L. Latino ("Latino") as the Company's President and Chairman after the discovery of a pattern of unaccounted for expenditures of the Company's funds. The Company is investigating the purposes, nature and extent of such expenditures. Dr. Latino remained a director of the Company until he resigned in August 1997. George Handel ("Handel") was named President and Chairman and served as such until May 19, 1997 when Kenneth Gropper ("Gropper") assumed these positions.

     Contemporaneously with the above events, the Company was notified that The Sand Dollar Solution, a California limited partnership ("Sand Dollar"), whose general partner is Edwin G. Marshall ("Marshall"), was soliciting shareholder proxies to vote for Marshall, Milton G. Adair ("Adair"), Gerard V. Sunnen, M.D. ("Sunnen") and William M. Hitt, Ph.D., M.D. ("Hitt") as directors.

     On June 12, 1997, the Company's Board of Directors appointed Marshall, Adair, Sunnen and Hitt to the Company's Board of Directors, with Marshall being named Chairman. Contemporaneously thereto, John Pealer ("Pealer") resigned as a director, and Gropper resigned as President. George Handel resigned from the Board effective June 13, 1997. The Board thereupon made the following appointments to the following positions:

            President and Chief
            Executive Officer                       Milton G. Adair
            Chief Operating Officer                 Kenneth Gropper
            Secretary                               Gerard V. Sunnen, M.D,

     On November 5, 1997, the Board eliminated the position of Chief Operating Officer. Gropper remains as a Director of the Company.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT (Continued)-

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

3. GOING CONCERN

     Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years.

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3. GOING CONCERN (continued)-

and provide medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well- controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

     In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

     Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, Management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such a trial in an effort to obtain EU approval, to market the product in Europe and to re-open the Company's FDA file.

     The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company MCL, a 66.6% owned subsidiary, and Medizone-Delaware (an inactive company). Intercompany transactions have been eliminated.

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

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note 8.)

Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

5. OTHER ASSETS

Patent

     In March 1987, the Company acquired a patent from Immunologics Limited Partnership in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5. OTHER ASSETS (continued)-

Patent (continued)

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

License Agreement

     On February 4, 1986, Medizone, in exchange for shares of its common stock, acquired from a principal stockholder his interest in a license agreement covering the distribution of ozone-generating equipment. The license agreement was carried at $1.00 through December 31, 1991; as that was the stockholder's basis, and was written off as of December 31, 1992.

6.  COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10)

     On May 14. 1997, the employment contract of the Company's former President and Chief Operating Executive Officer was terminated for cause. The Company hired a new President and Vice President of Operations (who is not a corporate officer) at annual salaries of $200,000 and $65,000 respectively, The Company does not have a written employment agreement with its President or Vice President of Operations. The employment contract of the Company's Vice President, Treasurer and Chief Financial Officer for an annual salary of $72,000 plus expenses has remained unchanged.

     In 1996 and 1995, the Company had employment contracts with two officers. The former President and Chief Operating Officer was paid $180,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer is paid $72,000 annually, plus expenses.

     The Company retains an investor relations firm to act as the Company's liaison with the brokerage community. The agreement is for a period of one year, but may be extended by the parties for additional one year periods. It receives a monthly payment of $2,000, plus expenses. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws.

     In 1994, the Company had consulting relations with two officers. The President and Chief Operating Officer was paid $72,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer was paid $36,000 annually.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  COMMITMENTS AND CONTINGENCIES (See also Note 7 and 10) (continued)-

     From November 17, 1992 through December 31, 1994 the Company maintained a consulting relationship with the Company's Vice President, who is also Treasurer and Chief Financial Officer, whereby the Company was billed in connection with accounting services provided by a private company owned by the Company's Vice President.

     For the year ended December 31, 1996, the Company leased from an unaffiliated party, office space in New York City under a two-year lease expiring on February 28, 1998, at an annual rental of approximately $21,000. The Company terminated this lease in June 1997 and paid $4,599 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its present offices in Salt Lake City at an annual rent of approximately $23,000. The office is used for executive offices and administrative purposes. Future minimum rental commitments pursuant to this lease are as follows:

             Year Ended
             December 31,                            Amount
                 1997                               $  5,746
                 1998                                 23,214
                 1999                                 24,144
                 2000                                 18,649

                Total                                $71,753

     During 1992, a financial consulting entity agreed to raise equity financing for Medizone. An agreement was executed requiring the Company to tender $50,000 to a third party whose obligation was to hold the funds in escrow pending completion of the financing; however, these sums were not tendered at that time. In the event of completion of the financing, the $50,000 would be released from escrow to the consultant to defray legal fees of the consultant. In the event the financing failed to be completed, the funds were to be returned to the Company. In a separate transaction during 1992, the Company sold 250,000 shares of common stock to five investors for $50,000, and caused the proceeds to be paid directly to the third party in the pending financing transaction. Medizone acknowledged constructive receipt of the funds by executing stock purchase agreements and the 250,000 shares were subsequently issued in 1993. Since the financing was not completed and the funds were not returned to the Company, the $50,000 has been expensed in the Company's financial statements.

     On or about June 6, 1994, Maureen Abato, the Company's former outside counsel, filed suit in the Supreme Court of the State of New York, County of New York entitled Abato V. Medizone International, Inc., Medizone Canada, Ltd. and Joseph S. Latino. The complaint contains thirteen causes of action. Three of the causes of action are for breach of contract, account stated and quantum meruit for recovery of unpaid legal fees allegedly due plaintiff by the Company in the amount of $67,864. The remaining claims are for fraud, wrongful termination, sexual discrimination, defamation, tortious interference with contract and intentional infliction of emotional distress. With respect to each of these causes of action, plaintiff seeks unspecified compensatory damages and punitive damages of not less than $1 million.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  COMMITMENTS AND CONTINGENCIES (See also Note 7 and 10) (continued)-

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

     A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

            November 15, 1995                 20,000
            December 15, 1995                  5,000
            January 15, 1996                   5,000
            February 15, 1996                  5,000
            March   15, 1996                   5,000
            April 15, 1996                     5,000
            May 15, 1996                       5,000
            June 15, 1996                      5,000
            July 15, 1996                      6,000

            Total                           $ 61,000

     As of the date of this report, all payments have been made in full.

     On November 10, 1995, the plaintiff executed a release against Medizone International, Inc., Medizone Canada Ltd. and Joseph S. Latino.

7. ISSUANCE OF COMMON STOCK AND WARRANTS

     At December 31, 1996, there were 41,639,323 shares and 88,412,290 shares of restricted and unrestricted common stock outstanding respectively.

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

     On March 26, 1986, Madison issued 37,500,000 shares of common stock, representing 87.2% of the then outstanding shares, to the stockholders of Medizone, including two officers and directors, in exchange for all of the shares of Medizone. The costs of the transactions were offset against paid-in capital.

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

     Also in 1994, $40,000 of notes payable (a portion of loans totaling $60,000) together with interest, was satisfied by issuing 416,500 shares of common stock. (See Note 10.)

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

     During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

(the "Securities Act"). Approximately $635,447 of these proceeds were from the sale of the Company's common stock at a per share price of $.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company). The remaining $90,000 were from the sale of 900,000 Units, each Unit consisting of one share of the Company's common stock, $.001 par value, at a per share price of $.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

8. STOCK OPTIONS

     During 1986, the Company granted nonqualified options to a number of persons, consisting of an officer, employee and consultants to the Company, to purchase an aggregate of 1,150,000 shares of common stock of the Company at an initial exercise price of $.25 per share, the estimated fair value at the date of grant.

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

     In 1995, as part the their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer, were granted options to purchase an aggregate of 4,500,000.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. STOCK OPTIONS (continued)-

shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January 1, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years for the options.

The following is a summary of option transactions:

                                                        Weighted Average
Fixed Options                                 Shares      Exercise Price

Balance - January 1, 1995                     -          $       -
Granted - Employees                           -                  -
Exercised                                     -                  -
Forfeited                                                        -
Balance - December 31, 1995                   -                  -
Granted - Employees                         4,500,000              .20
Exercised                                       -                -
Forfeited                                                        -
Balance - December 31, 1996                 4,500,000
Exercisable at December 31, 1996            1,500,000
Weighted-average fair value of options
   granted during the year               $      .16

                The following table summarizes information about
             fixed stock options outstanding at December 31, 1996:


                             Outstanding Options                                              Exercisable Options
------------------------------------------------------------------------------------------    -------------------

                                         Weighted                                                  Weighted
                                         Average            Weighted                               Average
Range of             Number              Remaining          Average          Number                Exercise
Exercisable          Outstanding         Contractual        Exercise         Exercisable at        Price
Prices               12/31/96            Life               Price            12/31/96

$.20                 4,500,00            3 years            $.20             1,500,000             $.20
=====================================================================================================================

     If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1996 would have increased by $242,387, and the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                           1996
Net loss                      As reported              $1,329,395
                                Pro forma              $1,571,782
Net loss per share            As reported                   $(.01)
                                Pro forma                   $(.01)

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

10.   NOTES PAYABLE

Short-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                           1996         1995
Notes payable to ten stockholders, due on demand,  plus interest at 10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lender may purchase from the
   Company upon exercise of the lender's option to acquire
   shares from the Company.                                               $60,815      $60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
   (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share
   under the most recent private placement transaction.                    37,000       37,000

Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with
   restricted stock at $.10 per share if alternative financings do
   not occur.                                                             194,500       50,000


                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   NOTES PAYABLE (continued)-


   Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The Company has the right, on or after the payment due date, to repay the loan with restricted shares
   valued at $.05 per share.                                               40,000       -

         Total short-term debt                                          $ 332,315    $ 147,815

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

The effect of these restatements is as follows:

                                                   Three Months Ended
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

     The Company has restated its financial statements to reflect adjustments to write off liabilities which were accrued and expensed in years prior to fiscal 1992. These adjustments increased previously reported accumulated deficit and reduced previously reported results of operations (for the period January 31, 1986, date of inception, through December 31, 1994) by $219,422. During the first quarter of 1995, the Company recorded a further reduction to accumulated deficit in the amount of $71,806 relating to the cancellation of shares previously issued to former management.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                     (January 31, 1986) through
                                                                                       December 31, 1996
                                           1996         1995              1994             (Cumulative)
Current tax expense                   $      -      $      -        $      -              $       -
Deferred tax expense                         -             -               -                      -

Income tax expense                    $      -      $      -        $      -              $       -

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:
                                           1996         1995              1994              Cumulative
Taxes at U.S. Federal Statutory
   rate                                $     -        $     -        $     -             $     -
State income taxes                           -              -              -                   -

                                       $     -        $     -        $     -             $     -

     At December 31, 1996 and 1995, deferred tax assets (liabilities) consisted of the following:

                                                    1996                  1995
Current deferred tax liabilities        $          -        $          -
Noncurrent deferred tax liabilities                -                   -
Current deferred tax assets                      1,651,738            1,470,725
Noncurrent deferred tax assets                     -                    -
Valuation allowance                             (1,651,738)          (1,470,725)
                                        $           -        $           -

     At December 31, 1996, the Company has a net operating loss (NOL) carryforward totaling approximately $10,500,000 that may be offset against future taxable income in varying amounts through 2005 No benefit has been reported in the 1996 or 1995 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

     Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.

13.   REDEEMABLE COMMON STOCK

     On February 12, 1993, per a settlement agreement (Agreement), the Company issued 200,000 shares of restricted common stock to an unrelated third party (Party). According to the Agreement, if net funds available specified in the Agreement. If the Company files a registration statement for an offering of its

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.   REDEEMABLE COMMON STOCK (continued)-

securities, it must use its best efforts to include such shares in the registration statement. If all, or any portion of the shares have not been purchased by the Company pursuant to the exercise of the put option described above, or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheets for cash, receivable from affiliate, accounts payable and notes payable approximate the respective values. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:

        Carrying                             Fair
                                             Amount     Value
Assets:
Cash                                        $  3,579   $  3,579
Receivable  from
affiliate 48,947 48,947

Liabilities:
Accounts payable and liabilities             627,294    627,294
Short-term debt                              332,315    332,315

     Cash receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at December 31, 1996.

     Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.