Form 10-Q
period 1997-09-30
MEDIZONE INTERNATIONAL INC
filed 1998-02-19
CIK 753772

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
(State or other jurisdiction                           (I.R.S. Employer
   of incorporation or                               Identification No.)
     organization)


                          4505 South Wasatch Boulevard
                                    Suite 210
                           Salt Lake City, Utah 84124
               (Address of principal executive offices, zip code)

                                 (801) 274-8400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES                          NO X

At February 4, 1998, there were 142,601,914 shares of the Registrant's common stock issued and outstanding.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                               September 30, 1997

                         PART I - FINANCIAL INFORMATION


Page
Number

Item 1. - Financial Statements

         Unaudited Interim Consolidated Balance Sheets                 3-4

         Unaudited Interim Consolidated Statements of Operations         5

         Unaudited Interim Consolidated Statements of Changes
           in Stockholders' Equity                                    6-12

         Unaudited Interim Consolidated Statements of
           Cash Flow                                                 13-14

         Notes to Unaudited Interim Consolidated Financial
         Statements                                                  15-29

Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 30


                           PART II - OTHER INFORMATION

Item 3. - Exhibits and Reports on Form, 8-K                             31

Signatures                                                              31

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                September 30,    December 31,
                                                   1997              1996
                                                -------------    ------------

CURRENT ASSETS
         Cash and cash equivalents              $    377,763     $      3,579
         Prepaid expenses and advances                     -            6,776
                                                ------------     ------------

         Total Current Assets                        377,763           10,355
                                                ------------     ------------

FIXED ASSETS
         Leasehold improvements                            -            3,004
         Office equipment                                  -           11,661
         Furniture and fixtures                            -            2,711
                                                ------------     ------------
                                                           -           17,376
         Less accumulated depreciation                     -            8,308
                                                ------------     ------------

                                                           -            9,068
                                                ------------     ------------

OTHER ASSETS
         Investment in affiliate (Note 1)                  -                -
         Receivable from affiliate (Note 1)           48,947           48,947
         License agreement (Note 5)                        -                -
         Organization costs (net of
               accumulated amortization
               of $5,520 and $5,520,
               respectively)                               -                -
         Deposits (Note 6)                             2,072            5,998
                                                ------------     ------------

                                                    $428,782          $74,368
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

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                       Interim Consolidated Balance Sheets
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                         September 30,           December 31,
                                             1997                    1996

CURRENT LIABILITIES
  Accounts payable                      $         606,651            455,885
  Accrued liabilities                             296,905            171,409
  Notes payable (Note 10)                         354,115            332,315
                                        -----------------     ---------------

     Total Current Liabilities                  1,257,671            959,609

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 6 and 13)                                -                   -

REDEEMABLE COMMON STOCK (Note 13)                       -                   -
                                         -----------------    ----------------

MINORITY INTEREST (Note 9)                              -                   -

STOCKHOLDERS' DEFICIENCY (Notes 1, 2,
  3, 7, 8, 9 and 11)
   Commonstock,  authorized 250,000,000
     shares; par value $.001 per share;
     issued and outstanding 130,051,613
     and 130,051,613 shares for 1997 and
     1996, respectively                            136,751             130,052
   Common stock subscribed                           5,714               3,090
   Additional paid-in capital                   12,176,322          11,423,736
   Accrued stock option compensation                     -                   -
   Deficit accumulated during development
     stage                                     (13,147,686)        (12,442,119)
                                         -----------------     ---------------

   Total Stockholders' Deficiency                 (828,889)           (885,241)
                                         -----------------     ----------------
                                         $         428,782     $         74,368
                                         =================     ================

                  The accompanying' notes are an integral part
                   of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage'Company)
                  Interim Consolidated Statemeats of Operations
                                   (unaudited)

                                            For the Nine Months           For the Three Months            From the Date of
                                             Ended September 30,           Ended September 30,         Inception (Jan. 31, 1986)
                                           ---------------------           ---------------------               through
                                          1997                  1996          1997          1996         September 30, 1997
                                          ----                  ----          ----          ----         ------------------
SALES                                      $     -0-       $    -0-          $   -0-       $   -0-         $    133,349
                                           ---------       --------          -------       -------         ------------
COSTS AND EXPENSES:
   Costs of sales                                -0-            -0-             -0-           -0-               103,790
   Research and development
   expenses                                  106,000            -0-             -0-           -0-             2,308,685
   General and administrative
   expenses                                  578,017        800,119          29,969       242,112             9,662,551
   Compensation under stock
   options (Note 8)                              -0-            -0-             -0-           -0-               872,894
   Interest expense                           21,550          8,633           7,215         2,929               766,452
   Other (income) and expense, net               -0-            -0-             -0-           -0-               (16,018)
                                            --------       --------         -------       -------            ----------

     Total Costs and Expenses                705,567        808,752          37,184       245,041            13,698,354
                                             -------        -------          ------       -------            ----------

Net loss before extraordinary
  gain on minority interest                 (705,567)      (808,752)        (37,184)     (245,041)          (13,565,005)
Extraordinary gain on sale of
  investment in subsidiary (Note 1)              -0-            -0-             -0-           -0-               100,000
                                                                                                             ----------
Net loss before minority interest           (705,567)      (808,752)        (37,184)     (245,041)          (13,465,005)
Minority interest in loss                        -0-            -0-             -0-           -0-                26,091
Prior period adjustment (Note 11)                -0-            -0-             -0-           -0-               291,228
                                           ---------      ---------       ---------     ---------            ----------

Net loss                                   $(705,567)     $(808,752)       $(37,184)    $(245,141)         $(13,147,686)
                                           ==========     ==========       =========    ==========         =============

Weighted average number of
 shares outstanding                        133,524,000   126,328,000      136,760,000   129,430,000           82,502,000
                                           ===========   ===========      ===========   ===========           ==========
Loss per share                                $0.00         $0.00             $0.00         $0.00              $(0.15)
                                              =====         =====             =====         =====              =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
    From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                 Additional            Accrued         During
                                           Common Stock                           Paid-in          Stock Option      Development
MEDIZONE - DELAWARE                           Shares             Amount           Capital          Compensation        Stage
-------------------                           ------             ------        -------------       ------------      -----------

Initial capitalization of Medi-
     zone Delaware (no par value)
     Feb. 1986 ($10.21 per share)                    882           $ 9,001
     shares of Medizone (Delaware [no
     par value] issued for cash, March
     1986 ($22.58 per share)                          50             1,129
                                                --------          --------

                                                     932           $10,130
                                                ========           =======
MEDIZONE - NEVADA (formerly Madison
Funding, Inc.
Existing shares of Medizone Nevada
     (formerly Madison Funding, Inc.)
     (par value $.001 per share)               5,500,000           $ 5,500         $139,998                        $     (310)
Exchange of 932 shares of Medi-
zone Delaware for shares of
Medizone Nevada resulting in a
reverse merger, March 1986                    37,500,000            10,130
Reallocation of paid-in capital
to par value due to recapitali-
zation as a result of reverse
merger                                        __________                             27,370           (27,370)        ___________
                                                                    -------         -------
Balance after reverse merger,
     March 1986 (par value $.001
     per share)                               43,000,000            43,000          112,628                                   (310)
Shares issued for services,
     July 1986 ($.10 per share)                   50,000                50            4,950
Shares issued for warrants, Aug.
 through Oct. 1986 ($.10/share)                7,814,600             7,815          773,645
Stock issuance cost in connection
with shares issued for warrants                                                    (105,312)
Adjustment to accrued stock
option compensation                                                                                  $223,521
Net/(loss) for the year ended
December 31, 1986                             __________        __________       __________        __________             (795,758)
                                                                                                                        ----------
Balance, December 31, 1986                    50,864,600           $50,865         $785,911          $223,521            $(796,068)

(Continued on next page)

                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
    From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)



                                                                                                             Deficit
                                                                                                           Accumulated
                                                                        Additional       Accrued             During
                                       Common Stock                      Paid-in        Stock Option       Development
                                         Shares           Amount         Capital        Compensation          Stage
                                       ------------       ------        ----------      ------------       -----------
Balance, December 31, 1986              50,864,600         $50,865       $785,911        $223,521          $( 796,068)

Shares issued for warrants,
Jan. 1987 ($.10 per share)                   2,600               2            257
Shares issued for patent, March
 1987 ($.69275 per share)                1,000,000           1,000        692,750
Shares issued for cash, June
 1987 (from $.10 to $.25/share)            950,000             950        149,050
Shares issued for services, June
and July 1987 (from $.10 to
 S.25 per share)                           203,167             203         24,314
Stock option compensation expense
relating to option exercised
 in August 1987                                                                           388,551
Option exercised, August 1987
 ($.001 per share)                         250,000             250        437,250        (437,250)
Adjustment to accrued stock
option compensation                                                                       510,527
Net/(loss) for the year ended
December 31, 1987                       __________      __________     __________      __________          (2,749,400)
                                                                                                         -------------

Balance, December 31, 1987              53,270,367          53,270      2,089,532         685,349          (3,545,468)

Options exercised, Jan. 1988
 ($.001 per share)                         200,000             200         99,800         (99,800)
Shares issued for cash, Sept.
 1988 ($.0833 per share)                 1,000,000           1,000         79,000
Shares issued for services
 (from $.10 to $.25/share)                  35,000              35          7,965
Adjustment to accrued stock
option compensation                                                                      (584,599)
Issuance of shares by subsidiaries                                        174,126
Net/(loss) for the year ended
December 31, 1988                      ___________      __________     __________      __________            (714,347)
                                                                                                         ------------

Balance, December 31, 1988              54,505,367         $54,505     $2,450,423           $ 950         $(4,259,815)

(Continued on next page)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)

       Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)


                                                                                                                         Deficit
                                                                                                                      Accumulated
                                         Common Stock                      Additional              Accrued               During
                                         Shares             Amount          Paid-in              Stock Option          Development
                                                                            Capital              Compensation            Stage
                                         ------             ------          -------              ------------         ------------

Balance, December 31, 1988             54,505,367           $54,505       $2,450,423             $     950            $(4,259,815)
Shares issued for services
 (from $.10 to $.19/share)                261,889               262           46,363
Shares issued for cash (from
$.03 to $.10 per share)                 5,790,000             5,790          285,710
Shares issued for notes and
     accrued liabilities (from
     $.06 to $.24 per share)            4,749,532             4,750          578,978
     Options exercised ($.001
per share)                                375,000               375           59,125               (59 125)
Adjustment to accrued stock                                                                              '
 option compensation                                                          58 175
Net/(loss) for the year ended
 December 31, 1989                   ____________       ___________       __________             _________               (862,051)
                                                                                                                         ---------

Balance, December 31, 1989             65,681,788            65,682        3,420,599                   -0-             (5,121,866)
Shares issued for services
 ($.10 per share)                         880,000               880          87',120
Shares issued for cash (from
 $.03 to $.05 per share)                4,250,000             4,250          175,250
Shares issued for notes and
accrued liabilities (from
 $.055 to $.10 per share)               2,422,727             2,423          137,577
Adjustment to accrued stock
option compensation                                                                                  6,000
Issuance of shares by
subsidiaries                                                                 100,000
7~et/(loss) for the year
ended December 31, 1990                                                                                                  (606,309)
                                       ----------           -------       ----------               -------            ------------

Balance, December 31, 1990             73,234,515           $73,235       $3,920,546               $ 6,000            $(5,728,175)

(Continued on next page)

                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
    From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                            Additional              Accrued              During
                                       Common Stock                           Paid-in            Stock Option          Development
                                          Shares             Amount           Capital            Compensation             Stage


Balance, December 31, 1990                73,234,515           $73,235       $3,920,546             $ 6,000            $(5,728,175)

Shares issued for services
 (from $.15 to $.20/share)                   425,000               425           72,075
Shares issued for cash (from
 $.036 to $.20 per share)                  4,366,667             4,366          305,634
Adjustment to accrued stock
option compensation                                                                                 324,800
Options exercised (from $.22
 to $.93 per share)                          450,000               450          204,050            (204,050)
Sale of subsidiary's stock                                                        5,000
Net/(loss) for the year ended
December 31, 1991                       ____________       ___________       __________          __________             (1,220,152)
                                                                                                                        -----------

Balance, December 31, 1991                78,476,182            78,476        4,507,305             126,750             (6,948,327)

Shares issued for services
 ($.20 per share)                            151,500               152           30,148
Shares issued for accrued
 liabilities ($.15/share)                    250,000               250           37,250
Shares issued for cash ($.15
 to $.20 per share)                        2,702,335             2,702          427,648
Shares issued in settlement
of advances from and amounts
due to stockholder ($.10
per share)                                13,118,619            13,119          800,248
Options exercised ($.50
per share)                                   250,000               250          124,750            (124,750)
Adjustment to accrued stock
option compensation                                                                                  (2,000)
Sale of subsidiary's stock                                                       81,100
Net/(loss) for the year ended
December 31, 1992                                                                                                         (649,941)
                                        ------------       -----------        ---------         -----------            -----------
     Balance, December 31, 1992           94,948,636           $94,949       $6,008,449                   -            $(7,598,268)

(Continued on next page)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)

       Interim Consolidated Statements of Changes in Stockholders' Equity From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                      Additional          Accrued          During
                              Common Stock                                              Paid-in        Stock Option      Development
                                 Shares             Amount        Subscribed            Capital        Compensation         Stage

Balance, December 31,
1992                            94,948,636           $94,949                        $6,008,449               -         $(7,598,268)
Cancelled shares
previously issued
in settlement of
advances from and
amounts due to
stockholder
($.062/share)                  (13,118,619)          (13,119)                         (800,248)
Shares issued for
services (from
 $.10 to $.46/sh.)               5,347,219             5,347                           542,859
Shares issued for
cash (from $.15
to $.20/share)                   1,471,666             1,472                           269,528
Shares subscribed                                                      $2,619          259,296
Net/(loss) for the
year ended Decem-
ber 31, 1993                                                                                                            (1,598,342)
                                ----------           -------           ------       ----------       ---------          -----------

Balance, Decem-
ber 31, 1993                    88,648,902            88,649            2,619        6,279,884                          (9,196,610)

Shares issued for
services ($.10
per share)                       1,431,590             1,431                           141,727
Shares subscribed
($.10 per share)                                                        9,552          945,682
Shares subscribed
for cancellation
of indebtedness
($.10 per share)                                                          417           41,234
Shares subscribed
for cancellation
of indebtedness to
former management
($.18 per share)                                                       11,250        2,022,379

(Continued on next page)

                   The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity

    From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)

                                                                                                         Deficit
                                                                                                      Accumulated
                                                                                   Additional           Accrued            During
                          Common Stock                                               Paid-in         Stock Option        Development
                             Shares             Amount         Subscribed            Capital         Compensation           Stage

Issuance of sub-
scribed stock               10,384,900           $10,385          $(10,385)
Issuance of shares
to certain prior
purchasers of com-
mon stock in recog-
nition of disparity
in purchase price in
contemporaneous
offering                     1,125,834             1,126                           $ (1,126)
Prior period
adjustment                                                                                                            $    219,422
Net loss for the
year ended Decem-
ber 31, 1994                                                                                                            (1,126,315)
                           -----------          --------            ------       ----------          -------           ------------

Balance, Decem-
ber 31, 1994               101,591,226           101,591            13,453        9,429,780                -           (10,103,503)

Redeemable shares
converted to
common stock                   200,000               200                             39,800
Shares issued for
services ($.10/sh)           2,050,000             2,050                            202,950
issuance of sub-
scribed stock               17,524,860            17,524           (17,524)
Cancelled shares pre-
viously issued to
former management           (1,242,727)           (1,242)                           (70,563)
Shares subscribed
 ($.10 per share)                                                    9,118          902,707
Prior period
adjustment                                                                                                                  71,806
Sales of subsidi-
ary's stock                                                                          50,000
Net/(loss) for the
year ended Decem-
ber 31, 1995                                                                                                            (1,081,027)
                           -----------          --------            ------      -----------           ------           ------------
Balance, Decem-
ber 31, 1995               120,123,359          $120,123            $5,047      $10,554,674                -          $(11,112,724)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
    From the Date of Inception (January 31, 1986) through September 30, 1997
                                   (unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Additional           Accrued            During
                                  Common Stock                                      Paid-in         Stock Option        Development
                              Shares         Amount         Subscribed              Capital         Compensation           Stage

Shares issued for
cash ($.10 per
share)                          100,000          100                               9,900

Shares issued for
services
($.10/share)                  1,415,875         1,416                            140,171

Issuance of sub-
 scribed stock                8,412,379         8,413            (8,413)

     Shares subscribed
     ($.10 per share)                                             6,456          718,991

     Net (loss) for the
     year ended Decem-
     ber 31, 1996                                                                                                   $(1,329,395)
                            -----------      --------            ------      -----------                            ------------

Balance, Decem-
ber 31, 1996                130,051,613      $130,052            $3,090      $11,423,736                -          $(12,442,119)

Issuance of sub-
scribed stock                 3,089,680         3,090            (3,090)

Shares subscribed
($.07/share)                                                      5,714          394,287

Shares issued
for services
($.10/share)                  3,619,186         3,619                            358,299

Net (loss) for
the seminars ended
September 30, 1997                                                                                                     (705,567)
                            -----------      --------            ------      -----------           ------          -------------
Balance September 30,
     1997                   136,760,479      $136,761            $5,714      $12,176,322             $-0-          $(13,147,686)
                            ===========      ========            ======      ===========           ======          ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  From the Date
                                                                                  of Inception
                                                 For the Nine Months              (Jan. 31, 1986)
                                                 Ended September 30,                 through
                                            1997                  1996           September 30, 1997
                                            ----                  ----           ------------------

     OPERATING ACTIVITIES

     Net loss                                $(705,567)         $(808,752)         $(13,110,502)
     Prior period adjustment                         _
     Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Issuance of stock for services            361,918                  -             1,674,811
     Stock subscription for services                 -                  -                13,380
     Compensation - stock options                    -                  -               924,975
     Write-off of license agreement                  -                                        2
     Write-off of patent                             -                  -               693,750
     Depreciation and amortization               1,356              2,091                22,440
     Minority interest in loss                       -                  -               (26,091)
     Changes in assets and liabilities:
     Current and other assets                    6,776            (29,331)              (48,947)
     Accounts payable                          150,766           (100,156)              812,840
     Accrued liabilities                       125,496             13,179               353,690
                                               -------            -------             ---------

     Net Cash Used in Operating
     Activities                                (59,255)          (722,657)           (8,726,836)
                                               --------          ---------           -----------

     INVESTMENT ACTIVITIES
     Additions to organization costs                 -                  -                (8,904)
     Additions to fixed assets                   7,713            (10,004)              (13,534)
     Additions to deposits                       3,926             (1,695)               (2,072)
                                               -------           ---------           -----------

Net Cash Used in Investment
Activities                                      11,639            (11,699)              (25,510)
                                                ------           ---------             ---------
FINANCING ACTIVITIES
     Issuance of stock for cash                      -             10,000             1,877,977
     Stock issuance cost                             -                  -              (105,312)
     Exercise of warrants                            -                  -               781,719
     Exercise of stock options                       -                  -                 1,525
     Sale of stock of subsidiary                     -                  -               421,847
     Proceeds of long-term debt                      -                  -               191,657
     Proceeds of notes payable                       -            114,500               283,665
     Payment of notes payable                        -                  -              (189,150)
     Redeemable common stock                         -                  -                40,000
     Increase in minority interest                   -                  -                14,470
     Common stock subscribed                   400,000            612,446             5,204,515
     Increase in notes and loans payable        21,800                  -               606,196
                                               -------           --------            ----------
Cash Provided by Financing Activities          421,800            736,946             9,129,109
                                               -------           --------            ----------

The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     From the Date
                                                                                     of Inception
                                              For the Nine Months                   (Jan. 31, 1986)
                                              Ended September 30,                     through
                                         1997                   1996              September 30, 1997
                                         ----                   ----              ------------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     $ (374,184)           $2,509              $377,763
Cash and cash equivalents,
beginning of period                           3,579            (1,760)                    _
                                           --------          ---------               ------

     Cash and cash equivalents,
     end of period                         $377,763              $830              $377,763
                                             ======          ========                ======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

     Cash paid for interest                       -                 -          $     26,483

SUPPLEMENTAL SCHEDULE OF
NONCASH ACTIVITIES

Conversion of notes payable to stock              -                 -           $ 2,091,980
Conversion of long-term debt to stock             -                 -               191,658
Conversion of accrued liabilities
     to stock                                     -                 -               258,689
Conversion of accounts payable
     to stock                                     _                 -                 4,285
Conversion of due to stockholders
     to stock                                     -                 -             1,103,263
Issuance of stock for license
     agreement                                    -                 -                     2
Issuance of stock for patent                      -                 -               693,750
Cancellation of stock for reinstate-
     ment of due to stockholders                  -                 -               813,367
Conversion of redeemable common stock
     to common stock                              _                 -                40,000

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

Business Activities (continued)

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

Changes in Control (continued)

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

In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be reopened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

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

6.  COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10) (continued)-

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

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

            November 15, 1995                 20,000
            December 15, 1995                  5,000
            January 15, 1996                   5,000
            February 15, 1996                  5,000
            March   15, 1996                   5,000
            April 15, 1996                     5,000
            May 15, 1996                       5,000
            June 15, 1996                      5,000
            July 15, 1996                      6,000

            Total                           $ 61,000
                                             =======

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

During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993 (the "Securities Act"). Approximately $635,447 of these proceeds were from the sale of the Company's common stock at a per share price of $.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company). The remaining $90,000 were from the sale of 900,000 Units, each Unit consisting of one share of the Company's common stock, $.001 par value, at a per share price of $.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

During the 1997 period, the Company issued 3,089,680 previously subscribed shares of its common stock and also issued 3,619,186 shares of its common stock to various consultants for services rendered. The Company also received $400,000 for subscriptions to purchase 5,714,285 shares of its common stock.

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

The following is a summary of option transactions:

                                                              Weighted Average
Fixed Options                                  Shares           Exercise Price
Balance - January 1, 1995                $        -           $       -
Granted - Employees                               -                   -
Exercised                                         -                   -
Forfeited                                                             -
                                                                  ---------
Balance - December 31, 1995                       -                   -
Granted - Employees                             4,500,000                 .20
Exercised                                           -                 -
Forfeited                                                             -
                                                                  ---------
Balance - December 31, 1996                     4,500,000
                                                =========
Exercisable at December 31, 1996                1,500,000
                                                =========
Weighted-average fair value of options
   granted during the year               $          .16
                                            =============

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK OPTIONS (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                         Outstanding Options                 Exercisable Options

================================================================================
                            Weighted                                   Weighted
                            Average       Weighted                     Average
Range of       Number       Remaining     Average     Number           Exercise
Exercisable    Outstanding  Contractual   Exercise    Exercisable at   Price
Prices         12/31/96     Life          Price       12/31/96
--------------------------------------------------------------------------------
$.20           4,500,00     3 years       $.20        1,500,000        $.20
================================================================================

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

10.   NOTES PAYABLE

Short-term debt at December 31, 1996 and September 30, 1997 consisted of the following:

                                                                                     Dec. 31             September 30
                                                                                       1996                1997
Notes payable to ten stockholders, due on demand, plus interest at 10% per annum
   (in arrears).  The Company is obligated to accept the rate at face value plus accrued  interest as partial  payment for shares the lender may purchase from the Company upon exercise of the lender's option to acquire
   shares from the Company.                                                           $60,815      $60,815

Notes payable to directors  totaling $28,000 and a note payable to a third party in the  amount  of  $9,000,  due on April 22,  1995  (principal  and  accrued interest in arrears as of report date),  plus interest  ranging from 8% to 9%
   per annum.  Each lender has the right to convert any portion of the principal and  interest  into common  stock at a price per share equal to the price per
   share under the most recent private placement transaction.                                37,000       37,000

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   NOTES PAYABLE (continued)

   Notes payable to directors and a family member of a director, due at  various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report  date),  plus  interest at 8% per annum.  The Company has the right to repay  the  loans  with  restricted  stock at $.10 per  share if  alternative financings do
   not occur.                                                                         194,500      216,300

   Note payable to  individual,  due on December 2, 1996  (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The
   Company has the right,  on or after the  payment due date,  to repay the loan with restricted shares
   valued at $.05 per share.                                                           40,000       40,000
                                                                                    ----------------------


         Total short-term debt                                                      $ 332,315    $ 354,115
                                                                                     ========     ========

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

The effect of these restatements is as follows:

                                                  Three Months Ended
                   December 31, 1991    March 31, 1992   June 30, 1992    September 30, 1992     December 31, 1992
                   -----------------    --------------   -------------    ------------------     -----------------
Net loss:
   Previously
   reported          $1,215,200           $ 151,930       $ 173,496         $ 147,905             $   89,510
   Adjustment             5,000             24,555          -                  24,470                 32,075
                   ------------          ---------    -------------         ---------              ---------

As adjusted          $1,220,200          $ 176,485        $ 173,496         $ 172,375              $ 121,585
                      =========           ========         ========           =======               ========

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                            From the Date of Inception
                                                                            (January 31, 1986) through
                                                                               December 31, 1996
                                   1996           1995           1994             (Cumulative)
                                   ----  -------------  -------------        -----------------------
Current tax expense        $       -      $      -       $       -              $       -
Deferred tax expense               -             -               -                      -
                             -------------------------- ---------------------------------

Income tax expense          $      -      $      -        $      -               $      -
                             ============  ============    ============           =======

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                                             1996            1995          1994       Cumulative
   rate                                $     -        $     -        $     -             $     -
State income taxes                           -              -              -                   -
                                        --------------------------------------------------------

                                       $     -        $     -        $     -             $     -
                                        ===========    ===========    ===========         ======

At December 31, 1996 and 1995, deferred tax assets (liabilities) consisted of the following:

                                                      1996                1995
                                                     ------  -------------------
Current deferred tax liabilities          $          -        $       -
Noncurrent deferred tax liabilities                  -                -
Current deferred tax assets                        1,651,738         1,470,725
Noncurrent deferred tax assets                       -                 -
Valuation allowance                               (1,651,738)       (1,470,725)
                                                  ----------        ----------
                                         $           -        $           -
                                          ==================       ============

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

13.   REDEEMABLE COMMON STOCK

On February 12, 1993, per a settlement agreement (Agreement), the Company issued 200,000 shares of restricted common stock to an unrelated third party (Party). According to the Agreement, if net funds available specified in the Agreement. If the Company files a registration statement for an offering of its securities, it must use its best efforts to include such shares in the registration statement. If all, or any portion of the shares have not been purchased by the Company pursuant to the exercise of the put option described above, or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.

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

            Carrying                        Fair
                                            Amount                Value
Assets:
Cash                                     $     -0-             $     -0-
Receivable from affiliate                   48,947               48,947

Liabilities:
Accounts payable and liabilities           903,556              903,556
Short-term debt                            354,115              354,115

Cash receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at September 30, 1997.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

From its organization in January 1986, Registrant has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. Registrant has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, Registrant has attributed $2,308,685 as expenditures for research and development.

Nine-Month Periods Ended September 30, 1997, and September 30, 1996.

There were no sales during either the 1997 or 1996 period. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

During the 1997 period, the Company issued 1,000,000 shares of its common stock at $.10 per share and paid $6,000 for research and development.

There were no expenditures for research and development during the 1997 and 1996 period.

General and administrative expenses were $578,017 in the 1997 period as compared with $800,119 in the 1996 period. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense increased from 1996 to 1997 by approximately $12,917 to $21,550 compared to $8,635 in 1996, due to the increase in notes payable to Company directors.

Net cash used in operating activities was $59,255 in the 1997 period as compared to $726,657 in the 1996 period. The decrease was due to increases in accounts payable and accrued expenses and payment of certain general and administrative expenses by issuance of shares of the Company's common stock.

Cash provided by financing activities decreased in the 1997 period by $315,146. The decrease was due primarily to the decline in common stock subscriptions received which were $736,946 in the 1996 period and $421,800 in the 1997 period.

Nine-Month Periods Ended September 30, 1996 and September 30, 1995.

There were no sales during either the 1996 or 1995 period. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

There were no research and development expenditures in the 1996 or 1995 periods.

General and administrative expenses were $800,119 in the 1996 period as compared to $894,176 in the 1995 period. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense was $8,633 in the 1996 period and $8,527 in the 1995 period. These amounts were accrued on notes payable to Company directors.

Net cash used in operating activities was $722,657 in the 1996 period as compared to $858,546 in the 1995 period. The decrease was due primarily to decreased general and administrative expenses.

Cash provided by financing activities was $736,946 in the 1996 period compared to $832,978 in the 1995 period.

Liquidity and Capital Resources

At September 30, 1997, the Company had a working capital deficiency of $879,908 and stockholders' deficiency of $828,889. At December 31, 1996, the Company had a working capital deficiency of $949,254 and stockholders' deficiency of $885,241.

From January 1, 1997, through September 30, 1997, the Company received subscriptions to purchase 5,714,285 shares of its common stock at a per share price of $.07 for aggregate proceeds of $400,000.

The Company has no revenues and is dependent upon the sale of its securities to fund any reasearch initiatives and operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce, or cease, operations.

                           PART II - OTHER INFORMATION

Item 3. - Exhibits and Reports on Form 8-K

(b) On July 8, 1997, the Company filed a Form 8-K in which it disclosed that Joseph S. Latino resigned from the Company's Board of Directors on July 3, 1997.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEDIZONE INTERNATIONAL, INC.
                                                      (Registrant)





                                             s/Arthur P. Bergeron
                                             Arthur P. Bergeron
                                             Vice President and
                                             Chief Financial Officer








February 18, 1998