Form 10-K
period 1997-12-31
MEDIZONE INTERNATIONAL INC
filed 1998-04-01
CIK 753772

Item 5 and Item 8 are subjects of a Form 12b-25



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission File Number: 2-93277-D



         MEDIZONE INTERNATIONAL, INC. (originally Madison Funding, Inc.)
       ----------------------------------------------------------------
          (Exact name of Registrant as stated in its corporate charter)

        Nevada                              87-0412648
-----------------------------------------------------------------------
(State of incorporation)         (I.R.S. Employer I.D. Number)

4505 South Wasatch Boulevard, Suite 210, Salt Lake City, Utah   84124
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number:        (801) 274-8400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
The Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X        No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. Yes No X

The aggregate market value of voting common stock held by non-affiliates of the Registrant was $_______ on March ___, 1998, based on the average bid and asked prices of such stock as reported in the NASD OTC Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

According to information received from Registrant's transfer agent, as of March 17, 1998, Registrant had 138,609,519 shares outstanding (of which 41,490,125 were restricted).

DOCUMENTS INCORPORATED BY REFERENCE:  None

SUPPLEMENTAL INFORMATION: The Registrant intends to furnish its shareholders with an annual report for 1997 and a proxy statement subsequent to the filing of the 10-K.

                                TABLE OF CONTENTS

                                     PART I
                                      Page

Item 1.  Business..........................................................3

Item 2.  Properties.......................................................10

Item 3.  Legal Proceedings................................................10

Item 4.  Submission of Matters
                  to a Vote of Security Holders...........................10

                                     PART II

Item 5.  Market for Registrant's Common
                  Equity and Related Stockholder Matters..................11

Item 6.  Selected Financial Data..........................................13

Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations..............................................13

Item 8.  Financial Statements and Supplementary
                  Data....................................................15

Item 9.  Changes in and Disagreements with
                  Accountants on Auditing and Financial
                  Disclosure..............................................15

                                    PART III

Item 10. Directors and Executive Officers.................................15

Item 11. Executive Compensation...........................................19

Item 12. Security Ownership of Certain
                  Beneficial Owners and Management........................24

Item 13. Certain Relationships and Related
                  Transactions............................................26

                                     PART IV

Item 14. Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K......................28

                  Signatures..............................................28

                  Exhibits Index..........................................E-1

                  Financial Statements and Schedules......................F-1

                                     PART I

Item 1.  Business
         --------

General

          Medizone International, Inc., a Nevada corporation (the "Company" or the "Registrant") organized in 1986, is a development stage company whose objective is to (i) gain regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) develop the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology"). MEDIZONE(R) is one of two registered trademarks of the Company. Throughout this report, whether or not the trademark symbol is used, the phrase "Medizone (the drug)" is intended to have the same effect as if the trademark symbol had been used.

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

     In late 1996, the Company became aware that a United States patent had been issued to a Canadian corporation which it believes infringes on the Patent. The Company has consulted its patent counsel and intends to take the appropriate steps to protect its rights with respect to the Patent. However, at the present time, the nature of any action to be taken by the Company has been and will continue to be limited by its lack of funding.


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

Governmental Regulation

     Medizone (the drug), the Medizone Technology and any related products derived therefrom are regulated under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act") and are regulated by the Food and Drug Administration (the "FDA"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" pursuant to the FDC.

     Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre- clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largerly to issues of safety.

     In order to initiate the first phase (i.e., Phase I) of human clinical studies required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Compay submitted an IND application (assigned to the Registrant by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone- oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investiga- tional Devices."

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

     The Italian Initiative

     In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. In this regard, the Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergamo, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, the Company entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at University based hospitals, which will enter into agreements with the Company on a site by site basis. The ISSOT letter agreement requires the Company to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company efforts to re-open the FDA IND (see "Governmental Regulation").

     On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph
S. Latino's employment with the Company's, the Company's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I trials or to have these requirements waived. The Company has never performed a large animal study or Phase I clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans. The Company has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large annual study and possibly even a Phase I clinical study. The ICRO would also design a research program and protocols for clinical trials which would meet the standards of the EU and FDA, monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I clinical trials and possibly a large animal study. In late 1997, the Company entered into a discussions with Italian and Belgium clinicians with regard to them performing Phase I clinical studies. However, assuming the Italian Ministry of Health did not grant the Company's request for a waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III study and submission of the data for approval to the Italian Ministry of Health.

Instrument Development

     On October 17, 1996, the Company executed an agreement with Multiossigen, S.r.L., an Italian corporation located in Bergamo, Italy (the "Manufacturer"), dated as of September 13, 1996 (the "Equipment Contract"), providing for the manufacture of ozone generating devises to be used in the human trials to be commenced pursuant to the Company's letter agreement with the ISSOT, as trials are approved by the Italian Ministry of Health.

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

     Development Stage Company/Net Losses
     ------------------------------------

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

Item 2.  Properties
         ----------

     As of January 1997, Registrant leased from an unaffiliated party approximately 900 square feet of office space at 123 East 54th Street, Suite 7B, New York, NY 10022, under a two-year lease expiring on February 28, 1998, at an annual rental of $20,940. The Company terminated this lease in June 1997 and paid $4,598.96 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its present offices at 4505 South Wasatch Boulevard, comprising approximately 1400 square feet, at an annual rental of $22,984.56. The office space is used for executive offices and administrative purposes.

Item 3.  Legal Proceedings
         -----------------

     In November 1992, the Company consented to the entry of a final judgment of permanent injunction (S.E.C. v. Medizone International, Inc., Civil Action 93-2761, D.D.C.), pursuant to which the Company was permanently enjoined from failing to timely file the reports required to be filed pursuant to the Securities Exchange Act of 1934.

Item 4.  Submission  of Matters to a Vote of Security  Holders.  No matters
         -----------------------------------------------------
         were submitted to a vote of

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ending December 31, 1997.


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

     On March , 1998, according to the NQB Non-NASDQ Price Report furnished by the National Quotation Bureau, there were approximately marketmakers in the Company's shares, with a high bid for the shares of $ and a low bid of $ . Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1996 and 1997, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

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

         1997              First Quarter
                           Second Quarter
                           Third Quarter
                           Fourth Quarter

Number of Holders

     On March 18, 1998, according to the Company's transfer agent, there were 3891 holders of record of the Company's par value $.001 common stock.


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

     The Sand Dollar Warrants have the following exercise prices and expiration dates:

Shares                Exercise Price              Termination Dates
------                --------------              -----------------

15,000,000            $.07 per share              Originally
                                                  September 7, 1997, then
                                                  extended until ten
                                                  days after the Company
                                                  becomes current in its
                                                  filings with
                                                  Securities and
                                                  Exchange Commission,
                                                  now extended to May 31, 1998

33,333,333            $.15 per share              June 9, 1998

25,000,000            $.20 per share              June 9, 1999

     On September 23, 1997, Sand Dollar purchased 5,714,285 shares of the Company's common stock pursuant to the Sand Dollar Warrant, paying $.07 a share, or aggregate consideration of $400,000, which shares were authorized for issuance in December 1997. In March 1998, Sand Dollar purchased 857,143 shares of the Company's common stock pursuant to the Sand Dollar Warrant, paying $.07 a share, or $60,000. The Company relied on the private offering exemption from registration under the Securities Act of 1933 (the "Securities Act") in issuing the Sand Dollar Warrants and for the sale of shares pursuant to the exercise of the Sand Dollar Warrants.

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

Item 6.  Selected Financial Data.

                                                                                     Year Ended
                                                                                    December 31,
                             1997           1996            1995            1994           1993
                             ----           ----            ----            ----           ----

Operations Data:

Revenues                    $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

  Net income               (775,559)     (1,329,395)      (1,081,027)     (1,126,315)    (1,598,342)
   (loss) before
   minority interest

Net income (loss)          (775,559)     (1,329,395)      (1,081,027)     (1,126,315)    (1,598,342)

Net income (loss)            (.01)          (.01)            (.01)           (.01)          (.02)
   per common share

Weighted average         133,568,000     118,022,000      111,306,000      98,292,000     93,384,000
   common shares
   outstanding

Balance Data
   Sheet:

Working capital            (945,859)       (949,254)        (538,102)       (576,101)    (2,844,085)
   (deficiency)

Total assets                 307,019          74,368          124,653          87,230         81,705

Long-term                      -0-             -0-              -0-             -0-            -0-
   liabilities

Accumulated             (13,217,678)    (12,442,119)     (11,112,724)    (10,103,503)    (9,196,610)
   (deficit)

Stockholders'              (886,167)       (885,241)        (432,880)       (558,679)    (2,825,458)
   equity
   deficiency



Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ----------------------------------------------

Results of Operations

     General
     -------

     From its organization in January 1986, Registrant has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. Registrant has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, Registrant has attributed $2,319,635 as expenditures for research and development, including $111,950 in 1997.

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

     Years Ended December 31, 1997, and December 31, 1996.

     There were no sales during either year. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

     Expenditures for research and development, including work performed by independent contractors was $116,950 in 1997 and $25,000 in 1996.

     General  and  administrative   were  $633,187  in  1997  as  compared  with
$1,291,082 in 1996. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1997 of $354,115 and 1996 of $332,315 have interest accruing at rates averaging from 6.07% to 8%.

Years Ended December 31, 1996, and December 31, 1995

     There were no sales during either year. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987.

     Expenditures for research and development including work performed by independent contractors were $25,000 in 1996. There were no such expenditures in 1995.

     General and administrative expenses were $1,291,082 in 1996 as compared to $1,170,119 in 1995. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Notes payable in 1996 of $332,315 and $147,815 in 1995 have interest accruing at rates ranging from 8% to 10%.


Liquidity and Capital Resources

     At December 31, 1997, the Registrant had a working capital deficiency of $945,859 and a stockholders' deficiency of $886,167.

     At December 31, 1996, Registrant had a working capital deficiency of $949,254 and a stockholders' deficiency of $885,241.

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

     During 1997, excluding issuance of shares for services, Registrant sold 5,714,285 shares to The Sand Dollar Solution, a California limited partnership, and an affiliate of the Registrant, at $.07 a share for aggregate proceeds of $400,000.

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

The Board also named an Executive Committee, composed of Marshall, Adair, Gropper, Sunnen and Hitt. The remaining Directors were Latino and Handel; however, during the Board meeting, Handel resigned from the Board, effective June 13, 1997 and Latino subsequently resigned from the Board in August 1997. The Board abolished the position of Chief Executive Officer - Administration, which had been established on April 30, 1997. The holder of the position, Arthur
P. Bergeron, remains Vice President, Treasurer and Chief Financial Officer of the Registrant. In November 1997, the Board abolished the position of Chief Operating Officer, held by Gropper, who remains a Director. The following table sets forth certain information concerning the Registrant's directors and officers, as of December 31, 1997.

                          Director  Officer   Positions with
Name                Age    Since     Since    Registrant
----                ---   --------  -------   --------------

Edwin G. Marshall   55     1997               Chairman of the Board

Milton G. Adair     65     1997       1997    President, Chief Executive Officer
                                              and Director

Gerard V. Sunnen    55     1997       1997    Secretary and Director

Arthur P. Bergeron  47     1992               Vice President, Chief Financial
                                              Officer

William M. Hitt     71     1997               Director

Kenneth Gropper     55     1995               Director


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


Item 11.  Executive Compensation.
          ----------------------

Directors Compensation

     None of the directors received any compensation for serving as a director in 1997.

Executive Compensation

     The following table sets forth the compensation paid by the Company for the 1995, 1996 fiscal years to Joseph S. Latino, the Company's President and Chief Executive Officer, in 1997 to Milton G. Adair, the Company's President and Chief Executive Officer, and to Arthur Bergeron, the Company's Vice President, Treasurer and Chief Financial Officer, and to certain others who served as officers during these periods.

                           Summary Compensation Table
                           --------------------------
                                                                      Long Term
                                        Annual Compensation         Compensation
                                        -------------------         ------------
Name and                                              Other
Principal                                             Annual
Position                       Year  Salary    Bonus  Compensation   Options #
--------                       ----  ------    -----  ------------   ---------

Joseph S. Latino, Ph.D, Pres-  1996  $180,000   - 0 -      (1)
ident and Chief Executive      1995  $180,000   - 0 -      (1)        3,000,000
Officer

Milton G. Adair,               1997  $200,000   - 0 -     - 0 -       3,000,0002
President and
Chief Executive Officer

Arthur P. Bergeron, Vice       1997  $72,000(3) - 0 -      (4)
President, Treasurer and       1996  $72,000(3) - 0 -                  1,500,000
Chief Financial Officer        1995  $72,000    - 0 -

Dr. Gerard V. Sunnen,          1997   - 0 -     - 0 -      (5)
Secretary, and Director of
Science

Kenneth Gropper, Chief         1997   - 0 -     - 0 -      (6)
Operating Officer

George Handel                  1997   -0-       - 0 -      (7)
Secretary

Employment Agreements

-------------------------------

    (1) In 1995 and 1996 Dr. Latino was reimbursed for certain automobile expenses and other business expenses, in the amounts of $33,222 and $45,642 respectively. In 1995 and 1996 the Company provided Dr. Latino with health insurance, paying premiums in the amounts of $9,438 and $10,380, respectively.

    (2) On December 16, 1997, Mr. Adair was granted options to purchase 3,000,000 shares of the Company's Common Stock pursuant to the Company's 1997 Qualified Stock Option Plan (the "Option Plan"). The options vest at the rate of 500,00 shares every six months and, once vested, may be exercised over a period of ten years at a price equal to the Common Stock's market value at the date of grant ($.06). The Option Plan will be submitted to a shareholder vote at the Company's 1997 annual meeting.6


    (3) In 1996, due to the Company's financial condition, Mr. Bergeron received only $36,000 to his salary. He has not received payment of his salary in 1997.

    (4) In 1995, 1996 and 1997 the Company provided Mr. Bergeron with health insurance, paying premiums in the respective amounts of $9,438, $10,380 and $2,595 (until April 18, 1997, when the Company's group health plan was cancelled).

    (5) Dr. Sunnen received a grant of (i) options to purchase 300,000 shares of the Company's common stock pursuant to the Option Plan for serving as the Company's Secretary and as its Director of Science; and (ii) 100,000 shares of the Company's common stock for serving as Director of Science.

    (6) Mr. Groper received an award of 500,000 shares of the Company's Common Stock and a grant of an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Option Plan for serving as the Company's Chief Operating Officer during part of 1997.

    (7) George Handel received an income of 750,000 shares by the Company's Common Stock for serving as the Company's Secretary in 1994, 1995 and 1996.

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

     The Company agreed to employ Arthur P. Bergeron, effective January 1, 1995, as its Chief Financial Officer, at a salary of $72,000 per annum, plus monthly expenses, for a one year period; provided, however, that this agreement shall remain in effect until terminated by either party in accordance with its terms. The Agreement continued in effect in 1996 and 1997. Mr. Bergeron's salary may be increased in the discretion of the Board of Directors. Mr. Bergeron is also to serve as the Chief Financial Officer of Medizone Canada Limited without additional compensation. Pursuant to this agreement, Mr. Bergeron is permitted to continue his private accounting practice. Mr. Bergeron will also receive health insurance from the Company and has been granted an option to purchase 1,500,000 shares of the Company's common stock, par value $.001, at a per share price of $.20. These options vest in annual increments of 500,000 shares on and after January 1 of each of 1996, 1997 and 1998, provided that Mr. Bergeron is still employed by the Company at that time. The agreement also provides for certain bonuses to be paid if the Company achieves certain financial results.

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

     Option Grants in Last Year Pursuant to Employment Agreement
     -----------------------------------------------------------

     The following table sets forth information as of December 31, 1997 regarding the outstanding options under the Company's employment agreements with its executive officers.

                                              Potential realizable value at Assumed
                                              Annual Rates of Stock Price Appreciation
                                              for Option.

                              Percent of Total
                              Options granted
           Number of          under
           Securities Under   Employment       Exercise      Expiration
Name       Option(1)          Agreements       Price ($/sh)  Date        5%($)  10%($)
----       ------             ----------       ------------  ----        -----  ------

Joseph S.  3,000,000             66.66%          $.20         (1)         (1)    (1)
Latino

Arthur P.  1,500,000             33.33%          $.20         (1)         (1)    (1)
Bergeron

     (1) Options were granted on January 1, 1995 pursuant to the Company's employment agreements with each of Dr. Latino (options for 3,000,000 shares) and Mr. Bergeron (options for 1,500,000 shares). The exercise price of the option is $.20. They vest fully on January 1, 1998 over the following vesting schedule, 33% on January 1, 1996, 33% on January 1, 1997 and 33% on January 1, 1998. They may be exercised for as long as Dr. Latino and Mr. Bergeron remain employed by the Company and for one year after the termination of Dr. Latino's and/or Mr. Bergeron's employment with the Company. As of January 1, 1995 (the date of grant), the average of the high and low bid price for the Company's common stock was approximately $.14. As of March , 1998, the average of the high and low bid price for the Company's common stock was approximately $. .


                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                        ---------------------------------

     The following table provides information on the value of the Company's named executive officers' unexercised options to purchase shares of the Company's common stock as of December 31, 1997.

                                    Number of Unexercised    Value of Unexercised
                                    Options at December 31,  in-the-money option at
                                    1997                     December 31, 1997 ($)(1)

            Shares                                                      Unex-
            Acquired on   Value     Exer-       Unexer-      Exerci-    erci-
Name        Exercise      Realized  cisable     cisable      sable      sable
----        -----------   --------  -------     -------      -------    ------

Joseph S.
Latino(2)    -0-           -0-      2,000,000   1,000,000     -0-        -0-

Arthur P.
Bergeron     -0-           -0-      1,000,000     500,000     -0-        -0-

(1) Fiscal year ended December 31, 1997. The average high and low bid of the Company's common stock at March __, 1998 was $_____.

(2)  Dr. Latino was terminated for cause on May 14, 1997.

                               BOARD OF DIRECTORS
                               ------------------
                                Edwin G. Marshall
                                  Milton Adair
                              Dr. Gerard V. Sunnen
                               Dr. William M. Hitt
                                 Kenneth Gropper

     Mr. Adair, an executive officer is a member of the Board of Directors and participates in deliberations concerning executive officer compensation, but does not vote on his own individual compensation. However, his participation in these deliberations may give rise to a conflict of interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

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

                             Number of Shares     Percentage of
Name and Address             Beneficially Owned   Total Outstanding
----------------             ------------------   -----------------


Arthur P. Bergeron               3,830,334(1)           2.76%
40 Grove Street
Wellesley, MA 02181

Kenneth Gropper                   660,0002              0.48%
129 Eagle's Nest Road
Lincoln, NH  03251

Edwin G. Marshall              74,098,3333             36.08%
P.O. Box 342
Stinson Beach, CA 94970

Milton G. Adair                    - 0 -(4)             - 0 -
2401 SouthFoot Hill Drive
Salt Lake City, Utah 04109

Dr. Gerard V. Sunnen            1,500,0005              1.08%
200 East 23rd Street
New York, NY 10016

------------------

(1) Includes (i) 544,167 shares held through the Bergeron Profit Sharing Plan; and (ii) 1,000,000 shares obtainable upon exercise of the option granted in Mr. Bergeron's employment agreement which vested on January 1, 1996 (500,000 shares) and January 1, 1997 (500,000 shares).

(2) Includes 500,000 shares registered in the name of his wife, but excludes options to purchase 100,000 shares of the Company's Common Stock granted pursuant to the Company's Option Plan which will be cancelled if the plan is not approved by the Company's shareholders.

(3) Includes: (i) an aggregate of 351,000 shares owned by Mr. Marshall's wife, son and mother; (ii) 6,571,428 shares owned by Sand Dollar, of which Mr. Marshall is the general partner; and (iii) options to purchase 66,761,905 shares owned by Sand Dollar.

(4) Does not include options to purchase 3,000,000 shares of the Company's common stock granted pursuant to the Company's Option Plan, which will be cancelled if the Option Plan is not approved by the shareholders.

(5) Includes 100,000 shares awarded as compensation for serving as Director of Science which were unissued at December 31, 1997, but does not include options to purchase 300,000 shares of the Company's common stock granted pursuant to the Company's Option Plan, which will be cancelled if the Option Plan is not approved by the shareholders.

                             Number of Shares     Percentage of
Name and Address             Beneficially Owned   Total Outstanding
----------------             ------------------   -----------------

Dr. William M. Hitt                - 0 -                - 0 -
4248 Palm Avenue
San Diego, CA 92154

All present directors            80,088,667             38.97%
and executive officers
as a group (6 persons)


Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

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


Issuance of Securities

     In May 1997, the Company issued 500,000 shares of the Company's common stock to each of Arthur P. Bergeron and Kenneth Gropper in consideration of their services as officers of the Company and 750,000 to George Handel in consideration of his services as the Company's Secretary. In December 1997, the Company awarded Dr. Gerard Sunnen 100,000 shares of common stock in consideration of his services as the Company's Director of Science. In December 1997, the Board of Directors voted to establish the Option Plan, which is to be submitted for shareholders approval at the 1997 annual meeting. Pursuant to the Option Plan, options to purchase shares of the Company's common stock were granted to Milton G. Adair (3,000,000 shares), Gerard V. Sunnen (300,000 shares) and Kenneth Gropper (100,000), which grants will be cancelled if the Option Plan is not approved by the shareholders. On September 23, 1997, Sand Dollar purchased 5,714,285 shares of the Company's common stock pursuant to the Sand Dollar Warrant, at a per share price of $.07, an aggregate of $400,000. On March ___, 1998, Sand Dollar purchased an additional 857,143 shares for $60,000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          Reports on Form 8-K
          ----------------------------------------

               (a) See Index to Consolidated Financial Statements and Schedules on Page F-1.

               (b)  See Index to Exhibits on page E-1.

               (c)  None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MEDIZONE INTERNATIONAL, INC.


                     By: s\Milton G. Adair
                         -------------------------------------
                         Milton G. Adair
                         President and Chief Executive Officer

Date:  January 28, 1998


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company, in the capacities shown and on the date indicated:



Date:  March 30, 1998        s/Milton G. Adair
                             ------------------------------------
                             Milton G. Adair, President
                             Chief Executive Officer and Director


Date:  March 30, 1998        s/Arthur P. Bergeron
                             ------------------------------------
                             Arthur P. Bergeron,
                             Vice President, Treasurer and
                             Chief Financial Officer


Date:  March 30, 1998        s/Edwin G. Marshall
                             ------------------------------------
                             Edwin G. Marshall, Director


Date:  March 30, 1998        s/Gerard V. Sunnen
                             ------------------------------------
                             Gerard V. Sunnen, Director


Date:  March 30, 1998        s/Kenneth Gropper
                             ------------------------------------
                             Kenneth Gropper, Director


Date:  March 30, 1998        s/William M. Hitt
                             ------------------------------------
                             William M. Hitt, Director

Exhibits and Financial Statement Schedules. The following Exhibits form a part of this Annual Report on Form 10-K.

Exhibit
Number    Description of Exhibit
------    ----------------------

2         Agreement and Plan of Reorganization dated March 12, 1986.(2)

3(a)      Articles of Incorporation of Registrant.(2)

3(b)      By-laws of Registrant.(2)

3(c)      Articles of Amendment to Registrant's Articles of Incorporation.(3)

10(a)     Patent Agreement, dated February 26, 1987.

10(b) Assignment of Distributor Agreement by Terrence O. McGrath to Medizone Delaware, dated February 4, 1986, and Distributor Agreement between Terrence O. McGrath and Dr. J. Hansler GmbH, dated September 25, 1985.(3)

10(c) Letter confirmation and Protocol, dated June 2, 1986, by Registrant with regard to research to be conducted by the State University of New York at Syracuse.(2)

10(d)     Consulting  Agreement  between  P.J.  Watrous  &  Co.,  Inc.  and  the
          Registrant.(2)

10(f)     Consulting   Agreement   between   Jeffrey  Freed,   MD,  PC  and  the
          Registrant.(2)

10(g)     Consulting Agreement between Joseph Latino, PhD and the Registrant.(2)

10(h)     Consulting Agreement between Susan Golden, RN and the Registrant.(2)

10(i)     Stock Option of Joseph Latino.(2)

10(j)     Stock Option of Jeffrey Freed.(2)

10(k)     Stock Option of Susan Golden.(2)

10(l)     Stock Option of Hubert Weinberg.(2)

10(m)     Agreement dated June 16, 1987, between Registrant and Oliver Grace.(5)

10(n)     Agreement dated June 26, 1987, between Registrant and John Grace.(5)

10(o)     Agreement dated June 26, 1987, between Registrant and Oliver Grace.(5)

10(p) Agreement dated June 30, 1987, by and among Registrant and John C. Black, Dr. Gerard V. Sunnen and Dr. Priyakant S. Doshi.(5)

10(q)     License Agreement with MCL Medizone Canada Ltd. dated November 18,
          1987.(5)

10(r) Agreement dated October 1988 by and among Immunologics, Limited Partnership, John M. Kells, Y. C. Zee, David C. Bolton and Medizone International, Inc.(6)

10(s) Form of Stock Purchase Agreement between Registrant and individuals who purchased Shares from Registrant.(7)

10(t) Letter agreement between Registrant and Rebus Oil Co., Ltd. dated July 28, 1992.(8)

10(u) Letter of understanding between Registrant and the RMB Group of Boston dated August 10, 1992.(8)

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

10(cc)    Consulting  Agreement  with  Roger  Shelley  dated  as of  January  1,
          1993.(9)

10(dd) Consulting Agreement with Jeannette Arsenault dated as of January 1, 1993.(9)

10(ee) Loan Agreements between Registrant and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes).(9)

10(ff) Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993.(9)

10(gg) Letter Agreement dated March 23, 1993 between Registrant and the Italian Scientific Society.(10)

10(hh)    Contract between Registrant and Capmed USA.(10)

10(ii) Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous.(11)

10(jj) Agreement made as of January 1, 1995, between Medizone International, Inc. and Joseph S. Latino.(11)

10(kk) Agreement made as of January 1, 1995 between Medizone International, Inc. and Arthur P. Bergeron.(11)

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

10(qq) Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995.(12)

10(rr) Lease Agreement between Medizone International, Inc. and Linmar L.P., dated January 17, 1996.(13)

10(ss)    Agreement  between  Medizone  International,   Inc.  and  Multiossigen
          S.r.l., dated as of September 13, 1996.(14)

10(tt) Agreement between Medizone International, Inc. and JRH Biosciences, Inc., dated April 17, 1997.(15)

10(uu)    Lease  Agreement  between  Medizone   International   Inc.  and  Eagle
          Overlook, L.C., made on September 23, 1997.(16)

16        Letters re: change in certifying accountants.(11)

--------------------

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

                  MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARY
                          (A Development Stage Company)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 for the years ended December 31, 1996 and 1995
                                     -------


                                   Page Number

Report of Andersen Andersen and Strong, L.C.,
  Independent Accountants

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



Salt Lake City, Utah
January 7, 1998                             s\ANDERSEN ANDERSEN AND STRONG, L.C.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                                                            1996              1995
                                                                           ------            ------
CURRENT ASSETS
   Cash and cash equivalents                                     $          3,579     $        -
   Prepaid expenses and advances                                            6,776             19,431
                                                                  ---------------         ----------

         Total Current Assets                                              10,355             19,431
                                                                  ---------------         ----------

FIXED ASSETS
   Office equipment                                                        14,665              4,663
   Furniture and fixtures                                                   2,711              2,711
                                                                 ----------------         ----------
                                                                           17,376              7,374
   Less accumulated depreciation                                            8,308              5,401
                                                                 ----------------         ----------
                                                                            9,068              1,973
                                                                 ----------------         ----------
OTHER ASSETS
   Investment in affiliate (Note 1)                                        -                   -
   Receivable from affiliate (Note 1)                                      48,947             48,947
   License agreement (Note 5)                                              -                   -
   Organization costs (net of accumulated amortization
      of $5,520)                                                           -                   -
   Deposits (Note 6)                                                        5,998              54,302
                                                                 ----------------          ----------
                                                                 $         74,368       $     124,653
                                                                 ================       =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Checks issued in excess of deposits                                     -            $      1,760
   Accounts payable                                                       455,885            315,972
   Accrued liabilities                                                    171,409             91,986
   Notes payable (Note 10)                                                332,315            147,815
                                                                    -------------         ----------
         Total Current Liabilities                                  $     959,609       $    557,533
                                                                     ------------         ----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)                        -           $       -

REDEEMABLE COMMON STOCK (Note 13)                                           -                   -
                                                                    -------------       ------------

MINORITY INTEREST (Note 9)                                                  -                 -

STOCKHOLDERS'  DEFICIENCY  (Notes  1,  2,  3,
   7,  8, 9 and  11)  Common  stock,
   authorized 250,000,000 shares, par value
      $.001 per share; issued and outstanding 130,051,613
      and 120,123,359 shares for 1996 and 1995, respectively        $     130,052       $    120,123
   Common stock subscribed                                                  3,090              5,047
   Additional paid-in capital                                          11,423,736         10,554,674
   Deficit accumulated during development stage                       (12,442,119)       (11,112,724)
                                                                      -----------        -----------

         Total Stockholders' Deficiency                                  (885,241)          (432,880)
                                                                    -------------        -----------
                                                                    $      74,368       $    124,653
                                                                    =============        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             From the Date
                                                                                                             of Inception
                                                                                                             (January 31,
                                                                                                            1986) through
                                                                 For the Years Ended December 31             December 31,
                                                            1996              1995              1994             1996
                                                           ------            ------            ------           ------
                                                                                                              (restated)


SALES                                                  $          -       $      -          $     -        $       133,349
                                                        -------------      ------------      -----------    --------------

COSTS AND EXPENSES

   Cost of sales                                              -                  -                -                103,790
   Research and development expenses                           25,000            -                -              2,202,685
   General and administrative expenses                      1,291,082         1,170,119        1,118,246         9,084,534
   Compensation under stock options
      (Note 8)                                                -                  -                -                872,894
   Interest expense                                            13,313            10,908            8,075           744,902
   Other (income) and expense, net                            -                  -                      (6)         16,018)
                                                        -------------      ------------      -----------    --------------

                                                            1,329,395         1,181,027        1,126,315        12,992,787
                                                        -------------      ------------      -----------    --------------

Net loss before extraordinary gain and                     (1,329,395)       (1,181,027)      (1,126,315)      (12,859,438)
   minority interest
Extraordinary gain on  sale of investment in
   subsidiary (Note 1)                                        -                 100,000             -              100,000
                                                        -------------      ------------      -----------    --------------
Net loss before minority interest                          (1,329,395)       (1,081,027)      (1,126,315)      (12,759,438)
Minority interest in loss                                     -                  -                  -               26,091
Prior period adjustment (Note 11)                             -                  -                  -              291,228
                                                        -------------      ------------      -----------    --------------

Net loss                                                $  (1,329,395)      $(1,081,027)    $( 1,126,315)     $(12,442,119)
                                                        -------------      ------------      -----------    --------------

Weighted average number of shares outstanding             118,022,000       111,306,000       98,292,000        80,003,000
                                                        =============      ============     ============    ==============

Net loss per share                                      $       (0.01)$           (0.01)    $      (0.01)   $        (0.16)
                                                        =============      ============      ===========     =============


The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
     From the Date of Inception (January 31, 1986) through December 31, 1996


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Medizone - Delaware
Initial capitalization of Medizone-Delaware (no
   par value), February 1986, ($10.21 per share)   $      882   $  9,000  $   -     $   -     $   -     $   -
Shares of Medizone-Delaware (no par value)
   issued for cash, March 1986 ($22.58 per share)          50      1,129      -         -         -         -
                                                   ----------    -------   -------   -------   -------   -------

                                                          932     10,130  $   -     $   -     $   -     $   -
                                                   ==========    =======   =======   =======   =======   =======
Medizone - Nevada (formerly Madison
   Funding Inc.)
Existing shares of Medizone-Nevada (formerly
   Madison Funding, Inc.) (par value
   $.001 per share)                                 5,500,000   $  5,500      -     $139,998  $   -     $   (310)
Exchange of 932 shares of Medizone-Delaware
    for shares of Medizone-Nevada resulting
    in a reverse merger, March 1986                37,500,000     10,130      -         -         -         -
Reallocation of paid-in capital to par value
   due to recapitalization as a result of
   reverse merger                                        -        27,370      -      (27,370)     -         -
                                                   ----------    -------   -------   -------   -------   -------

Balance after reverse merger, March 1986
   (par value $.001 per share)                     43,000,000     43,000      -      112,628      -         (310)


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

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Shares issued for services, July 1986
    ($.10 per share)                                 50,000    $    50  $    -     $  4,950  $   -       $    -
Shares issued for warrants, August through
   October 1986 ($.10 per share)                  7,814,600      7,815       -      773,645      -            -
Stock issuance cost in connection
   with shares issued for warrants
Stock option compensation expense (Note 8)                                         (105,312)     -            -
Net loss for the year ended
   December 31, 1986                                   -          -          -         -       223,521     (795,758)
                                                 ----------     ------   --------   -------   --------     --------

Balance, December 31, 1986                       50,864,600     50,865       -      785,911    223,521     (796,068)

Shares issued for warrants, January 1987
   ($.10 per share)                                   2,600          2       -          257       -           -
Shares issued for patent, March 1987
   ($.69375 per share)                            1,000,000      1,000       -      692,750       -           -
Shares issued for cash, June 1987
   (from $.10 to $.25 per share)                    950,000        950       -      149,050       -           -
Shares issued for services, June and July 1987
   (from $.10 to $.25 per share)                    203,167        203       -       24,314       -           -
Stock option compensation expense relating to
   option exercised in August 1987                     -          -          -         -       338,551        -
Option exercised, August 1987 ($.001 per share)     250,000        250       -      437,250   (437,250)       -



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

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Adjustment to accrued stock option compensation
   (Note 8)                                                    $   -    $   -      $   -     $   -      $   510,527

Net loss for the year ended December 31, 1987          -           -        -          -         -       (2,749,400)
                                                  ----------    -------  ---------  ---------  --------  ----------
Balance, December 31, 1987                        53,270,367     53,270     -       2,089,532   685,349  (3,545,468)

Options exercised, January 1988
   ($.001 per share)                                 200,000        200     -          99,800   (99,800)       -
Shares issued for cash, September 1988
   ($.08 per share)                                1,000,000      1,000     -          79,000      -           -
Shares issued for services
   (from $.10 to $.25 per share)                      35,000         35     -           7,965      -           -
Adjustment to accrued stock option
   compensation (Note 8)                                -          -        -            -     (584,599)       -
Issuances of shares by subsidiaries                     -          -        -         174,126      -           -
Net loss for the year ended December 31, 1988            -         -        -            -         -       (714,347)
                                                  ----------    -------  ---------  ---------  --------  ----------

Balance, December 31, 1988                        54,505,367     54,505     -       2,450,423       950  (4,259,815)

Shares issued for services
   (from $.10 to $.19 per share)                     261,889        262     -          46,363      -          -


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


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Shares issued for cash
   (from $.03 to $.10 per share)                  5,790,000    $  5,790 $   -      $  285,710 $   -     $     -
Shares issued for notes, accrued liabilities and
   services (from $.06 to $.24 per share)         4,749,532       4,750     -         578,978     -           -
Options exercised ($.16 per share)                  375,000         375     -          59,125 (59,125)        -
Adjustment to accrued stock option compensation        -           -        -            -     58,175         -
Net loss for the year ended December 31, 1989           -          -        -            -        -        (862,051)
                                                  ----------    -------  ---------  ---------  --------  ----------
Balance, December 31, 1989                        65,681,788     65,682     -       3,420,599     -      (5,121,866)


Shares issued for services ($.10 share)              880,000        880     -          87,120     -           -
Shares issued for cash
   (from $.03 to $.05 per share)                   4,250,000      4,250     -         175,250     -           -
Shares issued for notes and accrued liabilities
   (from $.055 to $.10 per share (Note 7)          2,422,727      2,423     -         137,577     -           -
Adjustment to accrued stock option compensation         -          -        -            -      6,000         -
Issuance of shares by subsidiaries (Note 9)             -          -        -         100,000     -           -
Net loss for the year ended December 31, 1990           -          -        -            -        -        (606,309)
                                                  ----------    -------  ---------  ---------  --------  ----------

Balance, December 31, 1990                        73,234,515     73,235     -       3,920,546   6,000    (5,728,175)

Shares issued for services
   (from $.15 to $.20 per share)                     425,000        425     -          72,075     -           -
Shares issued for cash
   (from $.036 to $.20 per share)                  4,366,667      4,366     -         305,634     -           -

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

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Options exercised
   (from $.22 per share to $.93 per share)           450,000   $    450  $   -     $  204,050 $(204,050) $     -
Adjustment to accrued stock option compensation         -                    -           -      324,800        -
Sale of subsidiary's stock (Note 9)                     -                    -           -        5,000        -
Net loss for the year ended December 31, 1991           -                    -           -         -     (1,220,152)
                                                  ----------    -------  ---------  ---------  --------  ----------

Balance, December 31, 1991                        78,476,182     78,476      -      4,507,305   126,750  (6,948,327)

Shares issued for services ($.20 per share)          151,500        152      -         30,148      -           -
Shares issued for accrued liabilities
   ($.15 per share)                                  250,000        250      -         37,250      -           -
Shares issued for cash(from $.15-$.20 per share)  $2,702,335      2,702      -        427,648      -           -
Shares in settlement of advances from and amounts
   due to stockholder ($.10 per share)            13,118,619     13,119      -        800,248      -           -
Options exercised ($.50 per share)                   250,000        250      -        124,750  (124,750)       -
Adjustment to accrued stock option compensation         -          -         -           -       (2,000)       -
Sale of subsidiary's stock (Note 9)                     -          -         -         81,100      -           -
Net loss for the year ended December 31, 1992           -          -         -           -         -       (649,941)
                                                  ----------    -------  ---------  ---------  --------  ----------

Balance, December 31, 1992                        94,948,636     94,949      -      6,008,449      -     (7,598,268)

Cancellation of shares previously issued in
   settlement of advances from and amounts
   due to stockholder ($.062 per share)          (13,118,619)   (13,119)     -       (800,248)     -           -



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

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                  Additional  Accrued      During
                                                             Common Stock          Paid-in  Stock Option Development
                                                   ------------------------------- Capital  Compensation    Stage
                                                     Shares    Amount   Subscribed -------  ------------ -----------
                                                     ------    ------   ----------
Shares issued for services
   (from $.10 to $.46 per share)                    5,347,219  $  5,347 $   -      $  542,859 $    -     $     -
Shares issued for cash
   (from $.15 to $.20 per share)                    1,471,666     1,472     -         269,528      -           -
Shares subscribed ($.10 per share)                       -         -       2,619      259,296      -           -
Net loss for the year ended December 31, 1993            -         -        -            -                (1,598,342)
                                                   ----------   ------- ---------  ----------  --------    ----------

Balance, December 31, 1993                         88,648,902    88,649    2,619    6,279,884      -      (9,196,610)

Shares issued for services ($.10 per share)         1,431,590     1,431     -         141,727      -            -
Shares subscribed ($.10 per share)                       -         -       9,552      945,682      -            -
   indebtedness ($.10 per share)                         -         -         417       41,234      -            -
Shares subscribed for cancellation of
   indebtedness to former management
    ($.18 per share) (Note 2)                            -         -      11,250    2,022,379      -            -
Issuance of subscribed stock                       10,384,900    10,385  (10,385)        -         -            -
Issuance of shares to certain prior purchasers
   of common stock in recognition of disparity
   in purchase price in contemporaneous offering    1,125,834     1,126     -          (1,126)     -            -

Prior period adjustment (Note 11)                        -          -       -            -         -            -

Net loss for the  year ended December 31, 1994           -          -       -            -         -            -
                                                   ----------   -------  ---------  ---------  --------   ----------

Balance, December 31, 1994                        101,591,226   101,591   13,453    9,429,780      -     (10,103,503)


The accompanying notes are an integral part of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS
                  EQUITY (Continued) From the Date of Inception
                  (January 31, 1986) through December 31, 1996



Deficit

Accumulated

                                                                                          Additional         Accrued        During
                                                               Common Stock                Paid-In         Stock Option  Development
                                                       Share      Amount    Subscribed     Capital         Compensation     Stage
                                                       -----      ------    ----------    ----------       ------------  -----------
Redeemable common shares converted to common
   stock (Note 13)                                     200,000   $    200   $   -       $     39,800       $    -        $     -
Shares issued for services ($.10 per share)          2,050,000      2,050       -            202,950            -              -
Issuance of subscribed stock                        17,524,860     17,524    (17,524)           -               -              -
Cancellation of common shares issued to former
   management (Note 7)                              (1,242,727)    (1,242)      -            (70,563)           -              -
Shares subscribed ($.10 per  share)                       -          -         9,118         902,707            -              -
Prior period  adjustment (Note 11)                        -          -          -               -               -            71,806
Sales of stock in subsidiary  (Notes 1 and 7)             -          -          -             50,000            -              -
Net loss for the year ended December 31, 1995             -          -          -               -               -        (1,081,027)
                                                   -----------   --------     ------      ----------        --------    -----------

Balance, December 31, 1995                         120,123,359    120,123      5,047      10,554,674            -       (11,112,724)
Shares issued for cash ($.10 per share)                100,000        100       -              9,900            -              -
Shares issued for services ($.10 per share)          1,415,875      1,416       -            140,171            -              -
Issuance of subscribed stock                         8,412,379      8,413     (8,413)           -               -              -
Shares subscribed ($.11 per share)                        -          -         6,456         718,991            -              -
Net loss for the year ended December 31, 1996             -          -          -               -               -        (1,329,395)
                                                   -----------   --------     ------      ----------        --------    -----------
Balance, December 31, 1996                         130,051,613  $ 130,052    $ 3,090     $11,423,736       $    -      $(12,442,119)
                                                   ===========   ========     ======      ==========        ========    ===========


The accompanying notes are an integral part of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  From the Date
                                  of Inception
                               (January 31, 1986)


                                                                                         From the Date
                                                                                          of Inception
                                                                                       (January 31, 1986)
                                                  For the Years Ended December 31,           through
                                                 ----------------------------------
                                                  1996           1995          1994     December 31, 1996
                                                 ------          ----          ----     -----------------
                                                                                           (restated)

OPERATING ACTIVITIES


   Net loss                                                 $(1,329,395)  $(1,081,027)    $(1,126,315)
$(12,442,119)
   Prior period adjustment                          -                         219,422            -
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of stock for services             141,587        205,000       143,158       1,312,893
      Subscription of stock for services            -            13,380          -             13,380
      Compensation - stock options                  -              -             -            924,975
      Write-off of license agreement                -              -             -                  2
      Write off of patent                           -              -             -            693,750
      Depreciation and amortization                2,907          1,148         1,205          21,084
      Minority interest in loss                     -              -             -            (26,091)
   Changes in assets and liabilities:
      Current and other assets                    12,655        (64,138)          160         (55,723)
      Accounts payable                           139,913       (115,474)       11,215         662,074
      Accrued liabilities                         79,423         15,338      (214,189)        228,194
                                               ---------      ---------       -------       ---------

Net Cash Used in Operating Activities           (952,910)    (1,025,773)     (965,344)     (8,667,581)
                                               ---------      ---------       -------       ---------

INVESTMENT ACTIVITIES

   Additions to organization costs               (10,002)          -             -             (8,904)
   Additions to fixed assets                        -              -             -            (21,247)
   Additions to deposits                          48,304           -             -             (5,998)
                                               ---------      ---------   -------------     ---------

Net Cash Provided by (Used in)                    38,302           -             -            (36,149)
                                               ---------      ---------   -------------     ---------
 Investment Activities
FINANCING ACTIVITIES

   Issuance of stock for cash                     10,000           -             -          1,877,977
   Stock issuance cost                              -              -             -           (105,312)
   Exercise of warrants                             -              -             -            781,719
   Exercise of stock options                        -              -             -              1,525
   Sale of stock of subsidiary                      -            50,000          -            421,847
   Proceeds of long-term debt                       -              -             -            191,657
   Proceeds of notes payable                                       -           37,000         283,665
   Payment of notes payable                         -              -          (20,000)       (189,150)
   Redeemable common stock                          -              -             -             40,000
   Increase in minority interest              $     -         $    -       $     -         $   14,470

The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                         From the Date
                                                                                          of Inception
                                                                                       (January 31, 1986)
                                                  For the Years Ended December 31,           through
                                                 ----------------------------------
                                                  1996           1995          1994     December 31, 1996
                                                 ------          ----          ----     -----------------
                                                                                           (restated)


FINANCING ACTIVITIES (continued)-

   Common stock subscribed                     $ 725,447    $  898,445    $  955,234     $4,804,515
   Increase in notes payable                     184,500        50,000          -           584,396
                                                --------     ---------     ---------      ---------

Cash Provided by Financing Activities            919,947       998,445       972,234      8,707,309
                                                --------     ---------     ---------      ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                5,339       (27,328)        6,890          3,579

  Cash and cash equivalents, beginning of        (1,760)       25,568         18,678            -
                                                --------     ---------     ---------      ---------
    year

   Cash and cash equivalents, end of year       $  3,579    $   (1,760)    $  25,568      $   3,579
                                                 =======     =========      ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

   Cash paid for interest                       $   -       $     -        $   1,397      $  26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
   ACTIVITIES

   Conversion of notes payable to stock         $   -       $     -       $2,075,280     $2,091,980
   Conversion of long-term debt to stock            -             -             -           191,658
   Conversion of accrued liabilities to stock       -             -             -           258,689
   Conversion of accounts payable to stock          -             -             -             4,285
   Conversion of due to stockholders to stock       -             -             -         1,103,263
   Issuance of stock for license agreement          -             -             -                 2
   Issuance of stock for patent                     -             -             -           693,750
   Cancellation of stock for reinstatement of
      due to stockholders                           -             -             -           813,367
   Conversion of redeemable common stock to
      common stock                                  -           40,000          -            40,000


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

Formation of  Joint Venture Subsidiary
--------------------------------------

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
                                                               Medizone
                                        Medizone              New Zealand
                                   International, Inc.          Limited
                                   -------------------        -----------

Initial license                          50%                      50%

Subsequent license
fees up to $500,000                      50%                      50%

Subsequent license fees
between $500,000 and $750,000            75%                      25%

Subsequent license fees in
excess of $750,000                       85%                      15%

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

Stock-Based Compensation
------------------------

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

Estimates and Assumptions
-------------------------

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

Patent (continued)
------

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

            Year Ended
            December 31,                            Amount
            ------------                            ------


               1997                               $  5,746
               1998                                 23,214
               1999                                 24,144
               2000                                 18,649

               Total                              $ 71,753

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

The following is a summary of option transactions:

                                                                Weighted Average
Fixed Options                               Shares               Exercise Price

Balance - January 1, 1995                      -                 $      -
Granted - Employees                            -                        -
Exercised                                      -                        -
Forfeited                                      -                        -
                                                                  -----------
Balance - December 31, 1995                    -                        -
Granted - Employees                       4,500,000                     .20
Exercised                                      -                         -
Forfeited                                      -
                                                                  -----------
Balance - December 31, 1996               4,500,000
                                          =========
Exercisable at December 31, 1996          1,500,000
                                          =========
Weighted-average fair value of options
   granted during the year               $     .16
                                          =========

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                      Outstanding Options                    Exercisable Options
------------------------------------------------------------ -------------------

                          Weighted
                          Average      Weighted                   Weighted
Range of     Number       Remaining    Average   Number           Average
Exercisable  Outstanding  Contractual  Exercise  Exercisable      Exercise
Prices       12/31/96     Life         Price     at 12/31/96      Price
-----------  -----------  -----------  --------  -----------      --------

$.20          4,500,00      3 years      $.20     1,500,000         $.20

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1996 would have increased by $242,387, and the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                      1996
                                                     ------
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

10.   NOTES PAYABLE

Short-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                                       1996         1995
                                                                                     --------     --------
Notes payable to ten stockholders, due on demand, plus interest at 10% per annum
   (in arrears).  The Company is obligated to accept the rate at face value plus accrued  interest as partial  payment for shares the lender may purchase from the Company upon exercise of the lender's option to acquire
   shares from the Company.                                                           $60,815      $60,815

Notes payable to directors  totaling $28,000 and a note payable to a third party in the  amount  of  $9,000,  due on April 22,  1995  (principal  and  accrued interest in arrears as of report date),  plus interest  ranging from 8% to 9%
   per annum.  Each lender has the right to convert any portion of the principal and  interest  into common  stock at a price per share equal to the price per
   share under the most recent private placement transaction.                          37,000       37,000

Notes payable to  directors  and a family  member of a director,  due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report  date),  plus  interest at 8% per annum.  The Company has the right to repay  the  loans  with  restricted  stock at $.10 per  share if  alternative
   financings do not occur.                                                           194,500       50,000

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   NOTES PAYABLE (continued)-

   Note payable to  individual,  due on December 2, 1996  (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The
   Company has the right,  on or after the  payment due date,  to repay the loan
   with restricted shares valued at $.05 per share.                                    40,000         -
                                                                                     --------     --------

         Total short-term debt                                                      $ 332,315    $ 147,815
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

The effect of these restatements is as follows:

                                             Three Months Ended
------------------------------------------------------------------------------------------------------
               December 31, 1991  March 31, 1992  June 30, 1992  September 30, 1992  December 31, 1992
               -----------------  --------------  -------------  ------------------  -----------------
Net loss:
   Previously
   reported       $1,215,200       $ 151,930        $ 173,496        $ 147,905           $  89,510
   Adjustment          5,000          24,555             -              24,470              32,075
                   ---------        --------         --------         --------            --------

As adjusted       $1,220,200       $ 176,485        $ 173,496        $ 172,375           $ 121,585
                   =========        ========         ========         ========            ========

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                      From the Date of Inception
                                                      (January 31, 1986) through
                                                           December 31, 1996
                             1996           1995           1994     (Cumulative)
                             ----           ----           ----     ------------
Current tax expense     $     -        $     -        $     -       $    -
Deferred tax expense          -              -              -            -
                         ------------   ------------   ----------    ----------

Income tax expense      $     -        $     -        $     -       $    -
                         ============   ============   ==========    ===========

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                             1996           1995           1994       Cumulative
                             ----           ----           ----       ----------
Taxes at U.S. Federal
Statutory rate          $     -        $     -        $     -        $    -
State income taxes            -              -              -             -
                         ------------   ------------   ----------     ----------

                        $     -        $     -        $     -        $    -
                         ============   ============   ==========     ==========

At December 31, 1996 and 1995, deferred tax assets (liabilities) consisted of the following:

                                                    1996                 1995
                                                   ------               ------
Current deferred tax liabilities              $      -            $       -
Noncurrent deferred tax liabilities                  -                    -
Current deferred tax assets                      1,651,738            1,470,725
Noncurrent deferred tax assets                       -                    -
Valuation allowance                             (1,651,738)          (1,470,725)
                                                ----------           ----------
                                              $      -            $       -
                                               ===========           ===========

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Medizone Canada Limited

We have audited the consolidated balance sheets of Medizone Canada Limited and subsidiary (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, and the period November 18, 1987 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone Canada Limited and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and the period November 18, 1987 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since its inception (November 18, 1987), the Company has been in the development stage and has suffered recurring losses from operations and is dependent on its majority stockholder to provide funds to continue operations, the continuation of the majority stockholder as a going concern is dependent upon the majority stockholder obtaining additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
November 14, 1997