Form 10-K/A
period 1997-12-31
MEDIZONE INTERNATIONAL INC
filed 1998-04-13
CIK 753772

Item 5 and Item 8 were subjects of a Form 12b-25
                      and are now included in this report



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K/A

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. Yes No X

     The aggregate market value of voting common stock held by non-affiliates of the Registrant was $65,789,197 on March 30, 1998, based on the average bid and asked prices of such stock as reported in the NASD OTC Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

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

     On March 30, 1998, according to the NQB Non-NASDQ Price Report furnished by the National Quotation Bureau, there were approximately 18 marketmakers in the Company's shares, with a high bid for the shares of $.1055 and a low bid of $.05. Such prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

     Shown below is information obtained from the National Quotation Bureau, indicating the high bid and low bid prices for a share of the Company's common stock at the end of each of the four calendar quarters of fiscal 1996 and 1997, representing prices between dealers which do not include retail markup, markdown or commission. They do not reflect actual transactions.

                                    Bid Price
                                    ---------
                           Calendar Period           High               Low
                           ---------------           ----               ---

         1996              First Quarter             .10               .075
                           Second Quarter            .17               .11
                           Third Quarter             .15               .10
                           Fourth Quarter            .125              .075

         1997              First Quarter             .085              .01
                           Second Quarter            .0825             .05
                           Third Quarter             .105              .085
                           Fourth Quarter            .10               .065

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