Form 10-K/A
period 1997-12-31
MEDIZONE INTERNATIONAL INC
filed 1998-04-28
CIK 753772

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

                          MEDIZONE INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Andersen, Andersen & Strong, Independent
Certified Public Accountants.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows.......................................F-12

Notes to Consolidated Financial Statements..................................F-14



                               INDEX TO SCHEDULES

                                  None Required

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
  Medizone International, Inc.

We have audited the consolidated balance sheets of Medizone International, Inc. and subsidiaries (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, and the period January 31, 1986 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, and the period January 31, 1986 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

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

Salt Lake City, Utah
March 19, 1998

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                                                               1997            1996
                                                                                              ------          ------
CURRENT ASSETS
   Cash and cash equivalents                                                             $    138,173    $      3,579
   Prepaid expenses and advances                                                                9,154           6,776
                                                                                          -----------     -----------

         Total Current Assets                                                                 147,327          10,355
                                                                                          -----------     -----------

FIXED ASSETS
   Office equipment                                                                             2,301          14,665
   Furniture and fixtures                                                                       6,307           2,711
                                                                                          -----------     -----------
                                                                                                8,608          17,376
   Less accumulated depreciation                                                                 (340)         (8,308)
                                                                                          -----------     -----------
                                                                                                8,268           9,068
                                                                                          -----------     -----------
OTHER ASSETS
   Investment in affiliate (Note 1)                                                              --              --
   Receivable from affiliate (Note 1)                                                          48,947          48,947
   License agreement (Note 5)                                                                    --              --
   Organization costs (net of accumulated amortization
      of $5,520)                                                                                 --              --
   Deposits (Note 6)                                                                            2,477           5,998
                                                                                          -----------     -----------
                                                                                         $    207,019    $     74,368
                                                                                          ===========     ===========


                                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                                                      $    517,011    $    455,885
   Accrued liabilities                                                                        222,060         171,409
   Notes payable (Note 10)                                                                    354,115         332,315
                                                                                          -----------     -----------

         Total Current Liabilities                                                          1,093,186         959,609
                                                                                          -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 6 and 13)                                             --              --

REDEEMABLE COMMON STOCK (Note 13)                                                                --              --
                                                                                          -----------     -----------

MINORITY INTEREST (Note 9)                                                                       --              --

STOCKHOLDERS' DEFICIENCY (Notes 1, 2, 3, 7, 8, 9 and 11)
   Common stock, authorized 250,000,000 shares, par value
      $.001 per share; issued and outstanding 136,887,629
      and 130,051,613 shares for 1997 and 1996, respectively                                  136,888         130,052
   Common stock subscribed                                                                      5,714           3,090
   Additional paid-in capital                                                              12,188,909      11,423,736
   Deficit accumulated during development stage                                           (13,217,678)    (12,442,119)
                                                                                          -----------     -----------

         Total Stockholders' Deficiency                                                      (886,167)       (885,241)
                                                                                          -----------     -----------

                                                                                         $    207,019    $     74,368
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  From the Date
                                                                                                                  of Inception
                                                                                                                  (January 31,
                                                                                                                  1986) through
                                                                       For the Years Ended December 31,            December 31,
                                                                  ------------------------------------------
                                                                  1997               1996               1995           1997
                                                                 ------             ------             ------         ------
                                                                                                                    (restated)


SALES                                                      $        --      $        --      $        --      $     133,349

COSTS AND EXPENSES

   Cost of sales                                                    --               --               --            103,790
   Research and development expenses                             116,950           25,000             --          2,319,635
   General and administrative expenses                           633,187        1,291,082        1,170,119        9,717,721
   Compensation under stock options
      (Note 8)                                                      --               --               --            872,894
   Interest expense                                               28,764           13,313           10,908          773,666
   Other (income) and expense, net                                (3,342)            --               --            (19,360)

                                                                 775,559        1,329,395        1,181,027       13,768,346

Net loss before extraordinary gain and minority interest        (775,559)      (1,329,395)      (1,181,027)     (13,634,997)
Extraordinary gain on  sale of investment in
   subsidiary (Note 1)                                              --               --            100,000          100,000
Net loss before minority interest                               (775,559)      (1,329,395)      (1,081,027)     (13,534,997)
Minority interest in loss                                           --               --               --             26,091
Prior period adjustment (Note 11)                                   --               --               --            291,228

Net loss                                                   $    (775,559)   $  (1,329,395)   $  (1,081,027)   $ (13,217,678)

Weighted average number of shares outstanding                133,568,000      118,022,000      111,306,000       84,623,000

Net loss per share                                         $       (0.01)   $       (0.01)   $       (0.01)           (0.16)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           During
                                                             Common Stock                     Paid-in    Stock Option    Development
                                                         --------------------
                                                         Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                         ------        ------    ----------   -------    ------------       -----

Initial capitalization of Medizone-Delaware (no
   par value), February 1986, ($10.21 per share)            882   $     9,001   $   --     $      --      $    --     $      --
Shares of Medizone-Delaware (no par value)
   issued for cash, March 1986 ($22.58 per share)            50         1,129       --            --           --            --

                                                            932   $    10,130   $   --     $      --      $    --     $      --

Medizone - Nevada (formerly Madison
   Funding Inc.)
Existing shares of Medizone-Nevada (formerly
   Madison Funding, Inc.) (par value
   $.001 per share)                                   5,500,000   $     5,500   $   --     $   139,998    $    --     $      (310)
Exchange of 932 shares of Medizone-Delaware
    for shares of Medizone-Nevada resulting
    in a reverse merger, March 1986                  37,500,000        10,130       --            --           --            --
Reallocation of paid-in capital to par value
   due to recapitalization as a result of
   reverse merger                                          --          27,370       --         (27,370)        --            --

Balance after reverse merger, March 1986
    (par value $.001 per share)                      43,000,000        43,000       --         112,628         --            (310)


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional     Accrued       During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----

Shares issued for services, July 1986
    ($.10 per share)                                  50,000   $       50   $          $    4,950    $     --      $     --
Shares issued for warrants, August through
   October 1986 ($.10 per share)                   7,814,600        7,815    -            773,645          --            --
Stock issuance cost in connection
   with shares issued for warrants                      --           --      -           (105,312)         --            --
Stock option compensation expense (Note 8)              --           --                     --         223,521           --
Net loss for the year ended
   December 31, 1986                                    --           --      -              --             --        (795,758)

Balance, December 31, 1986                        50,864,600       50,865    -            785,911      223,521       (796,068)
                                                  ----------    ---------    -------    ---------    ---------      ---------

Shares issued for warrants, January 1987
   ($.10 per share)                                     2600            2    -                257          --            --
Shares issued for patent, March 1987
   ($.69375 per share)                             1,000,000        1,000    -            692,750          --            --
Shares issued for cash, June 1987
   (from $.10 to $.25 per share)                     950,000          950    -            149,050          --            --
Shares issued for services, June and July 1987
   (from $.10 to $.25 per share)                     203,167          203    -             24,314          --            --
Stock option compensation expense relating to
   option exercised in August 1987                      --           --      -               --        388,551           --
Option exercised, August 1987 ($.001 per share)      250,000          250    -            437,250     (437,250)          --


                  The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional      Accrued        During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----


Adjustment to accrued stock option compensation
   (Note 8)                                       $      --     $      --     $    --     $      --     $   510,527    $      --
Net loss for the year ended December 31, 1987            --            --          --            --            --       (2,749,400)
                                                   ----------    ----------    ---------   ----------    ----------     ----------

Balance, December 31, 1987                         53,270,367        53,270        --       2,089,532       685,349     (3,545,468)

Options exercised, January 1988
   ($.001 per share)                                  200,000           200        --          99,800       (99,800)          --

Shares issued for cash, September 1988
   ($.08 per share)                                 1,000,000         1,000        --          79,000          --             --
Shares issued for services
   (from $.10 to $.25 per share)                       35,000            35        --           7,965          --             --

Adjustment to accrued stock option
   compensation (Note 8)                                 --            --          --            --        (584,599)          --
Issuances of shares by subsidiaries                      --            --          --         174,126          --             --
Net loss for the year ended December 31, 1988            --            --          --            --            --         (714,347)

Balance, December 31, 1988                         54,505,367        54,505        --       2,450,423           950     (4,259,815)

Shares issued for services
   (from $.10 to $.19 per share)                      261,889           262        --          46,363          --             --


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional      Accrued        During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----

Shares issued for cash
   (from $.03 to $.10 per share)                    5,790,000   $    5,790   $   --      $  285,710   $     --      $     --
Shares issued for notes, accrued liabilities and
   services (from $.06 to $.24 per share)           4,749,532        4,750       --        578,978          --            --
Options exercised ($.16 per share)                    375,000          375       --         59,125       (59,125)         --
Adjustment to accrued stock option compensation          --           --         --           --          58,175          --
Net loss for the year ended December 31, 1989            --           --         --           --            --        (862,051)
                                                   ----------    ----------    ---------   ----------    ----------     ----------

Balance, December 31, 1989                         65,681,788       65,682       --      3,420,599          --      (5,121,866)

Shares issued for services ($.10 share)               880,000          880       --         87,120          --            --
Shares issued for cash
   (from $.03 to $.05 per share)                    4,250,000        4,250       --        175,250          --            --

Shares issued for notes and accrued liabilities
   (from $.055 to $.10 per share (Note 7)           2,422,727        2,423       --        137,577          --            --
Adjustment to accrued stock option compensation          --           --         --           --          6,000           --
Issuance of shares by subsidiaries (Note 9)              --           --                      --        100,000           --
Net loss for the year ended December 31, 1990            --           --         --           --            --       (606,309)
                                                   ----------    ----------    ---------   ----------    ----------     ----------

Balance, December 31, 1990                         73,234,515       73,235       --      3,920,546        6,000    (5,728,175)

Shares issued for services
   (from $.15 to $.20 per share)                      425,000          425       --         72,075          --            --
Shares issued for cash
   (from $.036 to $.20 per share)                   4,366,667        4,366       --        305,634          --            --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional      Accrued        During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----


Options exercised
   (from $.22 per share to $.93 per share)               450,000  $    450   $    --   $   204,050    $  (204,050)   $      --
Adjustment to accrued stock option compensation             --        --          --          --          324,800           --
Sale of subsidiary's stock (Note 9)                         --        --          --         5,000           --             --
Net loss for the year ended December 31, 1991               --        --          --          --             --       (1,220,152)
                                                      ----------   --------   --------   ----------     ----------    ----------

Balance, December 31, 1991                            78,476,182    78,476        --     4,507,305        126,750     (6,948,327)

Shares issued for services ($.20 per share)              151,500       152        --        30,148           --             --
Shares issued for accrued liabilities
   ($.15 per share)                                      250,000       250        --        37,250           --             --
Shares issued for cash (from $.15 to $.20 per share)   2,702,335     2,702        --       427,648           --             --
Shares in settlement of advances from and amounts
   due to stockholder ($.10 per share)                13,118,619    13,119        --       800,248           --             --
Options exercised ($.50 per share)                       250,000       250        --       124,750       (124,750)          --
Adjustment to accrued stock option compensation             --        --          --          --           (2,000)          --
Sale of subsidiary's stock (Note 9)                         --        --          --        81,100           --             --
Net loss for the year ended December 31, 1992               --        --          --          --             --         (649,941)
                                                      ----------   --------   --------   ----------     ----------    ----------

Balance, December 31, 1992                            94,948,636    94,949        --     6,008,449           --       (7,598,268)

Cancellation of shares previously issued in
   settlement of advances from and amounts
   due to stockholder ($.062 per share)              (13,118,619)  (13,119)       --      (800,248)          --             --



                  The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional      Accrued        During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----


Shares issued for services
   (from $.10 to $.46 per share)                  5,347,219   $    5,347   $    --     $    542,859  $     --      $      --
Shares issued for cash
   (from $.15 to $.20 per share)                  1,471,666        1,472        --          269,528        --             --
Shares subscribed ($.10 per share)                     --           --         2,619        259,296        --             --
Net loss for the year ended December 31, 1993          --           --          --             --          --       (1,598,342)
                                                 ----------    ---------    --------     ----------   ----------    ----------

Balance, December 31, 1993                       88,648,902       88,649       2,619      6,279,884        --       (9,196,610)

Shares issued for services ($.10 per share)       1,431,590        1,431        --          141,727        --             --
Shares subscribed ($.10 per share)                     --           --         9,552        945,682        --             --
Shares subscribed for cancellation of
   indebtedness ($.10 per share)                       --           --           417         41,234        --             --
Shares subscribed for cancellation of
   indebtedness to former management
    ($.18 per share) (Note 2)                          --           --        11,250      2,022,379        --             --
Issuance of subscribed stock                     10,384,900       10,385     (10,385)          --          --             --
Issuance of shares to certain prior purchasers
   of common stock in recognition of disparity
   in purchase price in contemporaneous offering  1,125,834        1,126        --           (1,126)       --             --

Prior period adjustment (Note 11)                      --           --          --             --          --          219,422
Net loss for the  year ended December 31, 1994         --           --          --             --          --       (1,126,315)
                                                 ----------    ---------    --------     ----------   ----------    ----------

Balance, December 31, 1994                      101,591,226      101,591      13,453      9,429,780        --      (10,103,503)


                  The accompanying notes are an integral part
                         of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (Continued)
     From the Date of Inception (January 31, 1986) through December 31, 1997

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                        Additional      Accrued        During
                                                        Common Stock                      Paid-in    Stock Option    Development
                                                     --------------------
                                                     Shares        Amount    Subscribed   Capital    Compensation       Stage
                                                     ------        ------    ----------   -------    ------------       -----


Redeemable common shares converted to common
   stock (Note 13)                                   200,000   $      200   $    --     $     39,800    $   --     $       --
Shares issued for services ($.10 per share)        2,050,000        2,050        --          202,950        --             --
Issuance of subscribed stock                      17,524,860       17,524     (17,524)          --          --             --
Cancellation of common shares issued to former
   management (Note 7)                            (1,242,727)      (1,242)       --          (70,563)       --             --
Shares subscribed ($.10 per  share)                     --           --         9,118        902,707        --             --
Prior period  adjustment (Note 11)                      --           --          --             --          --           71,806
Sales of stock in subsidiary  (Notes 1 and 7)           --           --          --           50,000        --             --
Net loss for the year ended December 31, 1995           --           --          --             --          --       (1,081,027)
                                                  ----------    ---------    --------     ----------   ----------    ----------

Balance, December 31, 1995                       120,123,359      120,123       5,047     10,554,674        --      (11,112,724)

Shares issued for cash ($.10 per share)              100,000          100        --            9,900        --             --
Shares issued for services ($.10 per share)        1,415,875        1,416        --          140,171        --             --
Issuance of subscribed stock                       8,412,379        8,413      (8,413)          --          --             --
Shares subscribed ($.11 per share)                      --           --         6,456        718,991        --             --
Net loss for the year ended December 31, 1996           --           --          --             --          --       (1,329,395)
                                                  ----------    ---------    --------     ----------   ----------    ----------

Balance, December 31, 1996                       130,051,613      130,052       3,090     11,423,736        --      (12,442,119)
Issuance of subscribed stock                       3,089,680        3,090      (3,090)          --          --             --
Shares subscribed ($.10 per share)                      --           --         5,714        394,287        --             --
Shares issued for services ($.10 per share)        3,746,336        3,746        --          370,886        --             --
Net loss for the year ended December 31, 1997           --           --          --             --          --         (775,559)
                                                  ----------    ---------    --------     ----------   ----------    ----------

Balance, December 31, 1997                       136,887,629   $  136,888   $   5,714   $ 12,188,909   $    --     $(13,217,678)
                                                 ===========    =========    ========    ===========    =========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      From the Date
                                                                                                       of Inception
                                                                                                    (January 31, 1986)
                                                               For the Years Ended December 31,          through
                                                             1997           1996            1995     December 31, 1997
                                                             ----           ----            ----     -----------------
                                                                                                        (restated)

OPERATING ACTIVITIES


   Net loss                                            $   (775,559)   $ (1,329,395)   $ (1,081,027)   $(13,217,678)
   Prior period adjustment                                     --              --              --              --
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of stock for services                        374,632         141,587         205,000       1,687,525
      Subscription of stock for services                       --            13,380          13,380
      Compensation - stock options                             --              --              --           924,975
      Write-off of license agreement                           --              --              --                 2
      Write off of patent                                      --              --              --           693,750
      Depreciation and amortization                           1,696           2,907           1,148          22,780
      Minority interest in loss                                --              --              --           (26,091)
   Changes in assets and liabilities:
      Current and other assets                               (2,378)         12,655         (64,138)        (58,101)
      Accounts payable                                       61,126         139,913        (115,474)        723,200
      Accrued liabilities                                    50,651          79,423          15,338         278,845

Net Cash Used in Operating Activities                      (289,832)       (952,910)     (1,025,773)     (8,957,413)

INVESTMENT ACTIVITIES

   Additions to organization costs                             --              --              --            (8,904)
   Additions to fixed assets                                   --           (10,002)           --           (22,142)
   Additions to deposits                                      3,521          48,304            --            (2,477)

Net Cash Provided by (Used in) Investment Activities          2,626          38,302            --           (33,523)

FINANCING ACTIVITIES

   Issuance of stock for cash                                  --            10,000            --         1,877,977
   Stock issuance cost                                         --              --              --          (105,312)
   Exercise of warrants                                        --              --              --           781,719
   Exercise of stock options                                   --              --              --             1,525
   Sale of stock of subsidiary                                 --              --            50,000         421,847
   Proceeds of long-term debt                                  --              --              --           191,657
   Proceeds of notes payable                                   --              --              --           283,665
   Payment of notes payable                                    --              --              --          (189,150)
   Redeemable common stock                                     --              --              --            40,000
   Increase in minority interest                       $       --      $       --      $       --      $     14,470

                  The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FINANCING ACTIVITIES (continued)-

                                                                                            From the Date
                                                                                            of Inception
                                                                                          (January 31, 1986)
                                                      For the Years Ended December 31,         through
                                                      --------------------------------
                                                       1997        1996          1995     December 31, 1997
                                                       ----        ----          ----     -----------------
                                                                                              (restated)

   Common stock subscribed                        $  400,000   $  725,447    $  898,445    $5,204,515
   Increase in notes payable                          21,800      184,500        50,000       606,196

Cash Provided by Financing Activities                421,800      919,947       998,445     9,129,109

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  134,594        5,339       (27,328)      138,173

   Cash and cash equivalents, beginning of year        3,579       (1,760)       25,568          --

   Cash and cash equivalents, end of year         $  138,173   $    3,579    $   (1,760)   $  138,173


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

   Cash paid for interest                         $     --     $     --      $     --      $   26,483

SUPPLEMENTAL SCHEDULE OF NONCASH
   ACTIVITIES

   Conversion of notes payable to stock           $     --     $     --      $     --      $2,091,980
   Conversion of long-term debt to stock                --           --            --         191,658
   Conversion of accrued liabilities to stock           --           --            --         258,689
   Conversion of accounts payable to stock              --           --            --           4,285
   Conversion of due to stockholders to stock           --           --            --       1,103,263
   Issuance of stock for license agreement              --           --            --               2
   Issuance of stock for patent                         --           --            --         693,750
   Cancellation of stock for reinstatement of
      due to stockholders                               --           --            --         813,367
   Conversion of redeemable common stock to
      common stock                                      --         40,000        40,000


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

In 1997 and 1996, the Company had employment contracts with two officers. The former President and Chief Operating Officer was paid $180,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer is paid $72,000 annually, plus expenses.

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

            Year Ended
            December 31,                             Amount
            ------------                             ------
                1997                              $  5,746
                1998                                23,214
                1999                                24,144
                2000                                18,649

                Total                             $ 71,753
                                                   =======

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

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

            November 15, 1995                          $20,000
            December 15, 1995                            5,000
            January 15, 1996                             5,000
            February 15, 1996                            5,000
            March   15, 1996                             5,000
            April 15, 1996                               5,000
            May 15, 1996                                 5,000
            June 15, 1996                                5,000
            July 15, 1996                                6,000
                                                       -------
            Total                                     $ 61,000
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

During 1997, the Company issued 3,089,680 previously subscribed shares of its common stock and also issued 3,746,336 shares of its common stock to various consultants for services rendered. Also, in 1997, the Company received $400,000 for subscriptions to acquire 5,714,285 shares of its common stock and warrants to purchase 8,428,571 shares of common stock at $.07 per share, 25,000,000 shares at $.20 per share, and 33,333,333 shares at $.15 per share.

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

In 1995, as part the their employment agreements, the Company's president and chief executive officer, and vice- president and chief financial officer and

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.    STOCK OPTIONS (continued)-

treasurer, were granted options to purchase an aggregate of 4,500,000 shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January 1, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years for the options.

The following is a summary of option transactions:

                                                      Weighted Average
Fixed Options                                Shares    Exercise Price

Balance - January 1, 1996                  4,500,000      $   .20
Granted - Employees                             --          --
Exercised                                       --          --
Forfeited      -                                --          --
          -----------
Balance - December 31, 1996                4,500,000        --
Granted - Employees                             --          --
Exercised                                       --          --
Forfeited   (3,000,000)                         --
Balance - December 31, 1997                1,500,000        .20
                                          ==========
Exercisable at December 31, 1997           1,500,000
                                          ==========
Weighted-average fair value of options
   granted during the year               $      --
                                          ==========

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                    Outstanding Options                            Exercisable Options
------------------------------------------------------------   ---------------------------

                                  Weighted-
                                  Average
                     Number       Remaining    Weighted-       Number       Weighted-
Range of             Outstanding  Contractual  Average         Exercisable  Average
Exercisable Prices   12/31/97     Life         Exercise Price  at 12/31/97  Exercise Price
------------------   --------     ----         --------------  -----------  --------------

$.20                 1,500,000    3 years        $.20            1,500,000    $.20

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1997 and 1996 would have increased by $72,338 and $242,387, respectively, and the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                              1997                  1996
                                            --------            ----------
Net loss                 As reported        $775,559            $1,329,395
                         Pro forma          $703,221            $1,571,782
Net loss per share       As reported          $(.01)              $(.01)
                         Pro forma            $(.01)              $(.01)

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

10.   NOTES PAYABLE

Short-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                   1997          1996
                                                                   ----          ----

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lender may purchase from the
   Company upon exercise of the lender's option to acquire
   shares from the Company.                                           $60,815      $60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
   (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has
    the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per
   share under the most recent private placement transaction.          37,000      37,000

Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with
   restricted stock at $.10 per share if alternative financings do
   not occur.                                                         216,300     194,500

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   NOTES PAYABLE (continued)-

                                                                   1997          1996
                                                                   ----          ----

Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The Company has the right, on or after the payment due date, to repay the loan with restricted shares
   valued at $.05 per share.                                      40,000         40,000

         Total short-term debt                                  $354,115       $332,315

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

The effect of these restatements is as follows:

                                           Three Months Ended
              -----------------------------------------------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                      From the Date of Inception
                                                      (January 31, 1986) through
                                                           December 31, 1997
                         1997      1996      1995            (Cumulative)
                         ----      ----      ----     --------------------------
Current tax expense    $   -    $    -    $    -            $    -
Deferred tax expense       -         -         -                 -
                        ------   -------   -------           ---------

Income tax expense     $   -    $    -    $    -            $    -
                        ======   =======   =======           =========

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                            1997           1996           1995       Cumulative
                            ----           ----           ----       ----------
Taxes at U.S. Federal
   Statutory rate       $     -        $     -        $     -        $     -
State income taxes            -              -              -              -
                         ---------      ---------      ---------      ---------

                        $     -        $     -        $     -        $     -
                         =========      =========      =========      =========

At December 31, 1997 and 1996, deferred tax assets (liabilities) consisted of the following:

                                          1997             1996
                                         ------           ------
Current deferred tax liabilities     $      -        $       -
Noncurrent deferred tax liabilities         -                -
Current deferred tax assets              1,748,419       1,651,738
Noncurrent deferred tax assets              -                -
Valuation allowance                     (1,748,419)     (1,651,738)
                                         ---------       ---------
                                     $      -        $       -
                                         =========       =========

At December 31, 1997, the Company has a net operating loss (NOL) carryforward totaling approximately $11,275,000 that may be offset against future taxable income in varying amounts through 2006 No benefit has been reported in the 1997 or 1996 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

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

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, receivable from affiliate, accounts payable and notes payable approximate the respective values. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:
Carrying Fair Amount Value Assets: Cash $ 138,173 $ 138,173 Receivable from affiliate 48,947 48,947


                                          Carrying                Fair
                                           Amount                Value
                                          --------               -----
Assets:
Cash                                    $  138,173              138,173
Receivable from affiliate                   48,947               48,947

Liabilities:

Accounts payable and liabilities           739,071              739,071
Short-term debt                            354,115              354,115

Cash, receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at December 31, 1997.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.