Form 10-Q
period 1998-03-31
MEDIZONE INTERNATIONAL INC
filed 1998-05-15
CIK 753772

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
             (Exact name of registrant as.specified in its charter)

      Nevada                                                   87-0412648
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or                                        Identification No.)
 organization)


                                 144 Buena Vista
                                  P.O. Box 742
                             Stinson Beach, CA 94970
               (Address of principal executive offices, zip code)

                                 (415) 868-0300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES X                      NO

At May 11, 1998, there were outstanding 144,323,804 shares of the registrant's common stock.

                               Page 1 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                 March 31, 1998

                                                                     Page
                                                                    Number

                           PART I - FINANCIAL INFORMATION

Item 1. -   Financial Statements

            Unaudited Interim Consolidated Balance Sheets             3-4

            Unaudited Interim Consolidated Statements of Operations    5

            Unaudited Interim Consolidated Statements of Changes in
              Stockholders' Equity                                    6-13

            Unaudited Interim Consolidated Statements of Cash Flow   14-15

            Notes to Unaudited Interim Consolidated Financial
              Statements                                             16-33

Item 2. -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    34-36


                        PART II - OTHER INFORMATION

Item 6. -   Exhibits and Reports on Form 8-K                           37

Signatures                                                             37




                               Page 2 of 38 Pages

                PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements

        MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                 (A Development Stage Company)
             Interim Consolidated Balance Sheets
                          (unaudited)

                            ASSETS

                                                      March 31,     December 31,
                                                       1998              1997
                                                      ---------     ------------
CURRENT ASSETS
  Cash and cash equivalents                           $30,339       $138,173
  Prepaid expenses and advances                         1,960          9,154
                                                       ------       --------

               Total Current Assets                    32,299        147,327
                                                      -------       --------

                  FIXED ASSETS
  Office equipment                                      2,301          2,301
  Furniture and fixtures                                6,307          6,307
                                                      -------       --------
                                                        8,608          8,608
  Less accumulated depreciation                          (993)          (340)
                                                      -------       --------

                                                        7,615          8,268
                                                      -------       --------

OTHER ASSETS
  Investment in affiliate (Note 1)                       -                -
  Receivable from affiliate (Note 1)                   48,947         48,947
  License agreement (Note 5)                             -                -
  Organization costs (net of accumulated
               amortization of $5,520 and $5,520,
               respectively)                             -                -
  Deposits (Note 6)                                     2,477          2,477
                                                      -------       --------

                                                      $91,338       $207,019
                                                      =======       ========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 3 of 38 Pages

                PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

        MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                 (A Development Stage Company)
             Interim Consolidated Balance Sheets
                          (unaudited)

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                   March 31,        December 31,
                                                     1998               1997
                                                  -----------       ------------

                  CURRENT LIABILITIES
  Accounts payable                                 $  510,418        $  517,011
  Accrued liabilities                                 219,904           222,060
  Notes payable (Note 10)                             314,115           354,115
                                                   ----------        ----------

    Total Current Liabilities                       1,044,437         1,093,186
                                                   ----------        ----------

COMMITMENTS AND CONTINGENCIES                               -                 -
  (Notes 2, 3, 6 and 13)

REDEEMABLE COMMON STOCK (Note 13)                           -                 -

MINORITY INTEREST (Note 9)                                  -                 -

STOCKHOLDERS' DEFICIENCY
    (Notes 1, 2, 3, 7, 8, 9 and 11)
  Common stock, authorized 250,000,000 shares;
    par value $.001 per share; issued
    and outstanding 144,323,804 and 136,887,629
    shares for 1998 and 1997, respectively            144,324           136,888
  Common stock subscribed                                   -             5,714
  Additional paid-in capital                       12,290,425        12,188,909
  Accrued stock option compensation                         -                 -
  Deficit accumulated during development stage    (13,387,848)       (13,27,678)
                                                   ----------         ---------

    Total Stockholders' Deficiency                   (953,099)         (886,167)
                                                      -------           -------

                                                      $91,338          $207,019
                                                      =======          ========




                  The accompanying notes are an integral part of these consolidated financial statements.


                               Page 4 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)


                                                                              From the Date
                                                                               of Inception
                                                                             (Jan. 31, 1986)
                                              For the Three Months               through
                                                Ended March 31,               March 31, 1998
                                            1998               1997

SALES                                       $   -0-           $  -0-            $   133,349
                                            -------           ------             ----------

                 COSTS AND EXPENSES:
  Costs of sales                                -0-              -0-                103,790
  Research and development
    expenses                                  8,050              -0-              2,327,685
  General and administrative
    expenses                                155,693           194,579             9,873,414
  Compensation under
    stock options (Note 8)                      -0-              -0-                872,894
  Interest expense                            6,831             7,080              7 80,497
  Other (income) and expense, net              (404)          201,659               (19,764)
                                            -------           -------             ----------

    Total Costs and Expenses                170,170           201,659             3,938,516
                                            -------           -------             ----------

Net loss before extraordinary
  gain or minority interest                 (170,170)        (201,659)          (13,805,167)
Extraordinary gain on sale of
  investment in subsidiary (Note 1)                -                 -              100,000
                                                                                 -----------
Net loss before minority interest                  -                 -          (13,705,167)
Minority interest in loss                          -                 -               26,091
Prior period adjustment (Note 11)                  -                 -              291,228
                                            ---------         ---------          -----------

Net loss                                    $(170,170)        $(201,659)       $(13,387,848)
                                            ==========        ==========       ============

  Weighted average number of
  shares outstanding                       138,126,991       130,051,613         85,832,594
                                           ===========       ===========        ===========

Loss per share                                   $0.00             $0.00            $(0.16)
                                                 =====             =====            =======





                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 5 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                  Additional                 Accrued                  During
                                             Common Stock           Paid-in                Stock Option            Development
                                     Shares          Amount         Capital                Compensation               Stage
                                    --------       ---------      ------------            ---------------        ---------------
MEDIZONE - DELAWARE
--------------------
Initial capitalization
   of Medizone Delaware
   (no par value) Feb.
   1986 ($10.21 per
   share)                            882               $9,001
  Shares of Medizone
    (Delaware [no par
    value] issued for
    cash, March 1986
    ($22.58 per share)               50                 1,129
                                     --                 -----

                                     932              $10,130
                                     ===              =======
MEDIZONE - NEVADA
 (formerly Madison Funding, Inc.)
  Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per
  share)                        5,500,000             $5,500      $139,998                                           $(310)
  Exchange of 932 shares
  of Medizone Delaware
  for shares of
  Medizone Nevada
  resulting in a
  reverse merger,
  March 1986                   37,500,000             10,130

  Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                                              27,370       (27,370)
                                     --               ------       -------
  Balance after reverse
  merger, March 1986
  (par value $.001 per
  share)                        43,000,000            43,000       112,628                                            (310)
  Shares issued for
  services, July 1986
  ($.10 per share)                  50,000                50         4,950
  Shares issued for
  warrants, Aug.
  through Oct. 1986
  ($.10 per share)               7,814,600             7,815       773,645
  Stock issuance cost in
  connection with
  shares issued for
  warrants                                                        (105,312)
  Adjustment to accrued
  stock option
  compensation                                                                             $223,521
  Net/(loss) for the
  year ended December
  31, 1986                                                                                                           (795,758)
                                     ----------       -------     ---------                --------                  --------
Balance, December 31
  1986                               50,864,600       $50,865     $785,911                 $223,521                 $(796,068)

                   The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                 Additional                 Accrued                During
                                       Common Stock               Paid-in                Stock Option            Development
                                  Shares           Amount         Capital                Compensation               Stage
                                 --------        ---------      ------------            ---------------        ---------------
  Balance, December 31,
  1986                            50,864,600       $50,865        $785,911                $  223,521             $  (796,068)

Shares issued for
  warrants, Jan. 1987
  ($.10 per share)                2,600             2              257
Shares issued for
  patent, March 1987
  ($.69275 per share)             1,000,000        1,000           692,750
Shares issued for
  cash, June 1987
  (from $.10 to $.25
  per share)                      950,000          950             149,050
Shares issued for
  services, June and
  July 1987 (from $.10
  to $.25 per share)              203,167          203             24,314
Stock option
  compensation expense
  relating to option
  exercised in August
  1987                                                                                      388,551
Option exercised,
  August 1987 ($.001
  per share)                      250,000          250             437,250                 (437,250)
Adjustment to accrued
  stock option
  compensation                                                                              510,527
Net/(loss) for the
  year ended December
  31, 1987                                                                                                            (2,749,400)
                                  --               --              --                       --                        ----------

Balance, December 31,
  1987                            53,270,367       53,270          2,089,532                685,349                   (3,545,468)

Options exercised,
  Jan. 1988 ($.001 per
  share)                          200,000          200             99,800                   (99,800)
Shares issued for
  cash, Sept. 1988
  ($.0833 per share)              1,000,000        1,000           79,000
Shares issued for
  services (from $.10
  to $.25 per share)              35,000           35              7,965
Adjustment to accrued
  stock option
  compensation                                                                              (584,599)
Issuance of shares by
  subsidiaries                                                     174,126
Net/(loss) for the
  year ended December
  31, 1988                                                                                                               (714,347)
                                  ----------       -------         ---------               ----------                  ----------
  Balance, December 31,
  1988                            54,505,367       $54,505         $2,450,423               $     950                 $(4,259,815)

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 7 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                 Additional            Accrued                  During
                                       Common Stock               Paid-in            Stock Option            Development
                                  Shares           Amount         Capital            Compensation               Stage
                                 --------        ---------      ------------        ---------------        ---------------

Balance, December 31,
  1988                           54,505,367      $54,505        $2,450,423               $950              $ (4,259,815)

Shares issued for
  services (from $.10
  to $.19 per share)             261,889         262            46,363
Shares issued for cash
  (from $.03 to $.10
  per share)                     5,790,000       5,790          285,710
Shares issued for
  notes and accrued
  liabilities (from
  $.06 to $.24 per
  share)                         4,749,532       4,750          578,978
Options exercised
  ($.001 per share)              375,000         375            59,125                   (59,125)
Adjustment to accrued
  stock option
  compensation                                                                           58,175
Net/(loss) for the
  year ended December
  31, 1989                                                                                                   (862,051)
                                 ----------      ------         ---------            ----------             ----------

Balance, December 31,
  1989                           65,681,788      65,682         3,420,599                   -0-             (5,121,866)

Shares issued for
  services ($.10 per
  share)                         880,000         880            87,120
Shares issued for cash
  (from $.03 to $.05
  per share)                     4,250,000       4,250          175,250
Shares issued for
  notes and accrued
  liabilities (from
  $.055 to $.10 per
  share)                         2,422,727       2,423          137,577
Adjustment to accrued
  stock option
  compensation                                                                           6,000
Issuance of shares by
  subsidiaries                                                  100,000
Net/(loss) for the
  year ended December
  31, 1990                                                                                                         (606,309)
                                 --              --             --                       --                        ---------
Balance, December 31,
  1990                           73,234,515      $73,235        $3,920,546               $6,000                 $(5,728,175)

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 8 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                 Additional            Accrued                  During
                                       Common Stock               Paid-in            Stock Option            Development
                              Shares             Amount           Capital            Compensation               Stage
                             --------          ---------       ------------        ---------------        ---------------
Balance, December 31,
  1990                      73,234,515           $73,235        $3,920,546           $6,000                $(5,728,175)

Shares issued for
  services (from $.15
  to $.20 per share)         425,000              425            72,075
Shares issued for cash
  (from $.036 to $.20
  per share)                 4,366,667            4,366          305,634
Adjustment to accrued
  stock option
  compensation                                                                        324,800
Options exercised
  (from $.22 to $.93
  per share)                 450,000              450            204,050              (204,050)
Sale of subsidiary's
  stock                                                          5,000
Net/(loss) for the
  year ended December
  31, 1991                                                                                                  (1,220,152)
                             --                   --             --                   --                    ----------

Balance,
December 31, 1991            78,476,182           78,476         4,507,305            126,750               (6,948,327)

Shares issued for
  services ($.20 per
  share)                     151,500              152            30,148
Shares issued for
  accrued liabilities
  ($.15 per share)           250,000              250            37,250
Shares issued for cash
  ($.15 to $.20 per
  share)                     2,702,335            2,702          427,648
Shares issued in
  settlement of
  advances from and
  amounts due to
  stockholder ($.10
  per share)                 13,118,619           13,119         800,248
Options exercised
  ($.50 per share)           250,000              250            124,750              (124,750)
Adjustment to accrued
  stock option
  compensation                                                                        (2,000)
Sale of subsidiary's
  stock                                                          81,100
Net/(loss) for the
  year ended
  December 31, 1992                                                                                         (649,941)
                             --                   --             --                   --                    --------

Balance,
December 31, 1992            94,948,636           $94,949        $6,008,449                      -          $(7,598,268)

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 9 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                  Additional       Accrued               During
                                        Common Stock                               Paid-in       Stock Option         Development
                                 Shares             Amount       Subscribed        Capital       Compensation            Stage
                                --------          ---------     ------------   ---------------   ---------------    ---------------
Balance,
December 31, 1992               94,948,636         $94,949                        $6,008,449               -        $ (7,598,268)

Cancelled shares
  previously issued in settle-
  ment of advances from and
  amounts due to stockholder
  ($.062  per share)          (13,118,619)       (13,119)                         (800,248)
Shares issued for
  services from $.10
  to $.46 per share)            5,347,219          5,347                             542,859
Shares issued for
  cash (from $.15 to
  $.20 per share)               1,471,666          1,472                             269,528
Shares subscribed                                                     $2,619         259,296
Net/(loss) for the
  year ended
December 31, 1993                                                                                                      (1,598,342)
                                ----------         ------              -----       ---------              --           ----------
Balance,
December 31, 1993               88,648,902         88,649              2,619       6,279,884                           (9,196,610)

Shares issued for
  services ($.10 per
  share)                        1,431,590          1,431                             141,727
Shares subscribed
  ($.10 per share)                                                      9,552        945,682
Shares subscribed
  for cancellation of
  indebtedness ($.10
  per share)                                                            417          41,234
Shares subscribed
  for cancellation of
  indebtedness to
  former management
  ($.18 per share)                                                      11,250     2,022,379
Issuance of
  subscribed stock              10,384,900         $10,385             $(10,385)
Issuance of shares
  to certain prior purchasers
  of common stock in recognition
  of disparity in purchase
  price in contemporaneous
  offering                      1,125,834          1,126                            $(1,126)
Prior period
  adjustment                                                                                                           $  219,422
Net loss for the
  year ended
December 31, 1994                                                                                                      (1,126,315)
                                    --                 --                   --           --              --            ----------
Balance,
December 31, 1994               101,591,226         101,591              13,453     9,429,780                -        (10,103,503)
Redeemable shares
  converted to common
  stock                             200,000             200                            39,800
Shares issued for
  services ($.10 per
  share)                          2,050,000           2,050                           202,950
Issuance of
  subscribed stock               17,524,860          17,524             (17,524)
Cancelled shares
  previously issued
  to former
  management                    (1,242,727)          (1,242)                          (70,563)

                  The accompanying notes are an integral part of these consolidated financial statements.
                              Page 10 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                  Additional       Accrued               During
                                      Common Stock                                 Paid-in       Stock Option         Development
                              Shares              Amount       Subscribed        Capital       Compensation            Stage
                             --------           ---------     ------------   ---------------   ---------------    ---------------
Shares subscribed
  ($.10 per share)                                                   9,118          902,707
Prior period
  adjustment                                                                                                           71,806
Sales of
  subsidiary's stock                                                                 50,000
Net/(loss) for the
  year ended
  December 31, 1995                                                                                                 (1,081,027)
                            -----------           ----------      ---------     ------------        ----------     ------------
Balance,
  December 31, 1995         120,123,359             $120,123       $  5,047      $10,554,674           --          (11,112,724)


                  The accompanying notes are an integral part of these consolidated financial statements.


                               Page 11 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                               Additional         Accrued               During
                                      Common Stock                              Paid-in         Stock Option         Development
                              Shares              Amount       Subscribed        Capital        Compensation            Stage
                             --------           ---------     ------------   ---------------   ---------------    ---------------

Shares issued for
cash ($.10 per
share)                          100,000              100              -             9,900               -                      -

Shares issued for
  services ($.10 per
  share)                        1,415,875            1,416            -           140,171                -                     -
Issuance of
  subscribed stock              8,412,379            8,413       (8,413)              -                  -                     -
Shares subscribed
  ($.10 per share)              -                    -            6,456           718,991                -                     -
Net (loss) for the
  year ended December           -                    -                -               -                  -                     -
  31, 1996                                                                                                             (1,329,395)
                                --                   --                   --          --                 --            ----------

Balance, December
  31, 1996                      130,051,613        130,052          3,090      11,423,736                 -           (12,442,119)

Issuance of
  subscribed stock              3,089,680            3,090         (3,090)             -                  -                     -
Shares subscribed
  ($.07 per share)                       -               -          5,714         394,287                 -                     -
Shares issued for
  services ($.10 per
  share)                        3,746,336            3,746             -          370,886                 -                     -
Net (loss) for the
  year ended                           -                 -             -               -                  -              (775,559)
  December 31, 1997
Balance,
  December 31, 1997             136,887,629          $136,888      $5,714     $12,188,909             $ -0-          $(13,217,678)
                                ===========          ========      ======      ===========             =====        =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 12 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
                  From the Date of Inception (January 31, 1986)
                       through March 31, 1998 (unaudited)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                               Additional         Accrued               During
                                      Common Stock                              Paid-in         Stock Option         Development
                              Shares              Amount       Subscribed        Capital        Compensation            Stage
                             --------           ---------     ------------   ---------------   ---------------    ---------------
Issuance of
  subscribed stock          5,714,286             $5,714         $(5,714)
Shares issued for
  cash ($.07 per
  share)                    857,143                 857                            $59,143
Shares issued for
  notes and accrued
  interest ($.05 per
  share)                    864,746                 865                             42,373
Net (loss) for the
  quarter ended
  March 31, 1998                                                                                                   ($170,170)
                            ----------          --------         ---------       -----------    --------------  -------------
Balance
  March 31, 1998            144,323,804         $144,324           $-0-          $12,290,425          $-0-      $(13,387,848)
                            ===========         ========           ====          ===========          ====      ============


                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 13 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  From the Date
                                                                  of Inception
                                   For the Three Months Ended   (Jan. 31, 1986)
                                           March 31,               through
                                   1998                1997     March 31, 1998
                                   ----                ----     --------------
OPERATING ACTIVITIES

  Net loss                        $(170,170)       $(201,659)     $(13,387,848)
                                           -                -                 -
 Prior period adjustment
  Adjustments to reconcile
  net loss to cash used in
  operating activities:
  Issuance of stock for
  accrued interest
  Issuance of stock for                3,238                -             3,238
  services
  Stock subscription for                   -                -         1,687,525
  services
  Compensation- stock options              -                -            13,380
  Write-off of license                     -                -           924,975
  agreement                                -                -
  Write-off of patent                                                         2
  Depreciation and                         -                -           693,750
  amortization
  Minority interest in loss              653              778            23,433
Changes in assets and                      -                -          (26,091)
liabilities:
  Current and other assets
  Accounts payable                     7,194            5,506          (50,907)
  Accrued liabilities                (6,593)          106,667           716,607
                                     (2,156)           72,728           276,689
                                     -------          -------           -------

Net Cash Used in Operating
Activities                         (167,834)         (15,980)       (9,125,247)
                                   ---------         --------       -----------
INVESTMENT ACTIVITIES
  Additions to organization
  costs                                    -                -           (8,904)
  Additions to fixed assets                -                -          (22,142)
  Additions to deposits                    -                -           (2,477)
Net Cash Used in Investment                -                -
  Activities                               -                -          (22,142)
                                                                        (2,477)
FINANCING ACTIVITIES
  Issuance of stock for cash          60,000                -         1,937,977
  Stock issuance cost                      -                -         (105,312)
  Exercise of warrants                     -                -           781,719
  Exercise of stock options                -                -             1,525
  Sale of stock of subsidiary              -                -           421,847
  Proceeds of long-term debt               -                -           191,657
  Proceeds of notes payable                -                -           283,665
  Payment of notes payable                 -                -         (189,150)
  Redeemable common stock                  -                -            40,000
  Increase in minority
  interest                                 -                -            14,470
  Common stock subscribed                  -                -         5,204,515
  Increase in notes and loans
  payable                              -               11,800           606,196
                                     -------           ------           -------

Cash Provided by Financing
  Activities                          60,000           11,800         9,189,109
                                      ------           ------         ---------


                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 14 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              From the Date
                                                                              of Inception
                                          For the Three Months Ended          (Jan. 31, 1986)
                                                  March 31,                       through
                                            1998            1997              March 31, 1998
                                            ----            ----              --------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $(107,834)      $(4,180)                  $30,339
  Cash and cash equivalents,
    beginning of period                      138,173         3,579                      -
                                          ----------      --------                  -------
  Cash and cash equivalents,
    end of period                          $  30,339       $ (601)                  $30,339
                                           =========       =======                  =======
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid for interest                           -             -                $  26,483
SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTIVITIES
  Conversion of accrued interest
    to stock                                   3,238             -                    3,238
  Conversion of notes payable to
    stock                                     40,000             -                2,131,980
  Conversion of long-term debt to
    stock                                          -             -                  191,658
  Conversion of accrued liabilities
    to stock                                       -             -                  258,689
  Conversion of accounts payable
    to stock                                       -             -                    4,285
  Conversion of due to stockholders
    to stock                                       -             -                1,103,263
  Issuance of stock for license
    agreement                                      -             -                        2
  Issuance of stock for patent                     -             -                  693,750
  Cancellation of stock for reinstate-
    ment of due to stockholders                    -             -                  813,367
  Conversion of redeemable common stock
    to common stock                                -             -                   40,000





                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                               Page 15 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         NATURE OF THE BUSINESS

Medizone International, Inc., a Delaware corporation ("Medizone-Delaware") was formed on January 31, 1986. Medizone International, Inc. (the "Company") was organized under the laws of the State of Nevada on August 27, 1984 as Madison Funding, Inc. ("Madison") for the purposes of investing in, acquiring, operating and disposing of businesses or assets of any nature. On March 26, 1986, control of Madison was acquired by the stockholders of Medizone- Delaware, and Madison changed its name to Medizone International, Inc. The substance of this transaction was the acquisition of the net monetary assets of Madison in exchange for the equity of Medizone-Delaware. As a result of this transaction, the stockholders of Medizone-Delaware acquired 87.2% of Madison. Therefore, the transaction was accounted for as a pooling of interests.

On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold Substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation ("AGMC"), (which later changed its name to International Blue Sun Resource Corporation), a company incorporated under the laws of the Province of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation ("KPC"). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its named to Medizone Canada, Ltd. ("MCL"). MedCan acquired all of the assets of KPC, consisting solely of cash in the amount of approximately $89,000. KPC and its subsidiary MedCan are hereinafter referred to as MCL.

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


                               Page 16 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                Medizone
                                                                   New
                                         Medizone                Zealand
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

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.


                               Page 17 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of Joseph S. Latino's employment with the Company, the Company's inquiry into the conduct of its operations during Dr. Latino's tenure as its Chairman, President and Chief of Research disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunedeficiency Syndrome ("AIDS") or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

The Company has held discussions with an Italian Contract Research Organization (the "ICRO") with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even Phase I human clinical trials. The ICRO would also design a research program and protocols for human clinical trials which would meet the standards of the European Union ("EU") and Food and Drug Administration ("FDA"), monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with the ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I human clinical trials and possibly a large animal study. In late 1997, the Company entered into discussions with Italian and Belgium clinicians with regard to them performing Phase I human clinical trials. However, assuming the Italian Ministry of Health did not grant the Company's request for waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of Phase III human clinical trials and submission of the data for approval to the Italian Ministry of Health.



                               Page 18 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 12, 1997, the Company's Board of Directors appointed Marshall, Adair, Sunnen and Hilt to the Company's Board of Directors, with Marshall being named Chairman. Contemporaneously thereto, John Pealer ("Pealer") resigned as a director, and Cropper resigned as President. George Handel resigned from the Board effective June 13, 1997. The Board thereupon made the following appointments to the following positions:


           President and Chief
             Executive Officer                Milton Adair
           Chief Operating Officer            Kenneth Gropper
           Secretary                          Gerard V. Sunnen, M.D.


On November 5, 1997, the Board eliminated the position of Chief Operating Officer. Gropper remains as a Director of the Company.


                               Page 19 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.         GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial mount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses which the Company expects to incur over the next several years.

Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be


                               Page 20 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.         GOING CONCERN (continued)-

required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

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



                               Page 21 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Estimates and Assumption

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





                               Page 22 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

6.         COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10)

On May 14, 1997, the employment contract of the Company's former President and Chief Operating Executive Officer was terminated for cause. The Company hired a new President and Vice President of Operations (who is not a corporate officer) at annual salaries of $200,000 and $65,000 respectively, who operated the Company's headquarters in Salt Lake City until their resignations were accepted effective April 10, 1998, in conjunction with the decision to relocate the headquarters to California. The Company did not have a written employment agreement with its President or Vice President of Operations. The employment contract of the Company's Vice President, Treasurer and Chief Financial Officer for an annual salary of $72,000 plus expenses has remained unchanged.

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


                               Page 23 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.         COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10) (continued)-

From November 17, 1992 through December 31, 1994 the Company maintained a consulting relationship with the Company's Vice President, who is also Treasurer and Chief Financial Officer, whereby the Company was billed in connection with accounting services provided by a private company owned by the Company's Vice President.

For the year ended December 31, 1996, the Company leased from an unaffiliated party, office space in New York City under a two-year lease expiring on February 28, 1998, at an annual rental of approximately $21,000. The Company terminated this lease in June 1997 and paid $4,599 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its office in Salt Lake City at an annual rent of approximately $23,000. The office was used for executive offices and administrative purposes until the Company re-located its headquarters to California in April 1998. The Company is negotiating with the landlord to reduce or eliminate its future obligation under the lease. Future minimum rental commitments pursuant to this lease are as follows:

                  Year Ended
                 December 31,                       Amount
                     1998                            $17,410
                     1999                             24,144
                     2000                             18,649

                    Total                            $60,203


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

On or about June 6, 1994, Maureen Abato, the Company's former outside counsel, filed suit in the Supreme Court of the State of New York, County of New York entitled Abato V. Medizone International, Inc., Medizone Canada, Ltd. and Joseph
S. Latino. The complaint contains thirteen causes of action. Three of the causes of action are for breach of contract, account stated and quantum recruit for recovery of unpaid legal fees allegedly due plaintiff by the Company in the amount of $67,864. The remaining claims are for fraud, wrongful termination, sexual discrimination, defamation, tortious interference with contract and intentional infliction of emotional distress. With respect to each of these causes of action, plaintiff seeks unspecified compensatory damages and punitive damages of not less than $1 million.

On October 24, 1994, the Company and the other defendants moved for partial summary judgment dismissing all of plaintiff's claims except her legal fee claim based on quantum recruit. By decision and order dated February 14, 1995, the Court dismissed all of the plaintiff's claims except for breach of contract and for an account stated;


                               Page 24 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.         COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10) (continued)-

however, the court limited plaintiff's claim to her actual damages and dismissed her claim for punitive damages on these counts. In addition, the court dismissed these claims in their entirety as against Medizone Canada, Ltd. and Dr. Latino.

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:

         November 15,  1995$20,000  December 15, 19955,000 January 15, 19965,000
         February 15, 19965,000 March 15, 19965,000
         April 15, 1996                         5,000
         May 15, 1996                           5,000
         June 15, 1996                          5,000
         July 15, 1996                          6,000
                                                -----

         Total                               $ 61,000
                                               ======

As of the date of this report, all payments have been made in full.

On November 10, 1995, the plaintiff executed a release against Medizone International, Inc., Medizone Canada, Ltd. and Joseph S. Latino.

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



                               Page 25 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

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


                               Page 26 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During 1993, the following equity transactions occurred: The Company issued 1,471,666 shares to individuals in private transactions for aggregate proceeds of $271,000; the Company issued a total of 5,347,219 shares of common stock for services; the Company canceled the 13,118,619 shares of common stock issued in 1992 to the former president, chief executive officer and board chairman. As a result of this cancellation of shares, the debt that was removed from the Company books when the shares were issued, was restored. The restored debt was $813,367. Also, during 1993, a total of $261,915 was received in cash for 2,619,150 shares subscribed as a result of a private placement offering ("Offering"). The Offering commenced as of November 26, 1993, with a maximum of $700,000 to be raised in gross proceeds from the sale of up to 7,000,000 shares.

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


                               Page 27 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       ISSUANCE OF COMMON STOCK AND WARRANTS (continued)-

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

During 1997, the Company issued 3,089,680 previously subscribed shares of its common stock and also issued 3,746,336 shares of its common stock to various consultants for services rendered. Also, in 1997, the Company received $400,000 for subscriptions to acquire 5,714,285 shares of its common stock and warrants to purchase 8,428,571 shares of common stock at $.07 per share, 25,000,000 shares at $.20 per share, and 33,333,333 shares at $. 15 per share.

During the first quarter of 1998, the Company issued 5,714,285 previously subscribed shares of its common stock and also issued 857,143 additional shares for aggregate proceeds of $60,000. The Company also issued 864,746 shares of its common stock in exchange for a note payable in the amount of $40,000 plus accrued interest of $3,238.

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

During 1989, in consideration for services rendered over the prior three years, the Company granted to a member of its Scientific Advisory Board a nonqualified option to purchase 325,000 shares of common stock of the Company at an exercise price of $.001 per share. This option was exercised in 1989.

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

In 1995, as part of their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer, were granted options to purchase an aggregate of 4,500,000

                               Page 28 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       STOCK OPTIONS (continued)-

shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January 1, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years for the options.

The following is a summary of option transactions:


                                                              Weighted Average
Fixed Options                                     Shares       Exercise Price

Balance - January 1, 1996                          4,500,000             $   .20
Granted - Employees                                        -                   -
Exercised                                                  -                   -
Forfeited                                              -                       -
                                                ------------
Balance - December 31, 1996                        4,500,000                   -
Granted - Employees                                        -                   -
Exercised                                                  -                   -
Forfeited                                        (3,000,000)                   -
                                                 -----------
Balance - December 31, 1997                        1,500,000                 .20
                                                  ==========
Exercisable at December 31, 1997                   1,500,000
                                                  ==========
Weighted-average fair value of options
   granted during the year                     $      -
                                                  =======


The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                   Outstanding Options                                       Exercisable Options

                                         Weighted
                                         Average
                       Number           Remaining         Weighted-           Number         Weighted
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

                                                     1997              1996
                                                  ----------        --------
Net loss                          As reported       $775,559       $1,329,395
                                  Pro forma         $703,221       $1,571,782
Net loss per share                As reported         $(.01)           $(.01)
                                  Pro forma           $(.01)           $(.01)


                               Page 29 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       MINORITY INTEREST

In June 1988, MCL issued 2,000,000 units consisting of one share of common stock and two warrants which allow the holder to purchase one share of common stock per warrant. The warrants are exercisable at $. 125 per share. The net proceeds of this offering were $84,024. The warrants were originally scheduled to expire on December 31, 1992 but were extended to December 31, 1995. In 1988, MCL issued 1,938,000 shares of common stock at $.005 per share to a consultant for services rendered. Following these transactions, the Company's ownership of MCL was 72.2%.

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

10.      NOTES PAYABLE

Short-term debt at December 31, 1997 and March 31, 1998, consisted of the following:


                                                        December        March
                                                          31,            31,
                                                         1997           1998
                                                        --------        -------
Notes payable to ten  stockholders,
  due on demand,  plus interest at 10% per
  annum (in arrears).  The Company is obligated
  to accept the rate at face value plus  accrued
  interest as partial  payment for shares the
  lender may purchase from the Company upon
  exercise of the lender's  option to acquire
  shares from   the  Company.                            $60,815         $60,815

Notes payable to directors totaling $28,000 and
  a note payable to a third  party in the amount
  of $9,000,  due on April 22,  1995  (principal
  and accrued interest in arrears as of report
  date),  plus interest ranging from 8% to 9% per
  annum.  Each  lender has the right to  convert
  any  portion of the  principal  and  interest
  into common  stock at a price per share equal
  to the price per share  under the most recent
  private placement transaction.                           37,000         37,000

Notes payable to directors and a family member of
  a director, due at various dates in 1995,  1996
  and 1997  (principal  and accrued  interest in
  arrears as of report date), plus interest at 8%
  per annum. The Company has the right  to  repay
  the  loans  with  restricted  stock  at $.10  per
  share  if   alternative financings do not
  occur.                                                   216,300       216,300




                               Page 30 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      NOTES PAYABLE (continued)-


   Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The Company has the right, on or after the payment due date, to repay the loan with restricted shares valued at $.05 per share.
                                                          40,000         -0-
   Total short-term debt                                $354,115     $314,115
                                                         =======      =======



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

The effect of these restatements is as follows:

                                                               Three Months Ended
                   -----------------------------------------------------------------------------------------------------------
                     December 31, 1991     March 31, 1992       June 30, 1992     September 30, 1992     December 31, 1992
                     -----------------     --------------       -------------     ------------------     -----------------

Net loss:
  Previously
  reported                 $1,215,200           $151,930            $173,496               $147,905             $  89,510
  Adjustment                    5,000             24,555               -                     24,470                32,075
                                -----            -------           ---------               --------              --------
As adjusted                $1,220,200          $ 176,485           $ 173,496              $ 172,375             $ 121,585
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


                               Page 31 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAXES

The components of the provision for income taxes are as follows:

                                                  From the Date of Inception
                                                   (January 31, 1986) through
                                                      December 31, 1997
                           1997    1996     1995          (Cumulative)
                           ----    ----     ----         -------------
Current tax expense         $ -     $ -      $ -              $ -
Deferred tax expense         -       -        -                 -
                            ---     ---      ---                --

Income tax expense         $ -     $ -      $ -               $ -
                            ===     ===      ===               ==

A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                                      1997       1996      1995    Cumulative
                                      ----       ----      ----    ----------
Taxes at U.S. Federal Statutory        $ -        $ -       $ -       $ -
  rate                                  -          -         -         -
                                       ---        ---       ---       --
State Income taxes
                                      $ -        $ -       $ -        $ -
                                       ===        ===       ===        ==

At December 31, 1997 and 1996, deferred tax assets (liabilities) consisted of the following:
                                                  1997          1996
                                                 ------        -----
                                                $         -   $         -
Current deferred tax liabilities                          -             -
Noncurrent deferred tax liabilities               1,748,419     1,651,738
Current deferred tax assets                               -             -
Noncurrent deferred tax assets                  (1,748,419)   (1,651,738)
                                                -----------   -----------
Valuation allowance
                                             $         -    $         -
                                              ============== ==========



At December 31, 1997, the Company has a net operating loss (NOL) carryforward totaling approximately $11,275,000 that may be offset against future taxable income in varying amounts through 2006. No benefit has been reported in the 1997 or 1996 financial statements, however, because the Company believes there is at least a 50%; chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance.

Under certain circumstances, Section 382 of the Internal Revenue Code of 1986 restricts a corporation's use of its NOL carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing NOL carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its NOL carryforward were not restricted.

13.      REDEEMABLE COMMON STOCK

On February 12, 1993, per a settlement agreement ("Agreement"), the Company issued 200,000 shares of restricted common stock to an unrelated third party ("Party"). According to the Agreement, if net funds available specified in the Agreement. If the Company files a registration statement for an offering of its securities, it must use its best efforts to

                               Page 32 of 38 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      REDEEMABLE COMMON STOCK (continued)-

include such shares in the registration statement. If all, or any portion of the shares have not been purchased by the Company pursuant to the exercise of the put option described above, or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying mounts reflected in the consolidated balance sheets for cash, receivable from affiliate, accounts payable and notes payable approximate the respective values. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:

                                        Carrying       Fair
                                         Amount       Value
Assets:
Cash                                    $  30,339   $  30,339
Receivable from affiliate                  48,947      48,947

Liabilities:
Accounts payable and liabilities          730,322     730,322
Short-term debt                           314,115     314,115




Cash, receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at March 31, 1998.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.



                               Page 33 of 38 Pages

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

From its organization in January 1986, the Company has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. The Company has.not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, the Company has attributed $2,327,685 as expenditures for research and development.

By letter agreement dated March 23, 1993, with ISSOT, the Company entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at University-based hospitals, which will enter into agreements with the Company on a site-by-site basis. The ISSOT letter agreement requires the Company to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company's efforts to re-open the FDA IND.

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



                               Page 34 of 38 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


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

Three-month periods ended March 31, 1998, and March 31, 1997

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

Expenditures for research and development during the 1998 period were $8,050 and were $-0- in the 1997 period.

General and administrative expenses were $155,693 in the 1998 period as compared to $194,579 in the 1997 period.

Interest expense was $6,831 in the 1998 period compared to $7,080 in the 1997 period and was accrued regarding notes payable to Company directors.

Net cash used in operating activities was $167,834 in the 1998 period as compared to $15,980 in the 1997 period. The increase was due primarily to payments of accounts payable and accrued expenses.

Cash provided by financing activities increased in the 1998 period by $48,200. The increase was due primarily to the sale of common stock during the period.

Three-month periods ended,March 31, 1997, and March 31, 1996

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

There were no expenditures for research and development during the 1997 or 1996 period.




                               Page 35 of 38 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


General and administrative expenses were $194,579 in the 1997 period as compared to $238,509 in the 1996 period.

Interest expense increased from 1996 to 1997 by approximately $4,000 to $7,000 due to the increase in notes payable to Company directors.

Net cash used in operating activities was $15,980 in the 1997 period as compared to $268,511 in the 1996 period. The decrease was due primarily to decreased revenues from the sale of stock and stock subscriptions and increases in accounts payable and accrued expenses.

Cash provided by financing activities decreased in the 1997 period by $255,482. The decrease was due primarily to common stock subscriptions received during the period.

Liquidity and Capital Resources

At March 31, 1998, the Company had a working capital deficiency of $1,012,138 and stockholders' deficiency of $953,099. At December 31, 1997, the Company had a working capital deficiency of $945,859 and stockholders' deficiency of $886,167.

The management of the Company has developed a strategy which it believes will enable it to fund requisite research necessary to gain regulatory approval(s) and continue operations. The Company has structured a cohesive scientific plan encompassing a number of research initiatives which it believes may enable it to successfully achieve its primary goals, which include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS.

The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce, or cease, operations.


                               Page 36 of 38 Pages

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

                  (b) No reports on Form 8-K were filed  during the  quarter for which this report is filed.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MEDIZONE INTERNATIONAL, INC.
                                    (Registrant)



                           /s/Arthur P. Bergeron
                           Arthur P. Bergeron
                           Vice President and
                           Chief Financial Officer



May 11, 1998



                               Page 37 of 38 Pages