Form 10-Q
period 1998-06-30
MEDIZONE INTERNATIONAL INC
filed 1998-08-14
CIK 753772

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                         YES [X]                    NO [ ]

At July 21, 1998, there were outstanding 144,323,804 shares of the registrant's common stock.

                               Page 1 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                 June 30, 1998

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




                               Page 2 of 37 Pages

                        PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements

              MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                       (A Development Stage Company)
                  Interim Consolidated Balance Sheets
                               (unaudited)

                                  ASSETS


                                                      June 30,      December 31,
                                                       1998             1997
                                                     ---------      ------------
CURRENT ASSETS
  Cash and cash equivalents                           $83,235       $138,173
  Prepaid expenses and advances                          -             9,154
                                                      -------       --------

               Total Current Assets                    83,235        147,327
                                                      -------       --------

FIXED ASSETS
  Office equipment                                      4,318          2,301
  Furniture and fixtures                                6,307          6,307
                                                      -------       --------
                                                       10,625          8,608
  Less accumulated depreciation                        (1,848)          (340)
                                                      -------       --------

                                                        8,777          8,268
                                                      -------       --------

OTHER ASSETS
  Investment in affiliate (Note 1)                       -                -
  Receivable from affiliate (Note 1)                   48,947         48,947
  License agreement (Note 5)                             -                -
  Organization costs (net of accumulated
               amortization of $5,520 and $5,520,
               respectively)                             -                -
  Deposits (Note 6)                                       405          2,477
                                                     --------       --------

                                                     $141,364       $207,019
                                                     ========       ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 3 of 37 Pages

                       PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                       (A Development Stage Company)
                   Interim Consolidated Balance Sheets
                                (unaudited)

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                   June 30,         December 31,
                                                     1998               1997
                                                  -----------       ------------
CURRENT LIABILITIES
  Accounts payable                                 $  496,678        $  517,011
  Accrued liabilities                                 243,136           222,060
  Notes payable (Note 10)                             310,491           354,115
                                                   ----------        ----------

    Total Current Liabilities                       1,050,305         1,093,186
                                                   ----------        ----------

COMMITMENTS AND CONTINGENCIES                               -                 -
  (Notes 2, 3, 6 and 13)

REDEEMABLE COMMON STOCK (Note 13)                           -                 -

MINORITY INTEREST (Note 9)                                  -                 -

STOCKHOLDERS' DEFICIENCY
    (Notes 1, 2, 3, 7, 8, 9 and 11)
  Common stock, authorized 250,000,000 shares;
    par value $.001 per share; issued
    and outstanding 144,323,804 and 136,887,629
    shares for 1998 and 1997, respectively            144,324           136,888
  Common stock subscribed                                   -             5,714
  Additional paid-in capital                       12,423,842        12,188,909
  Accrued stock option compensation                         -                 -
  Deficit accumulated during development stage    (13,447,107)      (13,217,678)
                                                   ----------         ---------

    Total Stockholders' Deficiency                   (908,941)         (886,167)
                                                     --------           -------

                                                     $141,364          $207,019
                                                     ========          ========



                  The accompanying notes are an integral part of these consolidated financial statements.


                               Page 4 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                  Interim Consolidated Statements of Operations
                                   (unaudited)




                                                                                                              From the Date
                                              For the Six Months               For the Three Months           of Inception
                                                Ended June 30,                    Ended June 30,             (Jan. 31, 1986)
                                          ----------------------------     -------------------------             through
                                              1998           1997             1998             1997          June 30, 1998
                                          ------------    ------------     ------------    ------------     ---------------
Sales                                     $       -0-     $       -0-      $       -0-     $       -0-       $    133,349
                                          ------------    ------------     ------------    ------------     ---------------

Costs and expenses:
  Costs of sales                                  -0-             -0-              -0-             -0-            103,790
  Research and development
    expenses                                    8,209         106,000              159         106,000          2,327,844
  General and administrative
    expenses                                  238,201         548,048           82,508         353,469          9,955,922
  Compensation under
    stock options                                 -0-             -0-              -0-             -0-            872,894
  Interest expense                             13,439          14,335            6,608           7,255            787,105
  Other income and expense, net                  (420)            -0-              (16)            -0-            (19,780)
                                          -----------     -----------      ------------    ------------     ---------------

    Total Costs & Expenses                    259,429         668,383           82,259         466,724         14,027,775
                                          -----------     -----------      ------------    ------------     ---------------

Net loss before extraordinary
  gain on minority interest                  (259,429)       (668,383)         (82,259)       (466,724)       (13,894,426)

Extraordinary gain on sale of
  investment in subsidiary (Note 1)               -0-             -0-             -0-              -0-            100,000
                                                                                                            ---------------
Net loss before minority interest            (259,429)       (668,383)         (82,259)       (466,724)       (13,794,426)
Minority interest in loss                         -0-             -0-             -0-              -0-             26,091
Prior period adjustment (Note 11)                 -0-             -0-             -0-              -0-            291,228
                                          -----------     -----------      ------------    ------------     ---------------

Net loss                                    $(259,429)      $(668,383)        $(82,259)       $466,724)      $(13,477,107)
                                          ===========     ===========      ============    ============     ===============

Weighted average number of
  shares outstanding                      140,606,000     133,406,000      144,324,000     133,406,000         86,997,000
                                          ===========     ===========      ===========     ===========      ===============

Loss per share                                  $0.00           $0.00            $0.00           $0.00            $(0.15)
                                          ===========     ===========      ===========     ===========      ===============




                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 5 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
       From the Date of Inception (January 31, 1986) through June 30, 1998
                                 (unaudited)

                                                                                                        Deficit
                                                                                                     Accumulated
                                                                     Additional       Accrued           During
                                           Common Stock               Paid-in       Stock Option     Development
                                      Shares           Amount         Capital       Compensation        Stage
                                   ------------     ------------    ------------    ------------     ------------
MEDIZONE - DELAWARE
----------------------
Initial capitalization
   of Medizone Delaware
   (no par value) Feb.
   1986 ($10.21 per
   share)                                  882           $9,001
  Shares of Medizone
    (Delaware [no par
    value] issued for
    cash, March 1986
    ($22.58 per share)                      50            1,129
                                   ------------     ------------

                                           932          $10,130
                                   ============     ============
MEDIZONE - NEVADA
(formerly Madison Funding, Inc.
  Existing shares of
  Medizone Nevada
  (formerly Madison
  Funding, Inc.) (par
  value $.001 per
  share)                             5,500,000           $5,500        $139,998                      $      (310)
  Exchange of 932 shares
  of Medizone Delaware
  for shares of
  Medizone Nevada
  resulting in a
  reverse merger,
  March 1986                        37,500,000           10,130

  Reallocation of paid-
  in capital to par
  value due to
  recapitalization as
  a result of reverse
  merger                                                 27,370         (27,370)
                                   -----------      ------------    -------------                    ------------
  Balance after reverse
  merger, March 1986
  (par value $.001 per
  share)                           43,000,000            43,000         112,628                             (310)
  Shares issued for
  services, July 1986
  ($.10 per share)                     50,000                50           4,950
  Shares issued for
  warrants, Aug.
  through Oct. 1986
  ($.10 per share)                  7,814,600             7,815         773,645
  Stock issuance cost in
  connection with
  shares issued for
  warrants                                                             (105,312)
  Adjustment to accrued
  stock option
  compensation                                                                         $223,521
  Net/(loss) for the
  year ended December
  31, 1986                                                                                              (795,758)
                                   -----------      -------------   ------------    -----------      ------------
Balance, December 31
  1986                             50,864,600           $50,865        $785,911        $223,521        $(796,068)


(Continued on next page)

                   The accompanying notes are an integral part of these consolidated financial statements.

                               Page 6 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
       From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                 Additional           Accrued             During
                                       Common Stock               Paid-in          Stock Option         Development
                                  Shares           Amount         Capital          Compensation            Stage
                               ------------     -----------     ------------       -------------      --------------
Balance, December 31,
  1986                          50,864,600         $50,865         $785,911            $223,521         $( 796,068)

Shares issued for
  warrants, Jan. 1987
  ($.10 per share)                   2,600               2              257
Shares issued for
  patent, March 1987
  ($.69275 per share)            1,000,000           1,000          692,750
Shares issued for
  cash, June 1987
  (from $.10 to $.25
  per share)                       950,000             950          149,050
Shares issued for
  services, June and
  July 1987 (from $.10
  to $.25 per share)               203,167             203           24,314
Stock option
  compensation expense
  relating to option
  exercised in August
  1987                                                                                  388,551
Option exercised,
  August 1987 ($.001
  per share)                       250,000             250          437,250            (437,250)
Adjustment to accrued
  stock option
  compensation                                                                          510,527
Net/(loss) for the
  year ended December
  31, 1987                                                                                              (2,749,400)
                               ------------     -----------     ------------       -------------      -------------

Balance, December 31,
  1987                          53,270,367          53,270        2,089,532             685,349         (3,545,468)

Options exercised,
  Jan. 1988 ($.001 per
  share)                           200,000             200           99,800             (99,800)
Shares issued for
  cash, Sept. 1988
  ($.0833 per share)             1,000,000           1,000           79,000
Shares issued for
  services (from $.10
  to $.25 per share)                35,000              35            7,965
Adjustment to accrued
  stock option
  compensation                                                                         (584,599)
Issuance of shares by
  subsidiaries                                                      174,126
Net/(loss) for the
  year ended December
  31, 1988                                                                                                (714,347)
                               -----------      -----------       ---------        -------------       ------------
Balance, December 31,
  1988                          54,505,367         $54,505       $2,450,423             $   950        $(4,259,815)

(Continued on next page)

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 7 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
      From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                    Additional          Accrued              During
                                        Common Stock                 Paid-in         Stock Option        Development
                                    Shares           Amount           Capital         Compensation           Stage
                                 ------------     ------------     ------------     --------------      -------------

Balance, December 31,
  1988                            54,505,367          $54,505       $2,450,423          $     950       $ (4,259,815)

Shares issued for
  services (from $.10
  to $.19 per share)                 261,889              262           46,363
Shares issued for cash
  (from $.03 to $.10
  per share)                       5,790,000            5,790          285,710
Shares issued for
  notes and accrued
  liabilities (from
  $.06 to $.24 per
  share)                           4,749,532            4,750          578,978
Options exercised
  ($.001 per share)                  375,000              375           59,125            (59,125)
Adjustment to accrued
  stock option
  compensation                                                                             58,175
Net/(loss) for the
  year ended December
  31, 1989                                                                                                  (862,051)
                                 -----------      ------------     ------------     --------------      -------------
Balance, December 31,
  1989                            65,681,788           65,682        3,420,599                -0-         (5,121,866)

Shares issued for
  services ($.10 per
  share)                             880,000              880           87,120
Shares issued for cash
  (from $.03 to $.05
  per share)                       4,250,000            4,250          175,250
Shares issued for
  notes and accrued
  liabilities (from
  $.055 to $.10 per
  share)                           2,422,727            2,423          137,577
Adjustment to accrued
  stock option
  compensation                                                                              6,000
Issuance of shares by
  subsidiaries                                                         100,000
Net/(loss) for the
  year ended December
  31, 1990                                                                                                  (606,309)
                                 -----------        -----------    ------------     --------------      -------------
Balance, December 31,
  1990                            73,234,515           $73,235      $3,920,546             $6,000        $(5,728,175)

                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 8 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
     From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                    Additional          Accrued              During
                                        Common Stock                 Paid-in         Stock Option        Development
                                    Shares           Amount           Capital         Compensation           Stage
                                 ------------     ------------     ------------     --------------      -------------
Balance, December 31,
  1990                            73,234,515          $73,235       $3,920,546           $  6,000        $(5,728,175)

Shares issued for
  services (from $.15
  to $.20 per share)                 425,000              425           72,075
Shares issued for cash
  (from $.036 to $.20
  per share)                       4,366,667            4,366          305,634
Adjustment to accrued
  stock option
  compensation                                                                            324,800
Options exercised
  (from $.22 to $.93
  per share)                         450,000              450          204,050           (204,050)
Sale of subsidiary's
  stock                                                                  5,000
Net/(loss) for the
  year ended December
  31, 1991                                                                                                (1,220,152)
                                 ------------     ------------     ------------     -------------       -------------

Balance,
December 31, 1991                 78,476,182           78,476        4,507,305            126,750         (6,948,327)

Shares issued for
  services ($.20 per
  share)                             151,500              152           30,148
Shares issued for
  accrued liabilities
  ($.15 per share)                   250,000              250           37,250
Shares issued for cash
  ($.15 to $.20 per
  share)                           2,702,335            2,702          427,648
Shares issued in
  settlement of
  advances from and
  amounts due to
  stockholder ($.10
  per share)                      13,118,619           13,119          800,248
Options exercised
  ($.50 per share)                   250,000              250          124,750           (124,750)
Adjustment to accrued
  stock option
  compensation                                                                             (2,000)
Sale of subsidiary's
  stock                                                                 81,100
Net/(loss) for the
  year ended
  December 31, 1992                                                                                         (649,941)
                                 ------------     -----------      ------------     --------------      -------------

Balance,
December 31, 1992                 94,948,636          $94,949        $6,008,449                -         $(7,598,268)


(Continued on next page)

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 9 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
      From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                                     Deficit
                                                                                                                  Accumulated
                                                                                   Additional      Accrued          During
                                        Common Stock                                Paid-in      Stock Option     Development
                                    Shares           Amount        Subscribed        Capital     Compensation       Stage
                                 ------------     ------------     ----------     ------------   ------------    -------------
Balance,
December 31, 1992                 94,948,636          $94,949                      $6,008,449            -       $ (7,598,268)

Cancelled shares
  previously issued in settle-
  ment of advances from and
  amounts due to stockholder
  ($.062/share)                  (13,118,619)         (13,119)                       (800,248)
Shares issued for
  services from $.10
  to $.46/sh.)                     5,347,219            5,347                         542,859
Shares issued for
  cash (from $.15 to
  $.20/share)                      1,471,666            1,472                         269,528
Shares subscribed                                                     $2,619          259,296
Net/(loss) for the
  year ended
December 31, 1993                                                                                                  (1,598,342)
                                 ------------     ------------     ----------     ------------   ------------    -------------
Balance,
December 31, 1993                 88,648,902           88,649          2,619        6,279,884                      (9,196,610)

Shares issued for
  services ($.10 per
  share)                           1,431,590            1,431                         141,727
Shares subscribed
  ($.10 per share)                                                     9,552          945,682
Shares subscribed
  for cancellation of
  indebtedness ($.10
  per share)                                                             417           41,234
Shares subscribed
  for cancellation of
  indebtedness to
  former management
  ($.18 per share)                                                    11,250        2,022,379



(Continued on next page)

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Page 10 of 37 pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
      From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                   Additional        Accrued           During
                                        Common Stock                                Paid-in        Stock Option     Development
                                    Shares           Amount        Subscribed        Capital       Compensation        Stage
                                 ------------     ------------     ----------     ------------     ------------     ------------
Issuance of
  subscribed stock                10,384,900          $10,385       $(10,385)
Issuance of shares
  to certain prior purchasers
  of common stock in recognition
  of disparity in purchase
  price in contemporaneous
  offering                         1,125,834            1,126                       $  (1,126)
Prior period
  adjustment                                                                                                         $  219,422
Net loss for the
  year ended
  December 31, 1994                                                                                                  (1,126,315)
                                 -----------      ------------     ----------     ------------     ------------     ------------
Balance,
December 31, 1994                101,591,226          101,591         13,453        9,429,780               -       (10,103,503)

Redeemable shares
  converted to common
  stock                              200,000              200                          39,800
Shares issued for
  services ($.10/share)            2,050,000            2,050                         202,950
Issuance of
  subscribed stock                17,524,860           17,524        (17,524)
Cancelled shares
  previously issued
  to former
  management                      (1,242,727)          (1,242)                        (70,563)
Shares subscribed
  ($.10 per share)                                                     9,118          902,707
Prior period
  adjustment                                                                                                             71,806
Sales of
  subsidiary's stock                                                                   50,000
Net/(loss) for the
  year ended
  December 31, 1995                                                                                                  (1,081,027)
                                 -----------      -----------      ----------     ------------     ------------     ------------
Balance,
  December 31, 1995              120,123,359        $120,123        $  5,047      $10,554,674               -       (11,112,724)


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 11 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
     From the Date of Inception (January 31, 1986) through June 30, 1998
                                   (unaudited)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                   Additional        Accrued          During
                                        Common Stock                                Paid-in        Stock Option    Development
                                    Shares           Amount        Subscribed        Capital       Compensation       Stage
                                 ------------     ------------     ----------     ------------     ------------    ------------


Shares issued for
 cash ($.10 per
share)                               100,000             100            -               9,900               -               -

Shares issued for
 services ($.10 per
 share)                            1,415,875           1,416            -             140,171               -               -

Issuance of
  subscribed stock                 8,412,379           8,413         (8,413)             -                  -               -

Shares subscribed
  ($.10 per share)                        -               -            6,456          718,991               -               -

Net (loss) for the
  year ended December                     -               -              -                -                 -               -
  31, 1996                                                                                                           (1,329,395)
                                 ------------     ----------       --------         --------          ------------   ----------

Balance, December
  31, 1996                       130,051,613         130,052          3,090        11,423,736               -       (12,442,119)

Issuance of
  subscribed stock                 3,089,680           3,090         (3,090)             -                  -               -

Shares subscribed
  ($.07 per share)                        -               -            5,714          394,287               -               -

Shares issued for
  services ($.10 per
  share)                           3,746,336           3,746             -            370,886               -               -

Net (loss) for the
  year ended                              -               -              -                 -                -          (775,559)
  December 31, 1997
                                  -----------     -----------         ------       ----------            ------     ------------
Balance,
  December 31, 1997              136,887,629        $136,888         $5,714       $12,188,909            $ -0-     $(13,217,678)
                                  ===========     ============        ======      ===========            ======    =============


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               Page 12 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
       Interim Consolidated Statements of Changes in Stockholders' Equity
      From the Date of Inception (January 31, 1986) through June 30, 1998
                                  (unaudited)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                               Additional         Accrued             During
                                              Common Stock                       Paid-in         Stock Option       Development
                              Shares              Amount       Subscribed        Capital        Compensation          Stage
                             --------           ---------     ------------   ---------------   --------------      --------------
Issuance of
  subscribed stock           5,714,286          $5,714         $(5,714)
Shares issued for
  cash ($.07 per
  share)                       857,143             857                          $ 59,143
Shares issued for
  notes and accrued
  interest ($.05/sh)           864,746             865                            42,373
Sale of subsidiary's
  stock                                                                          133,417
Net (loss) for the
  six months ended
  June 30, 1998                                                                                                      ($259,429)
                           -----------         ---------        ---------      ---------       --------------     --------------
Balance
  June 30, 1998            144,323,804         $144,324           $-0-       $12,423,842           $-0-           $(13,477,107)
                           ===========         ========          =======     ===========         =========        =============



                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                               Page 13 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                From the Date
                                                                 of Inception
                                   For the Six Months Ended     (Jan. 31, 1986)
                                           June 30,                through
                                   1998                1997      June 30, 1998
                                   ----                ----     --------------
OPERATING ACTIVITIES

  Net loss                        $(259,429)       $(668,383)     $(13,477,107)
  Prior period adjustment              -                -                 -
  Adjustments to reconcile
    net loss to cash used in
    operating activities:
    Issuance of stock for
    accrued interest                 3,238              -                3,238
    Issuance of stock for
    services                           -             361,918         1,687,525
    Stock subscription for
    services                           -                -               13,380
    Compensation- stock options        -                -              924,975
    Write-off of license
    agreement                          -                -                    2
    Write-off of patent                -                -              693,750
    Depreciation and
    amortization                     1,508             1,356            24,288
    Minority interest in loss          -                -              (26,091)
  Changes in assets and
    liabilities:
    Current and other assets         9,154             6,776           (48,947)
    Accounts payable               (20,333)          160,109           702,867
    Accrued liabilities             21,076           100,497           299,921
                                   --------         --------         ---------

Net Cash Used in Operating
Activities                        (244,786)          (37,727)       (9,202,199)
                                  ---------         --------        ----------
INVESTMENT ACTIVITIES
  Additions to organization
  costs                                -                 -             ( 8,904)
  (Additions)/deletions to
   fixed assets                      (2,017)          6,562            (24,159)
  (Additions)/deletions to
   deposits                           2,072           5,998            (   405)
                                  ---------         --------          ---------

Net Cash Used in Investment
  Activities                             55          12,560            (33,468)
                                  ---------         --------          ---------

FINANCING ACTIVITIES
  Issuance of stock for cash         60,000             -            1,937,977
  Stock issuance cost                  -                -             (105,312)
  Exercise of warrants                 -                -              781,719
  Exercise of stock options            -                -                1,525
  Sale of stock of subsidiary       133,417             -              555,264
  Proceeds of long-term debt           -                -              191,657
  Proceeds of notes payable            -                -              283,665
  Payment of notes payable           (3,624)            -             (192,774)
  Redeemable common stock              -                -               40,000
  Increase in minority
  interest                             -                -               14,470
  Common stock subscribed              -                -            5,204,515
  Increase in notes and loans
  payable                              -               21,800          606,196
                                     -------           ------          -------

Cash Provided by Financing
  Activities                         189,793           21,800        9,318,902
                                     -------           ------        ---------


                  The accompanying notes are an integral part of these consolidated financial statements.

                               Page 14 of 37 Pages

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        From the Date
                                                                        of Inception
                                          For the Six Months Ended     (Jan. 31, 1986)
                                                  June 30,                through
                                            1998             1997      June 30, 1998
                                            ----             ----     --------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $(54,938)       $(3,367)         $83,235

  Cash and cash equivalents,
    beginning of period                    138,173          3,579              -
                                          ----------      --------         -------
  Cash and cash equivalents,
    end of period                         $ 83,235         $ (212)         $83,235
                                          ==========       =======         =======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

  Cash paid for interest                       -              -            $26,483

SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTIVITIES

  Conversion of accrued interest
    to stock                                 3,238            -          $   3,238
  Conversion of notes payable to
    stock                                   40,000            -          2,131,980
  Conversion of long-term debt to
    stock                                      -              -            191,658
  Conversion of accrued liabilities
    to stock                                   -              -            258,689
  Conversion of accounts payable
    to stock                                   -              -              4,285
  Conversion of due to stockholders
    to stock                                   -              -          1,103,263
  Issuance of stock for license
    agreement                                  -              -                  2
  Issuance of stock for patent                 -              -            693,750
  Cancellation of stock for reinstate-
    ment of due to stockholders                -              -            813,367
  Conversion of redeemable common stock
    to common stock                            -              -             40,000





                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                               Page 15 of 37 Pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===========================================================================

1.  NATURE OF THE BUSINESS

Background

Medizone International, Inc., a Delaware corporation (Medizone-Delaware) was formed on January 31, 1986. Medizone International, Inc. (the Company) was organized under the laws of the State of Nevada on August 27, 1984 as Madison Funding, Inc. (Madison) for the purposes of investing in, acquiring, operating and disposing of businesses or assets of any nature. On March 26, 1986, control of Madison was acquired by the stockholders of Medizone-Delaware and Madison changed its name to Medizone International, Inc. The substance of this transaction was the acquisition of the net monetary assets of Madison in exchange for the equity of Medizone-Delaware. As a result of this transaction, the stockholders of Medizone-Delaware acquired 87.2% of Madison. Therefore, the transaction was accounted for as a pooling of interests.

On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia with authorized capital of 25,000,000 common shares without par value. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $l.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), a company incorporated under the laws of the Province Of British Columbia, AGMC purchased 130,000 shares of MedCan for (U.S.) $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, a Utah corporation (KPC). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its named to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of KPC, consisting solely of cash in the amount of approximately $89,000. KPC and its subsidiary MedCan are hereinafter referred to as MCL.

In June 1998, the Company sold 24,319,921 shares of MCL stock, representing its entire remaining holdings, for cash in the amount of $125,000.


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

Pursuant to the Transaction Documents, the Company purchased one hundred percent of MNZ from Richard G. Soloman ("Solomon), a New Zealand citizen, who became a director of the Company in January, 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold fifty percent of MNZ to Solwin, a corporation owned by Solomon, for U.S. $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis. During the period covered by this report, the Directors of MNZ were Solomon and Milton Adair, the company's former President and Chief Executive Officer and a Director. Mr. Adair resigned as a Director on July 28, 1998.

Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement") with MNZ.

                                  Page 16 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================
1. NATURE OF THE BUSINESS (continued)

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

                                                             Medizone
                                    Medizone                New Zealand
                                International, Inc.           Limited
                                -------------------         ------------
Initial license                       50%                       50%

Subsequent license
fees up to $500,000                   50%                       50%

Subsequent license fees
between $500,000 and $750,000         75%                       25%

Subsequent license fees in
excess of $750,000                    85%                       15%


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

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

                           Page 17 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

1. NATURE OF THE BUSINESS (continued)

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

                           Page 18 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================
2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT

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

          President and Chief
          Executive Officer                Milton G. Adair
          Chief Operating Officer          Kenneth Gropper
          Secretary                        Gerard V. Sunnen, M.D.

On November 5, 1997, the Board eliminated the position of Chief Operating Officer. Gropper remains as a Director of the Company.

Milton G. Adair resigned as President and Chief Executive Officer as well as Director on April 10, 1998.

On April 15, 1998, the Board of Directors appointed its Chairman, Edwin G. Marshall, as Chief Executive Officer and Gerard V. Sunnen, M.D., a Director and Company Secretary, as President.

                            Page 19 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

2. CHANGES IN MANAGEMENT CONTROL AND LITIGATION AGAINST FORMER MANAGEMENT (Continued)

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

Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing Medizone (the drug) or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence

                            Page 20 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================
3. GOING CONCERN (continued)

sufficient to demonstrate that Medizone (the drug) and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

In order to initiate the first phase (i.e., Phase 1) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND") which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, MCL through June 1998, which was a 66.6% owned subsidiary until its sale by the Company, and Medizone-Delaware (an inactive company). Intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

                           Page 21 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                           Page 22 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

5. OTHER ASSETS (continued)

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

6. COMMITMENTS AND CONTINGENCIES (See also Notes 7 and 10)

On May 14. 1997, the employment contract of the Company's former President and Chief Operating Executive Officer was terminated for cause. The Company hired a new President and Vice President of Operations (who was not a corporate officer) at annual salaries of $200,000 and $65,000 respectively, who operated the Company's headquarters in Salt Lake City until their resignations were accepted effective April 10, 1998, in conjunction with the decision to relocate the headquarters to California. The Company did not have a written employment agreement with its President or Vice President of Operations. The employment contract of the Company's Vice President, Treasurer and Chief Financial Officer for an annual salary of $72,000 plus expenses has remained unchanged.

In 1997 and 1996, the Company had employment contracts with two officers. The former President and Chief Operating Officer was paid $180,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer is paid $72,000 annually, plus expenses.

The Company retained an investor relations firm which acted as the Company's liaison with the brokerage community through April 1998. The agreement was for a period of one year, but could be extended by the parties for additional one year periods. It received a monthly payment of $2,000, plus expenses. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws. The agreement was terminated by the Company in April 1998.

In 1994, the Company had consulting relations with two officers. The President and Chief Operating Officer was paid $72,000 annually and was reimbursed monthly for expenses related to a leased automobile. The Vice President, Treasurer and Chief Financial Officer was paid $36,000 annually.

                            Page 23 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

6. COMMITMENTS AND CONTINGENCIES (See also Note 7 and 10) (continued)

From November 17, 1992 through December 31, 1994 the Company maintained a consulting relationship with the Company's Vice President, who is also Treasurer and Chief Financial Officer, whereby the Company was billed in connection with accounting services provided by a private company owned by the Company's Vice President.

For the year ended December 31, 1996, the Company leased from an unaffiliated party, office space in New York City under a two-year lease expiring on February 28, 1998, at an annual rental of approximately $21,000. The Company terminated this lease in June 1997 and paid $4,599 to the landlord in settlement of any claim for unpaid rent under the lease. On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its office in Salt Lake City at an annual rent of approximately $23,000. The office was used for executive offices and administrative purposes until the Company relocated its headquarters to California in April 1998. The Company negotiated with the landlord to eliminate its future obligation under the lease by applying its lease deposit to rent in exchange for cancellation of the remainder of the lease term.

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

                           Page 24 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

6. COMMITMENTS AND CONTINGENCIES (See also Note 7 and 10) (continued)

however, the court limited plaintiff's claim to her actual damages and dismissed her claim for punitive damages on these counts. In addition, the court dismissed these claims in their entirety as against Medizone Canada, Ltd. and Dr. Latino.

A Stipulation of Settlement was executed by the parties, dated October 30, 1995, whereby the Company agreed to pay $61,000 in full settlement of all remaining claims, to be paid as follows:


       November 15, 1995                $20,000
       December 15, 1995                  5,000
       January 15, 1996                   5,000
       February 15, 1996                  5,000
       March 15, 1996                     5,000
       April 15, 1996                     5,000
       May 15, 1996                       5,000
       June 15, 1996                      5,000
       July 15, 1996                      6,000
                                        ---------
       Total                             61,000
                                        =========

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

                           Page 25 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

7. ISSUANCE OF COMMON STOCK AND WARRANTS (continued)

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

                           Page 26 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

7. ISSUANCE OF COMMON STOCK AND WARRANTS (continued)

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

                           Page 27 of 37 pages

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================

7.  ISSUANCE OF COMMON STOCK AND WARRANTS (continued)

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

During the first six months of 1998, the Company issued 5,714,285 previously subscribed shares of its common stock and also issued 857,143 additional shares for aggregate proceeds of $60,000. The Company also issued 864,746 shares of its common stock in exchange for a note payable in the amount of $40,000 plus accrued interest of $3,238.

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

In 1995, as part the their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer, were granted options to purchase an aggregate of 4,500,000

                            Page 28 of 37 pages

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
===========================================================================
8. STOCK OPTIONS (continued)

shares of the Company's common stock at an exercise price of $.20 per share, which vest fully on January 1, 1998 over the following vesting schedule; 33% on January 1, 1996, 33% on January 1, 1997, and 33% on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years for the options.

The following is a summary of option transactions:



                                                                    Weighted Average
Fixed Options                                    Shares              Exercise Price
-------------                                 ------------          ----------------
Balance - January 1, 1996                       4,500,000            $       .20
Granted - Employees                                 -                      -
Exercised                                           -                      -
Forfeited                                           -                      -
                                              ------------
Balance - December 31, 1996                     4,500,000                  -
Granted - Employees                                 -                      -
Exercised                                           -                      -
Forfeited                                      (3,000,000)                 -
                                              ------------
Balance - December 31, 1997                     1,500,000                    .20
                                              ============
Exercisable at December 31, 1997                1,500,000
                                              ============
Weighted-average fair value of options
  granted during the year
Weighted Average                              $     -
                                              ============


The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                    Outstanding Options                                          Exercisable Options
         ---------------------------------------------                           --------------------
                                                Weighted-
                                                Average
                                Number          Remaining     Weighted-          Number         Weighted-
         Range of               Outstanding     Contractual   Average            Exercisable    Average
         Exercisable Prices     12/31/97        Life          Exercise Price     at 12/31/97    Exercise Price
         ------------------     -----------     -----------   --------------     -----------    --------------
             $.20               1,500,000        3 years          $.20           1,500,000          $.20


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

                                                   1997              1996
                                                ----------        ----------
Net loss            As reported                  $775,559         $1,329,395
                    Pro forma                    $703,221         $1,571,782

Net loss per share  As reported                    $(.01)             $(.01)
                    Pro forma                      $(.01)             $(.01)

                               Page 29 of 37 pages

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
=============================================================================

9. MINORITY INTEREST

In June 1988, MCL issued 2,000,000 units consisting of one share of common stock and two warrants which allowed the holder to purchase one share of common stock per warrant. The warrants were exercisable at $.125 per share. The net proceeds of this offering were $84,024. The warrants were originally scheduled to expire on December 31, 1992 but were extended to December 31, 1997, at which time they expired. In 1998, MCL issued 1,938,000 shares of common stock at $.005 per share to a consultant for services rendered. Following these transactions, the Company's ownership of MCL was 72.2%.

In 1990, MCL issued 983,333 shares of common stock at prices ranging from $.05 to $.075 in private offerings to two individuals unrelated to MCL for proceeds of $57,400. MCL also issued 850,000 shares to five individuals, 550,000 shares to the three directors of MCL, 50,000 shares to an employee, and 250,000 shares to a consultant for services rendered to which MCL assigned the value of $.05 per share for an aggregate of $42,500. Following these transactions, the Company's ownership of MCL was 68.6% These transactions had previously been incorrectly reported as minority interest. Minority interest should not have been recorded on the balance sheet because of the magnitude of the stockholders' deficiency of these stockholders. Accordingly, amounts previously stated as minority interest have been restated to additional paid-in capital.

In June 1998, the Company sold its entire remaining holdings of MCL for $125,000 cash. Accordingly, the remaining balance in minority interest of $8,417 was restated to additional paid-in capital.

10. NOTES PAYABLE

Short-term debt at December 31, 1997 and June 30, 1998, consisted of the following:


                                                                          December 31,            June 30
                                                                              1997                  1998
                                                                          ------------          ------------

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lender may purchase from the
  Company upon exercise of the lender's option to acquire
  shares from the Company.                                                    $60,815               $60,815

Notes payable to former directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
  (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum.  Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per
  share under the most recent private placement transaction.                   37,000                37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $.10 per share if alternative financings do
  not occur.                                                                  216,300               212,676


                                Page 30 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

10. NOTES PAYABLE (continued)


Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date), plus interest at 6.07% per annum. The Company has the right, on or after the payment due date, to repay the loan with restricted shares
  valued at $.05 per share.                                                    40,000                  -0-
                                                                          -----------           -----------

        Total short-term debt                                                $354,115              $310,491
                                                                          ===========           ===========

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

The effect of these restatements is as follows:


                                                      Three Months Ended
                -------------------------------------------------------------------------------------------------
                 December 31, 1991    March 31, 1992    June 30, 1992     September 30, 1992    December 31, 1992

                 ------------------   --------------    -------------     ------------------    -----------------
Net loss:
  Previously
  reported              $1,215,200        $ 151,930         $ 173,496            $ 147,905             $  89,510
  Adjustment                 5,000           24,555             -                   24,470                32,075
                 -----------------    -------------     ------------       ----------------      ----------------

As adjusted             $1,220,200        $ 176,485         $ 173,496            $ 172,375             $ 121,585
                 =================    =============     =============      ================      ================

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


                           Page 31 of 37 pages

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
=============================================================================

12. INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                       From the Date of Inception
                                                                                       (January 31, 1986), through
                                                                                            December 31, 1997
                                1997                1996               1995                 (Cumulative)
                             ----------          ----------         ----------         ---------------------------
Current tax expense          $    -              $    -             $    -                   $     -
Deferred tax expense              -                   -                  -                         -
                             -----------         ----------         ----------               -----------

Income tax expense           $    -              $    -             $    -
                             ===========         ==========         ==========


A reconciliation of the consolidated income tax expense on income per the U.S. Federal Statutory rate to reported income tax follows:

                                1997                1996               1995                 (Cumulative)
                             ----------          ----------         ----------              ------------
Taxes at U. S. Federal       $    -              $    -             $    -                  $     -
  Statutory Rate
State income taxes                -                   -                  -                        -
                             -----------         ----------         ----------              ------------

                             $    -              $    -             $    -                  $     -
                             ===========         ==========         ==========              ============


At December 31, 1997 and 1996, deferred tax assets (liabilities) consisted of the following:


                                            1997                1996
                                         -----------          ----------

Current deferred tax liabilities         $   -                $    -
Noncurrent deferred tax liabilities          -                     -
Current deferred tax assets               1,748,419            1,651,738
Noncurrent deferred tax assets               -                     -
Valuation allowance                      (1,748,419)          $1,651,738
                                         -----------          -----------

                                         $   -                $    -
                                         ===========          ===========

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

13. REDEEMABLE COMMON SIOCK

On February 12, 1993, per a settlement agreement (Agreement), the Company issued 200,000.00 shares of restricted common stock to an unrelated third party (Party). According to the Agreement, if net funds available specified in the Agreement. If the Company files a registration statement for an offering of its securities, it must use its best efforts to include such shares in the registration statement. If all, or any portion of the shares have not been

                           Page 32 of 37 pages

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIA}HES
                      (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

=============================================================================

13. REDEEMABLE COMMON STOCK (continued)

purchased by the Company pursuant to the exercise of the put option described above, or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the Agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the Agreement.

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


                                    Carrying            Fair
                                     Amount             Value
                                   ----------         ----------
Assets:
Cash                               $ 83,235           $ 83,235
Receivables from affiliate           48,947             48,947

Liabilities:
Accounts payable and liabilities     739,814           739,814
Short-term debt                      310,491           310,491


Cash, receivable from affiliate and accounts payable. The carrying value of such items approximates their fair value at June 30, 1998.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.


                           Page 33 of 37 pages

Item 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

General

From its organization in January 1986, the Company has been a development stage company primarily engaged in retaining research consultants and sponsoring research to investigate the medical uses of ozone. The Company has not generated, and cannot predict when or if it will generate, sufficient cash flow to fund its continuing operations. Since its organization, the Company has attributed $2,327,844 as expenditures for research and development.

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

                           Page 34 of 37 pages

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd.)


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

Six-month periods ended June 30, 1998, and June 30, 1997

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

During the 1998 period, the Company issued 847,143 shares of its common stock for cash at $.07 per share for gross proceeds of $60,000 and issued
864,746 shares of its common stock in exchange for $40,000 of notes payable, plus accrued interest at $.05 per share. Expenditures for research and development during the 1998 period were $8,209 and were $106,000 during the 1997 period.

General and administrative expenses were $238,201 in the 1998 period as compared to $548,048 in the 1997 period.

Interest expense was $13,439 in the 1998 period compared to $14,335 in the 1997 period and was accrued regarding notes payable to former Company directors.

Net cash used in operating activites was $244,786 in the 1998 period as compared to $37,727 in the 1997 period. The increase was due primarily to increased revenues from the sale of stock, sale of subsidiary's stock, and payment of current operating expenses and a reduction in accounts payable.

Cash provided by financing activities increased in the 1998 period by $167,993. The increase was due primarily to sales of the Company's and its subsidiary's stock.

Six-month periods ended June 30, 1997, and June 30, 1996

The Company has had no sales since January 1989. Sales commenced in May 1986 and, except for incidental items, ceased in October 1987. In cooperation with the FDA, the Company has assisted in deactivating ozone-generating machines owned by several practitioners/researchers who formerly purchased supplies from the Company, and the Company does not intend to sell equipment or supplies for ozone-generating purposes until it receives FDA approval to do so.
                          Page 35 of 37 pages

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd.)



During the 1997 period, the Company issued 1,000,000 shares of its common stock at $.10 per share and paid $6,000 for research and development.

There were no expenditures for research and development during the 1996 period.

General and administrative expenses were $548,048 in the 1997 period as compared to $558,007 in the 1996 period.

Interest expense increased from 1996 to 1997 by approximately $8,600 to $14,335 due to the increase in notes payable to Company directors.

Net cash used in operating activities was $37,727 in the 1997 period as compared to $615,115 in the 1996 period. The decrease was due primarily to decreased revenues from the sale of stock and stock subscriptions and accounts payable and accrued expenses.

Cash provided by financing activities decreased in the 1997 period by $610,616. The decrease was due primarily to common stock subscriptions received which were $585,416 in the 1996 period and $-0- in the 1997 period.


Liquidity and Capital Resources

At June 30, 1998, the Company had a working capital deficiency of $967,070 and stockholders' deficiency of $908,941. At December 31, 1997, the Company had a working capital deficiency of $945,859 and stockholders' deficiency of $886,167.

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



                          Page 36 of 37 pages

                          PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.           Description
        -----------           -----------
           27          Financial Data Schedule for June 30, 1998
                       Form 10-QSB

  (b) A report on Form 8-K was filed during the quarter for which this report is filed to report the resignation of Milton A. Adair as President and C.E.O. and a member of the Board. It also reported that Chairman of the Board, Edwin G. Marshall, had been appointed C.E.O. and that Board member and Director of Science, Gerard V. Sunnen, M.D., had been appointed Company President. Additionally, the Company reported it was relocating its corporate offices from Salt Lake City, Utah, to Stinson Beach, California.





                             SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDIZONE INTERNATIONAL, INC.
                                        (Registrant)



                                        /s/Arthur P. Bergeron
                                        ==================================
                                        Arthur P. Bergeron
                                        Vice President and
                                        Chief Financial Officer




        July 29, 1998


                             Page 37 of 37 pages