Form 10-Q
period 1998-09-30
MEDIZONE INTERNATIONAL INC
filed 1998-12-16
CIK 753772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Quarterly Period Ended

                             September 30, 1998

                      Commission File Number 2-93277-D

                        MEDIZONE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

             Nevada                                87-0412648
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

                              144 Buena Vista
                               P.O. Box 742
                          Stinson Beach, CA 94970
              (Address of principal executive offices, zip code)

                               (415) 868-0300
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At December 3, 1998, there were 148,806,434 shares of the registrant's common stock issued and outstanding.

                        MEDIZONE INTERNATIONAL, INC.
                                 FORM 10-Q
                                   INDEX
                             September 30, 1998

                                                                    Page
                                                                   Number

                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets:
      -September 30, 1998 and December 31, 1997...................... 3

     Consolidated Statements of Operations:
      -For the Three Months and Nine Months
       Ended September 30, 1998 and 1997............................. 4

     Consolidated Statements of Cash Flow
      -For the Nine Months Ended
       September 30, 1998 and 1997................................... 5

     Notes to Consolidated Financial Statements...................... 6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 7

                        PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds.................. 10

Item 4 - Submission of Matters to a Vote of Security Holder......... 10

Item 5 - Other Information.......................................... 11

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997


                                                       September 30,       December 31,
                                                            1998               1997
                                                       --------------     --------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $      27,563      $     138,173
  Prepaid expenses and advances                                  -                9,154
                                                       --------------     --------------
     Total Current Assets                                     27,563            147,327
                                                       --------------     --------------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation                                     8,023              8,268
                                                       --------------     --------------
OTHER ASSETS
  Receivable from affiliate                                   48,947             48,947
  License agreement                                              -                  -
  Organization costs, net of accumulated
   amortization                                                  -                  -
  Deposits                                                       255              2,477
                                                       --------------     --------------
     Total Other Assets                                       49,202             51,424
                                                       --------------     --------------
                                                       $      84,788      $     207,019
                                                       ==============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $     501,011      $     517,011
  Current portion of long-term debt                          310,491            354,115
  Other current liabilities                                  267,743            222,060
                                                       --------------     --------------
     Total Current Liabilities                             1,079,245          1,093,186
                                                       --------------     --------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; authorized
   250,000,000 shares; issued and outstanding
   147,158,804 shares and 136,887,629 shares
   as of September 30, 1998 and December 31,
   1997, respectively                                        147,159            136,888
  Additional paid-in capital                              12,531,257         12,188,909
  Subscribed shares                                              -                5,714
  Deficit accumulated during the development
   stage                                                 (13,672,873)       (13,217,678)
                                                       --------------     --------------
     Total Stockholders' Equity                             (994,457)          (886,167)
                                                       --------------     --------------
                                                       $      84,788      $     207,019
                                                       ==============     ==============


  The accompanying notes are an integral part of these financial statements.


                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months                      For the Nine Months
                                                     Ended September 30,                      Ended September 30,
                                                    --------------------                   ------------------------
                                                   1998             1997                   1998                1997
                                              --------------    --------------         --------------     --------------
REVENUE                                       $         -       $         -            $         -        $         -
COST OF SALES                                           -                 -                      -                  -
                                              --------------    --------------         --------------     --------------
   Gross Profit                                         -                 -                      -                  -
                                              --------------    --------------         --------------     --------------
COSTS AND EXPENSES
   Research and development                           5,009               -                   13,219            106,000
   General and administrative                       184,149            29,969                422,350            578,017
                                              --------------    --------------         --------------     --------------
     Total Costs and Expenses                       189,158            29,969                435,569            684,017
                                              --------------    --------------         --------------     --------------
     Loss Before Other Income (Expense)            (189,158)          (29,969)              (435,569)          (684,017)
                                              --------------    --------------         --------------     --------------
OTHER INCOME (EXPENSE)
   Interest income                                      -                 -                      420                -
   Interest expense                                  (6,608)           (7,215)               (20,046)           (21,550)
                                              --------------    --------------         --------------     --------------
     Total Other Income (Expense)-net                (6,608)           (7,215)               (19,626)           (21,550)
                                              --------------    --------------         --------------     --------------
     Net Loss Before Income Taxes                  (195,766)          (37,184)              (455,195)          (705,567)
     Income tax expense (benefit)                       -                 -                      -                  -
                                              --------------    --------------         --------------     --------------
     Net Loss                                 $    (195,766)    $     (37,184)         $    (455,195)         $(705,567)
                                              ==============    ==============         ==============     ==============
Average Common and Equivalent Shares:
   Basic                                        144,848,804       136,760,000            143,576,479        133,524,000
                                              ==============    ==============         ==============     ==============
   Diluted                                      144,848,804       136,760,000            143,576,479        133,524,000
                                              ==============    ==============         ==============     ==============
Net Loss Per Common Share:
   Basic                                      $       (.00)     $        (.00)         $        (.00)     $        (.01)
                                              ==============    ==============         ==============     ==============
   Diluted                                    $       (.00)     $        (.00)         $        (.00)     $        (.01)
                                              ==============    ==============         ==============     ==============



 The accompanying notes are an integral part of these financial statements.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1998 and 1997


                                                                1998               1997
                                                           --------------     --------------
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                   $    (455,195)     $    (705,567)
Adjustments to reconcile net loss to cash
  provided by operating activities:
    Depreciation                                                   2,262              1,356
    Issuance of stock for services                               173,250            361,918
    Issuance of stock for accrued interest                         3,238                -
    Changes in operating assets and liabilities:
  Prepaid expenses and deposits                                   11,376             10,702
Accounts payable and other liabilities                            26,445            276,262
                                                           --------------     --------------
  Net Cash Used by Operating Activities                         (238,624)           (55,329)
                                                           --------------     --------------
CASH USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                           (2,017)               -
  Disposition of property and equipment                              -                7,713
                                                           --------------     --------------
  Net Cash Provided (Used) by Investing Activities                (2,017)             7,713
                                                           --------------     --------------
CASH PROVIDED BY FINANCING ACTIVITIES:

  Proceeds from sale of common stock                             133,655            400,000
  Repayment of notes payable                                      (3,624)            21,800
                                                           --------------     --------------
  Net Cash Provided by Financing Activities                      130,031            421,800
                                                           --------------     --------------
  Net Increase (Decrease) in Cash                               (110,610)           374,184
  Cash at Beginning of Period                                    138,173              3,579
                                                           --------------     --------------
  Cash at End of Period                                    $      27,563      $     377,763
                                                           ==============     ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $         -        $         -
  Cash paid for income taxes                                         -                  -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for cancellation of
   indebtedness and accrued interest                       $      40,000      $       -
  Issuance of common stock for services                          173,250            361,918



The accompanying notes are an integral part of these financial statements.

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The Notes to Consolidated Financial Statements included in the Company's December 31, 1997 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

2 - CAPITAL STOCK

During the quarter ended September 30, 1998, 3,465,000 common shares valued at $173,250, were issued to current and former officers and directors of the Company in consideration of services rendered. Additionally, 630,000 shares of common stock were canceled.

4 - INCOME (LOSS) PER SHARE

During the current fiscal year, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income (or loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. All prior year earnings per share data are restated to conform with Statement 128 for consistent presentation of all years.

Following, is a reconciliation of the numerators of the basic and diluted income (loss) per share for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997:

                                                     For the Three Months                  For the Nine Months
                                                      Ended September 30,                  Ended September 30,
                                                   1998               1997               1998              1997
                                              --------------     --------------     --------------    --------------
Net income (loss) available to
   common shareholders                        $    (195,766)     $     (37,184)     $    (455,195)    $    (705,567)
                                              ==============     ==============     ==============    ==============

Weighted average shares                         144,848,804        136,760,000        143,576,479       133,524,000
Effect of dilutive securities                           -                  -                  -                 -
                                              --------------     --------------     -------------     --------------
                                                144,848,804        136,760,000        143,576,479       133,524,000
                                              ==============     ==============     =============     ==============
Basic income (loss) per share (based
   on weighted average shares)                $        (.00)     $        (.00)     $       (.00)     $        (.01)
                                              ==============     ==============     =============     ==============
Diluted income (loss) per share               $        (.00)     $        (.00)     $       (.00)     $        (.01)
                                              ==============     ==============     =============     ==============

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

The Company is a development stage company, primarily engaged in research and development of ozone based treatment for diseases and health problems caused by lipid enveloped viruses, including, for example, Acquired Immune Deficiency Syndrome (AIDS), Hepatitis B, Hepatitis C and Herpes, and in the development of technology for the decontamination of blood, blood products and veterinarian serum products. The Company is also pursuing the development of external applications of its technology for medical purposes.

The Company has not generated, and cannot predict when or if it will generate, significant revenues or sufficient cash flow to fund its continuing operations. It has funded its operations to date primarily through the sale of its securities. The technology and its uses are subject to regulations of the U.S. Food and Drug Administration ("FDA") and its counterparts in foreign countries. The Company does not intend to sell equipment or supplies for ozone-generating purposes until it receives required government approvals.

Testing and trials can be conducted on a limited basis for research purposes and to establish efficacy of machines and applications, in order to support applications for government approvals. In November of 1997, Dr. Sunnen, the Director of Research (who later was appointed president of the Company on April 15, 1998) was instrumental in establishing a protocol for Phase II research to be performed at several leading Italian university research facility under the auspices of the European Union. It has now been determined, based on information regarding the low toxicity levels demonstrated in earlier research, that European Union health authorities will accept completion of a small-scale Phase I clinical study with 8-10 patients prior to starting the Phase II trial. The Company is currently preparing submission papers for a study designed to meet this criteria. It is anticipated that this trial will be approved in a Tier I country during the first quarter of 1999.

The Company also has recently conducted trial treatment studies on 4 patients infected with Hepatitis C. This study was conducted through the guidance of Dr. William Hitt, a member of the Company's board of directors. The tests indicated significant reductions in enzyme levels as measured by SGOT and SGPT standard test procedures of the patients participating in the study. Enrollment has begun for a new 10-12 patients study of Hepatitis C, with clinical data analyzed by an independent facility in Los Angeles, California. Testing will be conducted prior to, during and following the completion of treatment and a six-week convalescence follow-up.

The Company has recently filed a patent application for the external applications of ozone for medical purposes. Problems that might be addressed by such uses would include treatment of severe burns, infections of ulcers of the skin (such as those that might be caused by advanced stages of diabetes) or other wounds. In connection with this use of ozone, the Company filed a patent application, no. 09/126,504, External Use of Ozone/Oxygen for Pathogenic Conditions, with the US Patent and Trademark Office on July 30, 1998. Foreign applications based on this application have also been made. In addition, the Company owns patents covering its ozone decontamination technology filed in the United States (no. 4,632,980, December 30, 1986 and no. 5,052,382, October 1, 1991), and related patents granted in several foreign countries. These patents form the basis for the Company's technology used in the studies described above.

The Company has also been active in pursuing veterinary trials investigating the effectiveness of ozone in deactivation of viruses in serum products. The Phase I trial on healthy serum products was concluded in October, 1998 and was deemed successful by the Company's researchers. Dr. Sunnen expects that a Phase II trial should also be successful based on the results of the first round. The Phase II trial commenced in November and will investigate the deactivation rates of 7 different viruses and is expected to be completed in 2 to 3 months. If the results are satisfactory, the Company believes its technology can be used in the veterinary medicine field to form the basis for the creation of a line of safer and more effective vaccines. If the Phase II veterinary trials are successful, a Phase III trial would follow in the first quarter of 1999. The study would include using the Company's ozone technology to treat commercial quantities of serum products, possibly leading to a commercially marketable process for large-scale viral deactivation during the year 2000.

There is no assurance that the results of such tests and studies will be favorable to the Company or that regulatory approval will be received based on such results.

Three Months Ended September 30, 1998 compared to the Three Months Ended September 30, 1997:

During the three months ended September 30, 1997, the Company experienced no expenditures for research and development, compared to $5,009 during the same period in 1998. General and administrative expenses in the third quarter of 1998 were $184,149, compared to $29,969 during the third quarter of 1997.

Interest expense during the three months ended September 30, 1998 was $6,608, compared to $7,215 in the three months ended September 30, 1997.

Net cash used in operating activities was $238,624 for the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company used $55,329 in operating activities. Cash was provided in each period primarily by the sale of the Company's securities. During the nine-month period in 1998, the Company also sold its interests in a subsidiary, Medizone Canada Ltd., for cash.

Nine Months Ended September 30, 1998 compared to the Nine Months Ended September 30, 1997:

During the nine months ended September 30, 1998, the expenditures for research and development decreased to $13,219, from $106,000 during the same period in 1997. General and administrative expenses in the nine months ended September 30, 1998, decreased to $422,350 compared to $578,017 during the nine months ended September 30, 1997.

Interest expense during the nine months ended September 30, 1998 was $20,046, compared to $21,550 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had a working capital deficiency of $1,051,682 and stockholders' deficiency of $994,457. At December 31, 1997, the Company had a working capital deficiency of $945,859 and stockholders' deficiency of $886,167.

The Company has developed a strategy, which it believes will enable it to fund requisite research necessary to gain regulatory approval(s) and continue operations. This strategy depends upon the sale of the Company's common stock or other securities to certain accredited investors. The Company has also structured and recently implemented a cohesive scientific plan encompassing a number of research initiatives which it believes may enable it to successfully achieve its primary goals, which include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS. There can be no assurance that either the funding strategy or the scientific plan will be successful. Failure to obtain requisite funding would have a materially adverse effect on the Company and its financial condition. At the present time, although the Company has had serious discussions with two unrelated funding sources, there is no agreement for an investment of capital in the Company.

The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce, or cease operations.

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include, without limitation:

   * rigorous government scrutiny and regulation of the products and planned products of the Company;
   * potential effects of adverse publicity regarding ozone and related technologies or industries;
   * failure of the Company to sustain or manage growth including the failure to continue to develop new products.

                        PART II - OTHER INFORMATION

                 ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

During the period covered by this report, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 3,465,000 restricted shares valued at $173,250, to certain current and former officers and directors in consideration of services rendered to the Company by those persons. Of the total number of shares issued, 1,500,000 restricted shares were issued to each of Edwin G. Marshall and Gerard V. Sunnen, the CEO and President of the Company, respectively; 250,000 restricted shares were issued to William Hitt, a director of the Company, and the balance of 215,000 restricted shares were issued to three former directors and officers of the Company; Milton G. Adair (150,000 shares), Joy Erickson (15,000 shares) and Ken Groper (50,000 shares). The number of shares of common stock issued was calculated based on the average of the bid and ask prices of the Company's common stock on the date such shares were issued. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the recipients of the securities were accredited investors, as that term is defined by Rule 501 under the Act, because of their current or former affiliation with the Company.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Shareholders held on Thursday, September 17, 1998, the following actions were submitted and approved by vote of the majority of the shares present in person and by proxy:

    1.  Election of three directors;
    2. Approval of the adoption of amended and restated bylaws of the Company; and
    3. Approval of the selection of Andersen, Andersen & Strong, LC as the Company's independent certified public accountants.

A total of 144,323,804 shares of common stock were issued and outstanding as of August 3, 1998, the date set by the Board of Directors of the Company for notice of and eligibility to vote at the Annual Meeting. At the meeting, there were present or represented by proxy a total of 63,722,706 shares (approximately 44%) of the issued and outstanding shares of the Company. Pursuant to the bylaws of the Company as then in effect, a quorum of 33% of the issued and outstanding shares was required for purposes of establishing a quorum and proceeding with the business of the meeting. A majority of the votes present and cast at the meeting voted in favor of the actions proposed by the Board of Directors. The details of the voting results were as follows:

For the directors:



     Name of Nominee            Number of Shares       Number of Shares     Number of Shares
     for Director               For Nominee            Against Nominee      Abstaining/Withheld
     -----------------------    ----------------       ----------------     -------------------
     Edwin G. Marshall            63,470,842               251,864                  0
     Gerard V. Sunnen,  MD        63,486,342               236,364                  0
     William Hitt, Ph.D., MD      63,418,342               241,364                  0


For the adoption of Amended and Restated Bylaws, a total of 44,317,651 shares were voted for the ratification, 299,865 shares were voted against this proposal, and 132,928 shares abstained or were withheld. Broker non-votes were not counted in the voting on this proposal.

For the ratification of Andersen, Andersen & Strong, LC as the independent certified accountants of the Company, a total of 65,519,773 shares were voted in favor of ratification, 128,250 shares were voted against this proposal, and 74,683 shares abstained or were withheld. This vote is not binding on the Board of Directors and the Board may, in its discretion, appoint other independent certified accountants.

                       ITEM 5 - OTHER INFORMATION

In October 1998, the Company terminated the services of its Chief Financial Officer, Arthur P. Bergeron. The Company has engaged the services of Kevin Andersen, a partner in the firm of Andersen, Andersen & Strong, LC, the Company's independent accountants. The engagement of Mr. Andersen as the CFO of the Company will require a change in the Company's independent certified accountants. The decision of the Board with regard to the engagement of a new public accounting firm will be announced at a future date.

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits


        Exhibit No.             Description
        -----------             ------------

        27                      Financial Data Schedule for September 30, 1998
                                Form 10-Q

                                No reports on Form 8-K have been filed during the quarter ended September 30, 1998

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDIZONE INTERNATIONAL, INC.
                                      (Registrant)


                                      /s/ Edwin G. Marshall
                                      ------------------------------------
                                      Edwin G. Marshall, Chairman and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                      /s/ Kevin R. Andersen
                                      ------------------------------------
                                      Kevin R. Andersen, Chief Financial
                                       Officer

December 15, 1998