Form 10-K
period 1998-12-31
MEDIZONE INTERNATIONAL INC
filed 2000-02-08
CIK 753772

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                           ----------------------
                                 FORM 10-K

(Mark One)

 X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ended
                                                              ------------------
Commission File Number: 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nevada                                                 87-0412648
----------------------------------             ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

144 Buena Vista, P.O. Box 742, Stinson Beach, California       94970
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number (including area code):  (415) 868-0300

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. Yes __ No X

     The aggregate market value of voting common stock held by non-affiliates of the Registrant was $5,388,427 on December 31, 1998, based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On January 8, 1999, the Company had 148,926,434 shares of common stock, par value $.001 per share issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                         Page

Item 1.  Business..........................................................1

Item 2.  Properties.......................................................18

Item 3.  Legal Proceedings................................................19

Item 4.  Submission of Matters to a Vote of Security Holders..............19

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................20

Item 6.  Selected Financial Data..........................................21

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.................21

Item 8.  Financial Statements and Supplementary Data......................22

Item 9.  Changes in and Disagreements with
         Accountants on Auditing and Financial Disclosure.................23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............24

Item 11. Executive Compensation...........................................25

Item 12. Security Ownership of Certain
            Beneficial Owners and Management..............................26

Item 13. Certain Relationships and Related Transactions...................27

                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K...............................29

Signatures................................................................34

Exhibits Index...........................................................E-1

Financial Statements and Schedules.......................................F-1

                                     PART I

Item 1.  Business
         --------

General

         Medizone International, Inc., a Nevada corporation (the "Company") organized in 1986, is a development stage company. To date its principal business has been limited to(i)seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R)(sometimes referred to in this report as the "Drug"), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology").

         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain virally-based diseases (including Human Immunodeficiency Virus ["HIV"], the AIDS related virus, Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus), and to decontaminate blood and blood products. Applications of these uses are covered under the Company's patent (U.S. Patent No. 4,632,980). The Medizone Technology was developed for the production of the Drug and is the basis for the design of equipment for which a patent has been issued in the United States (Patent No. 5,052,382). The Company has also obtained several foreign patents based on these patents.


Patents

         The Company owns two key patents. The first is a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" (the "Patent"). The second patent is a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" (the "Equipment Patent").

         The Patent, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is the Company's principal asset. It was purchased, together with rights to other ozone-related inventions, from Immunologics Limited Partnership, L.P. ("ILP") in 1987, for 6,000,000 shares of the Company's common stock (the "Patent Purchase Agreement"). John M. Kells, the general partner of ILP, was Chairman of the Company's Board of Directors from November 1992 through September 1993.

         The Patent Purchase Agreement requires the Company to pay to ILP an annual royalty equal to 3% of the net receipts (i.e., net receipts after all credits, returns and customary deductions, and exclusive of all taxes) of the Company received in connection with the sale of any product, device, or apparatus embodying the Patent. The method covered by the Patent is the principal use of ozone under study by the Company and is the method incorporated in its regulatory applications. In June 1990, pursuant to the Company's request for re-examination of the Patent, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by the Patent. The Patent will expire in 2003, subject to extension based upon the length of time required to bring the Patent to commercial fruition. The Company has been granted patents (based on the Patent)in Canada and the European Patent Community, Australia, Malaysia, Hong Kong and Japan, with applications pending in Singapore. The foreign patents began to be issued in 1990 and will expire 17 years after their respective dates of issuance.

         The Equipment Patent, which covers apparatus for the controlled generation, monitoring and dosage of a precise admixture of ozone and oxygen i.e., the Drug, was developed by a consultant engineer to the Company and issued and assigned to the Company in 1991. The Equipment Patent was developed to provide the physical means to deploy the Patent. The foreign patent coverage of the Equipment Patent parallels the coverage of the Patent.

         In late 1996, the Company became aware that a United States patent had been issued to a Canadian corporation, which it believes infringes on the Medizone patent. The Company contacted its patent attorneys who took appropriate steps to protect the Company's patent rights. While the Company never received a response to its protests, it has been reported the Canadian company did stop working with ozone.

         On July 30, 1998, the Company was given recorded assignment US. Serial No. 09/126,504 for a new patent application, External Application of Ozone/Oxygen For Pathogenic Conditions. The Company believes that this application, if granted, would strengthen the Company's existing equipment patents as it addresses advanced developments with ozone generating equipment.


Research and Development

         The Company does not own laboratories or other clinical research or testing facilities. The Company's research and development activities have been conducted by contract laboratories and clinicians. Research and Development activities are directed by Gerard V. Sunnen, MD. Dr. Sunnen is a member of the Board of Directors and also serves as President and Director of Research of the Company.


Pre-clinical Studies

         Pre-clinical Studies are non-human studies of the Drug and related equipment. Since 1988, the Company has both sponsored and been the beneficiary of research, among other things, (i) to determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) to establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

         Pre-clinical projects sponsored by the Company include: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York ("SUNY") Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.

         In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that the Company add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding of the Canadian Blood Forces Program was discontinued. The Company's management learned in late 1997 that the program suffered difficulties with the ozone/bioserum interface that was used in the study, which resulted in an inconsistent, difficult to accurately measure, dosage of ozone. As a result, from a regulatory perspective the study yielded results that could not be used due to the inability to specifically identify dosage. From a practical standpoint, the Company vies this study of the Drug as a success, in that the treated simians never became ill through the entire course of the trial period.


Governmental Regulation

         The Drug, the Medizone Technology and related products derived therefrom are regulated under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act") by the Food and Drug Administration (the "FDA"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" pursuant to the FDC.

         Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, the Company is precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant a "new drug application" or NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.

         In order to initiate the first phase (Phase I) of human clinical studies required as part of a NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

         Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") is more accepting than the United States of human clinical trials of ozone therapies. Accordingly, management believes the Company should pursue foreign Phase I human toxicity trials, as well as early stage efficacy trials.

         It is the Company's intention to pursue future trials in Canada as soon as funding allows. The Company believes trials successfully completed in Canada should be acceptable to both the United States FDA and the Regulatory Agencies of the EU.

Clinical Studies

         The Italian Initiative

         To date the Company has not performed any human clinical studies. In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. The Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergamo, Italy ("ISSOT") as the agency to select those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, with ISSOT, the Company entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy, under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at university-based hospitals, which will enter into agreements with the Company on a site-by-site basis. The ISSOT letter agreement requires the Company to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company efforts to re-open the FDA IND (see "Governmental Regulation").

         While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I trials or to have these requirements waived. The Company has never performed a large animal study or Phase I clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans. The Company has held discussions with an Italian Contract Research Organization (the "ICRO")with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even a Phase I clinical study. The ICRO would also design a research program and protocols for clinical trials which would meet the standards of the EU and FDA, monitor the clinical terms and collect and prepare analyses of the data produced by the trials.

         The Company will not be able to enter into a formal contract with ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I clinical trials and possibly a large animal study. In late 1997, the Company entered into discussion with Italian and Belgium clinicians to perform Phase I clinical studies. However, no formal agreements with these clinicians can be signed and the studies will not begin until the Company obtains additional funding. The Company estimates that it would require approximately $1.5 million to advance these research initiatives through the completion of a Phase III study and submission of the data for approval to the Italian Ministry of Health.


Instrument Development

         On October 17, 1996, the Company executed an agreement with Multiossigen, S.r.L., an Italian corporation located in Bergamo, Italy (the "Manufacturer"), dated as of September 13, 1996 (the "Equipment Contract"), providing for the manufacture of ozone generating devices to be used in human trials.

         In November 1997, the Company's President & CEO, Director of Research and Italian Liaison, met in Italy with the Company's proposed Italian research partners and the Company's ozone generating equipment manufacture, Multiossigen, S.r.L. At that time they determined that the equipment did not produce an acceptable level of ozone concentration, nor did it allow a consistent dosage required to satisfy the Company's goals relative to therapeutic treatment and regulatory approval.

         An agreement was made to manufacture equipment to the new standard. The new equipment was originally to be delivered in late January of 1998, that date was then extended to late March of 1998. When it appeared that it might be difficult for Multiossigen to meet the Company's requirements, Dr. Guenter Moldzio, President of Biozone Corporation of Englewood, Colorado was contracted to build a prototype of the required equipment. The Biozone prototype was delivered to Medizone in 60 days. Following extensive testing by Dr. Sunnen, the Company's Director of Research, the prototype was accepted. Used in the veterinary research program investigating the deactivation of viruses in serum products, the Biozone equipment appears to meet all of the Company's development goals.

         By September of 1998, Multiossigen had not delivered the new equipment to Medizone and the agreement with Multiossigen was terminated. The Company entered into an agreement with Biozone Corporation, under which Biozone was granted world wide manufacturing rights for Medizone Ozone Generating Equipment. Medizone has exclusive world wide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. Biozone Corporation expects to relocate to California in the future, so the manufacturing facility can be located near
Medizone's corporate headquarters. Under this agreement, Biozone retains the right to market its other industrial applications, such as water treatment plants. Once Medizone has obtained regulatory approvals for its technology and protocols, and is in production mode, Biozone will phase out its other business to concentrate on its work with Medizone. As part of this licensing agreement the Company issued 100,000 shares of restricted stock Biozone Corporation.


International Activities

         Medizone Canada Limited
         -----------------------

         To maximize both research opportunities and the potential market for its products, the Company intends to establish subsidiary or affiliated corporations in other countries. The organization of these subsidiaries may initially require the Company to incur significant expenses; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and generating possible sources of financing, from which the Company would benefit directly or indirectly. It is anticipated that the Company would also enter into license agreements with all subsidiary companies.

         In June 1998, the Company sold its interest in Medizone Canada Limited, a Utah corporation ("MCL")for $125,000 cash in a private transaction. The Company retained ownership of all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation("MedCan"). MedCan was a participant in the Canadian Blood Forces Program's SIV Study.

         The Canadian government requires that research accepted under the auspices of the Health Canada must be performed by a Canadian Company. Future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens and MedCan will be operated from Canada. Furthermore, unlike US Law, under Canadian law, a for profit corporation can own a non-profit. The Company also intends to establish under the structure of Medizone Canada, Ltd., a non-profit corporation in the future. The future business of the non-profit will be to aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for hepatitis and aids, at greatly discounted prices in those countries.

         Medizone New Zealand Limited
         ----------------------------

         On June 22, 1995, the Company entered into a series of contracts (collectively the "Transaction Documents") which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ,is owned equally under the name by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation which is an affiliate of Richard G. Solomon ("Solomon"),a former director of the Company.

MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

         Pursuant to the Transaction Documents, the Company purchased 100% of MNZ from Solomon, who had caused the formation of MNZ. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which $50,000 was loaned by the Company to MNZ on a demand basis and repaid on October 26, 1995. On October 26, 1995, the Company loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report.

         Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement") with MNZ.

         Under the Licensing Agreement, the Company granted an exclusive license to MNZ for the Patent and the Equipment Patent and the Company's trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the Licensing Agreement. The Licensing Agreement will terminate on the expiration date of the last patent obtained in New Zealand, or, if no patents are obtained, on June 22, 2010. The Company will receive a guaranteed minimum royalty, in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the guaranteed minimum royalty, the Company may terminate the Licensing Agreement. Commencing on the first sale to a user by MNZ, the Company will receive a sales royalty of MNZ's gross annual sales under the Licensing Agreement.

         Under the Managing Agent Agreement, MNZ will act as the Company's agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees will be divided between the Company and MNZ on a sliding scale as set forth below:

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

         MNZ and the Company will also divide any net royalties paid to the Company under any license entered into pursuant to the Managing Agent Agreement, with MNZ being paid 10% of the net royalties and the Company receiving 90% of the net royalties.

         The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by the Company under certain circumstances.


Competition

         The market in which the Company intends to do business is extremely competitive. The Company is aware of several domestic companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or that have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. The Company is also aware that another company has provided ozone-generating equipment to departments of the Canadian government conducting studies in Canada for the purposes of comparison of technologies.

Employees

         As of December 31, 1998, the Company had four employees. Gerard V. Sunnen, MD. the Director of Research since June 12, 1997 and President of Medizone since April 15, 1998; Edwin G. Marshall, Chairman of the Board since June 12, 1997 and Chief Executive Officer since April 15, 1998; Jill C. Marshall, ND, Chief Operating Officer since April 15, 1998 and Corporate Secretary since August 6, 1998; and Kevin R. Andersen, CPA, M.S., Chief Financial Officer since November 2, 1998.

         Status of the Company's Research
         --------------------------------

         The Company has entered into a research agreement with a multi national research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, Medizone will then enter into a licensing agreement for the use of its technology in the viral deactivation of commercial vats of serum product.

         At the Company's 1998 Annual meeting of Shareholders, it was announced that a human pilot trial into the deactivation of hepatitis C had begun. The pilot trial, using Medizone ozone generating equipment constructed by Biozone Corporation, was conducted by a Company associate, Dr. William Hitt, in the course of his regular medical practice. Dr. Hitt is a member of the Board of Directors and operates the William Hitt Center in Tijuana, Mexico. The initial results, with the first four patients, showed significant reductions in viral load and the normalization of previously elevated liver enzyme levels as measured by SGOT and SGPT tests. While the therapy, consisting of an out-patient daily treatment protocol, averaging 21 days in duration, was done in Mexico, the laboratory tests were evaluated at FDA reference laboratories in the United States. The pilot trial was not conducted as a double blind, or under conditions that would allow for peer review, journal published research as required by the FDA. However, as a proof of concept human trial for the Company's proposed hepatitis protocols, we view the study as a very positive development.

RISK FACTORS

         The Company's business, particularly in the development stage, is subject to a number of risks, including, but not limited to the following:

         Development Stage Company/Net Losses
         ------------------------------------

         The Company is in the development stage and has not yet commenced full operations, nor has it earned any revenues. No assurance can be given that its business activities will ever generate revenues. As indicated in the Company's financial statements, it has experienced substantial losses throughout its history. Losses can be expected to continue for the foreseeable future.

         Need for Additional Financing
         -----------------------------

         The Company has had no source of funds other than through the sale of its common stock and will require substantial additional capital, which will most likely be obtained through sales of its common stock, to continue the research program outlined above, pay its administrative and operating expenses, meet its filing and disclosure obligations as a public company, and repay certain outstanding indebtedness. No assurances can be given that the Company will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy the Company's administrative and operating expenses for any significant period of time.

         Production Identification & Development
         ---------------------------------------

         The Company believes that its proprietary technology offers benefits which are not currently found in existing purification, disinfection and sterilization systems. To date, the Company has not brought to market any products which incorporate the technology and has not conducted other than preliminary clinical, engineering or other tests to determine the feasibility of products which could incorporate the technology, although it believes that the technology may be incorporated into other products and devices. The Company has conducted proof-of-concept tests of the technology, but there can be no assurance that the Company will be able to develop or market any products, or that the Company's technology may be successfully incorporated into any existing or future products.

         Early Stage of Development; Technological Uncertainty
         -----------------------------------------------------

         The Company is at an early stage of development it has not received any required governmental approvals for the use or application of its Medizone Technology in any medical or other clinical product or device, and it has not yet realized any revenues from the sale or license of any products. Product revenues may not be realized from the sale or licensing of any products (if they are identified and developed) for several years, if at all. Many of the products and applications the Company is currently evaluating will require significant research and development efforts prior to any commercial use, and those additional research and development efforts may include pre-clinical and clinical testing, as well as a lengthy regulatory approval process. There can be no assurance the Company's research and development efforts will be successful, that the Company's potential products will prove to be safe and effective in any required clinical trial or other governmental tests, or that any commercially successful products will ultimately be developed by the Company.

         Potential Dependence On Strategic Alliances
         -------------------------------------------

         The Company's strategy for the identification, development, testing, manufacture, marketing and commercialization of its technology includes entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate strategic alliances on acceptable terms, if at all, or that these collaborative arrangements will be successful. To the extent the Company chooses not, or is not able, to establish such arrangements, it could experience increased capital requirements as a result of its undertaking such activities at its own risk and expense. In addition, the Company may encounter significant delays in introducing products or product applications currently under development into the marketplace or find that the development, manufacture or sale of its proposed products are adversely affected by the absence of such collaborative agreements.

 Under typical collaborative relationships, the collaborative partners have the right to pursue parallel development of other products which may compete with the products of the other collaborative partner, and to terminate the agreements without significant penalty under certain conditions. Any parallel development by a collaborative partner of the Company of competing products, or the failure by a collaborative partner to devote sufficient resources to the development and commercialization of the Company's products, could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's success may depend upon, among other things, the skills, experience and efforts of the Company's collaborative partners, employees who are responsible for the collaborative project, such partners' commitment to the collaborative arrangement, and the financial condition of such partners, all of which are beyond the control of the Company. If one or more of the Company's collaborative partners defaulted on their obligations under their collaborative arrangements, the Company could be forced to engage in litigation to enforce those obligations (which could be time consuming and costly) or seek to enter into agreements with other parties upon similar terms.

         Future Capital Needs; Uncertainty of Additional Funding
         -------------------------------------------------------

         The identification, development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including possible preclinical and clinical studies, to create and expand distribution and marketing capabilities and to acquire and expand manufacturing capacity. Although the Company believes that the net proceeds of the Offering, together with existing cash balances, will be sufficient to fund the operations of the Company for approximately the next two years, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of the Company's research and development activities, the number and type of clinical or other tests the Company may be required to conduct in seeking approval of its products from governmental or other agencies, the success of the Company's development efforts, the cost and timing of establishing or expanding the Company's sales and marketing and/or manufacturing activities, the extent to which the Company's products (if any) gain market acceptance, the Company's ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of the Company's commercialization efforts and the commercialization efforts of the Company's marketing partners, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors.

         To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The Company's failure to raise capital when needed could also have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all.

         Governmental Regulation
         -----------------------

         The research, development, manufacture and marketing of the Company's products which constitute medical devices or products will be extensively regulated by a number of governmental agencies, including the United States Food & Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in virtually every foreign country. The regulatory processes established by these government agencies are lengthy, expensive, uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by the Company and which are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results the Company obtains from its testing activities could be susceptible to varied interpretations which could delay, limit or prevent required regulatory approvals. In addition, the Company may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. The Company may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to the Company. Any such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company may also be required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing the Company's products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If the Company, its management or its third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, it could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.

         The Company's products may also be subject to regulation, inspection and licensing by other governmental agencies, including the Environmental Protection Agency ("EPA"), state agencies similar to the FDA and EPA and the Occupational Health and Safety Administration ("OSHA"). In addition, if the Company engages in contract sterilization services, the Company's products and operations may be subject to the infection control or other requirements of the Joint Commission on Accreditation of Health Care Organizations, the Center for Disease Control, the Association for Advancement of Medical Instrumentation and other federal and state agencies that have established or maintain testing methods or sterilization process monitoring.

         Uncertainty Associated with Clinical Trials and Other Tests
         -----------------------------------------------------------

         Certain of the Company's products may constitute medical devices within the meaning of the Food, Drug and Cosmetic Act (the "FDA Act") and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for "510(k) notification," a procedure under ss. 510(k) of the FDA Act. In order for a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval ("PMA"). Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA under ss. 515 of the FDA Act. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by the Company which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.

         The time required to obtain FDA approval is uncertain, and frequently takes several years or more, if approval is ever granted. There can be no assurance that any future products developed or identified by the Company alone or in conjunction with others will prove to be safe and efficacious in any required clinical trials, or that they will meet the applicable regulatory requirements necessary for their marketing, including the receipt of a marketing clearance, should such be required. Further, if regulatory approval is granted, that approval would generally be limited to the uses for which the product has been demonstrated through clinical studies and other means to be safe and effective. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. The regulatory requirements pertinent to medical device manufacturing and related activities are stringently applied and enforced by the FDA and similar governmental agencies in other countries.

         If the Company is required to conduct clinical or other testing or trials of its products, any such testing will need to made in compliance with regulations promulgated by the FDA under the authority granted it under the FDA Act. In other countries, governmental agencies similar to the FDA also regulate the sale of medical devices and products, generally in a manner similar to the FDA's regulation of those products. Sales of any products to Europe also require a "CE" mark, which shows that the product has been manufactured in accordance with required standards. The Company's sterilization technology has not been approved for use in connection with or as part of any device, and there can be no assurance that the Company will not encounter problems in the conduct of any clinical trials or tests it is required to complete which will cause the FDA, or any other regulatory agencies to delay or suspend the tests or otherwise not approve the sale of the Company's products. If any of the Company's products under development are not shown to be safe and effective in any required clinical trials, the resulting delays in developing other products or conducting related preclinical testing and clinical trials, as well as the need for financing to complete any such testing and trials, could have a material adverse effect on the Company's business, financial condition and results of operations.

         No Manufacturing Capability
         ---------------------------

         The Company has no manufacturing capability or capacity to produce any products utilizing its sterilization technology, including any products to be used in any required clinical or other tests. The Company initially intends to develop relationships with other companies to manufacture those components and/or products, with the Company being primarily in the role of specification developer and final assembly manufacturer for selected products only. The two products currently being developed by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on the Company's and business, financial condition, or results of operations. The Company's manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of the Company's then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of the Company's manufacturing processes would be successful, or that manufacturing or quality problems will not arise as the Company initiates production of any products it might develop.

         In addition, some or all of the Company's potential products, or products in which the Company's sterilization technology may be incorporated, may be required to be manufactured in accordance with current FDA or other governmental agency manufacturing regulations. If the manufacturing facilities cannot pass a plant inspection by the FDA, the manufacturer's ability to manufacture the products will be adversely affected. There can be no assurance the Company can successfully acquire manufacturing capacity on a profitable basis, or contract with another party on terms acceptable to the Company, if at all.

         No Sales or Marketing Capability
         --------------------------------

         The Company has no experience in sales, marketing or distribution. To market any of its products directly, the Company would be required to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, the Company may obtain the assistance of other companies with an established distribution and sales force. To this end, the Company would be required to enter into agreements with such parties regarding the use and maintenance of such distribution systems and sales forces. There can be no assurance the Company will be able to establish sales and distribution capabilities, or that it will be successful in gaining market acceptance for its products through the use of the efforts of third parties.

         The Company intends to develop and maintain a marketing and sales organization for its products with a portion of the proceeds of the Offering. There can be no assurance the Company will be able to recruit, train and maintain successfully any such sales and marketing personnel, or that the efforts of such personnel will be successful.


         Uncertainty of Protection of Patents or Proprietary Rights
         -----------------------------------------------------------

         The Company's success will depend, in large part, on its ability to obtain and enforce patents, maintain its trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. The Company's license rights in the patents depends, in part, upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect the Company's business. The Company intends to file additional patent applications (both United States and foreign), when appropriate, relating to its technologies, improvements to its technologies and for specific products it develops. There can be no assurance that any issued patents or pending patent applications of the Company will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

         The commercial success of the Company will also depend, in part, on the Company not infringing patents issued to others and not breaching any technology licenses upon which the Company's products and services are based. It is uncertain whether any third party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or its failure to obtain a license to any technology that it may require in order to commercialize its products may have a material adverse impact on the Company's business, results of operations and financial condition. Further, litigation, which could result in substantial costs to the Company, may also be necessary to enforce patents licensed or issued to the Company or to determine the scope or validity of third party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require the Company to cease using such technology.

         The Company also relies on secrecy to protect portions of its technology for which patent protection has not yet been pursued or which is not believed to be appropriate or obtainable in addition to any information of a confidential and proprietary nature relating to the Company, including but not limited to its know-how, trade secrets, methods of operation, names and information relating to the Company's vendors or suppliers and customer names and addresses. This technology includes technology which the Company acquired from two parties in connection with, but separate from, the patented technology from Biozone, a portion of which the Company has acquired and a portion of which it has obtained a license to use. There can be no assurance that the Company's undivided ownership and/or license rights in such technology is enforceable.

         The Company intends to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by confidentiality agreements with its employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, whether the Company's trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

         Intense Competition; Rapid Technological Change
         -----------------------------------------------

         There can be no assurance the Company's technology will have advantages over those of its competitors, which will be significant enough to cause users to adopt its use. The products in which the Company's technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.

         Most of the companies currently producing products or using techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third-parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than the Company's technology.

         The Company faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

         Product Liability
         -----------------

         The testing, marketing and sale of medical or clinical products and other products which may utilize the Company's technology involves unavoidable risks. The use of any of the Company's potential products in clinical or other tests or as a result of the sale of its products, or the use of its technology in products, may expose the Company to potential liability resulting from the use of such products. Such liability may result from claims made directly from consumers or by regulatory agencies, companies or others selling such products. The Company currently has no clinical trial or product liability insurance coverage, although it anticipates obtaining and maintaining appropriate insurance coverage as clinical or other development of its product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance the Company will be able to obtain such insurance or, if it obtains such insurance, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire, or the recall of any of its products (or the products incorporating the Company's technology), could have a material adverse effect on the Company's business, financial condition and future prospects.

         Hazardous or Toxic Materials
         ----------------------------

         The Company's research and development activities, and the application of the Company's technology, may involve the controlled use of materials, substances or electro-magnetic radiation which may, if used or employed improperly, prove hazardous. The Company believes, however, that its technology employs such potentially hazardous or toxic materials and substances in a manner which minimizes their adverse effects. Further, where such hazards are employed, the Company intends to utilize appropriate detection equipment and take appropriate countermeasures in design, or in the test lab environment.

         Need to Attract and Retain Key Employees and Consultants
         --------------------------------------------------------

         The Company is dependent on the principal members of its scientific and management staff. In addition, the Company anticipates that it will rely upon consultants and advisors to assist it in formulating its research and development strategies and operations. Retaining and attracting qualified personnel, consultants and advisors will be critical to the Company's success. In order to pursue its product development and marketing plans, the Company will be required to hire additional qualified scientific personnel, as well as personnel with expertise in clinical testing, governmental regulation, manufacturing and marketing. Expansion of product development and marketing are also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous medical and clinical companies, universities and other research institutions. There can be no assurance the Company will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.

         The Company anticipates that any clinical development or other approval tests in which it participates will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely the Company's academic collaborators will not be employees of the Company. As a result, the Company will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to the Company's activities. The Company's academic collaborators may have relationships with other commercial entities, some of which could compete with the Company.


        Uncertainty of Health Care Reform Measures and Third Party Reimbursement
        ------------------------------------------------------------------------

         The Company currently anticipates that one or more of its potential products may constitute medical products. Recently, a series of legislative and regulatory proposals has been initiated with the aim of changing the United States health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, or the effect such proposals may have on its business if they are adopted, the pendency of such proposals could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's ability to develop, identify or commercialize its potential product portfolio (which includes medical and clinical applications) may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's proposed products.

         Forward-looking Statements
         --------------------------

         Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the Company's unprofitability and the continuing uncertainty of its profitability, the Company's ability to develop and introduce new products, the Company's lack of sales, marketing and distribution experience and anticipated dependence on third parties for such matters, the risks associated with obtaining governmental approval of the Company's products, the highly competitive industry in which the Company intends to operate and the rapid pace of technological change within those industries, the uncertainty of patent and proprietary technology protection and the Company's reliance on such patent and proprietary technology (including reliance on technology licensed from third parties), changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for the Company's products, the Company's dependence on key employees, general economic and business conditions and other factors referenced above.

         Forward-Looking Information May Prove Inaccurate
         ------------------------------------------------

         This report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

Item 2.  Properties
         ----------

         On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for its offices at 4505 South Wasatch Boulevard, in Salt Lake City, Utah, comprising approximately 1400 square feet, at an annual rental of $22,984.56. The office space was used for executive offices and administrative purposes. Following the re-organization of April 15, 1998, the Company's offices were moved to Stinson Beach, California. The offices are located temporarily in the home of the Company's CEO, Ed Marshall. When financial resources permit, the Company intends to remain in the San Francisco Bay Area and lease office space that will allow for additional staffing. The current, temporary offices are located at 144 Buena Vista Ave. in Stinson Beach and are provided to the Company without any charge. The Company pays $100 a month for an adjacent storage area for the Company's archives and pays or reimburses all telephone and related expenses incurred by or for the Company.

Item 3.  Legal Proceedings
         -----------------

         In November 1992, the Company consented to the entry of a final judgment of permanent injunction (S.E.C. v. Medizone International, Inc., Civil Action 93-2761, D.D.C.), pursuant to which the Company was permanently enjoined from failing to timely file the reports required to be filed pursuant to the Securities Exchange Act of 1934. The Company's report for the year ended December 31, 1998 is being filed late. There is no assurance that the failure of the Company to file this, or any future report in a timely manner will not lead to additional sanctions or actions against the Company by the SEC or others.

Item 4.  Submission  of Matters to a Vote of Security  Holders.
         -----------------------------------------------------

         At its Annual Meeting of Shareholders held September 17, 1998, the following actions were submitted and approved by vote of the majority of the shares present in person and by proxy:

         1.       Election of three directors;
         2. Approval of the adoption of amended and restated bylaws of the Company; and
         3. Approval of the selection of Andersen, Andersen & Strong, LC as the Company's independent public accountants.

         A total of 144,323,804 shares of common stock were issued and outstanding as of August 3, 1998, the date set by the Board of Directors of the Company for notice of and eligibility to vote at the Annual Meeting. At the meeting, there were present or represented by proxy a total of 63,722,706 shares (approximately 44%) of the issued and outstanding shares of the Company. Under the Company's bylaws as then in effect, a quorum of 33% of the issued and outstanding shares was required for the purpose of establishing a quorum and proceeding with the business of the meeting. A majority of the votes present and cast at the meeting voted in favor of the actions proposed by the Board of Directors. The details of the voting results were as follows:

For the Directors:

Name of Nominee                     Number of Shares          Number of Shares          Number of Shares
for Director                        for Nominee               Against Nominee           Abstaining/Withheld
---------------                     -----------------         -----------------         --------------------

Edwin G. Marshall                   63,470,842                251,864                   0
Gerard V. Sunnen, M.D               63,486,342                236,364                   0
William Hitt, Ph.D., MD             63,418,342                241,364                   0

         For the adoption of Amended and Restated Bylaws, a total of 44,317,651 shares were voted for the ratification, 299,865 shares were voted against this proposal, and 132,928 shares abstained or were withheld. Broker non-votes were not counted in the voting on this proposal.

         For the ratification of Andersen, Andersen & Strong, LC as the independent public accountants of the Company, a total of 65,519,773 shares were voted in favor of ratification, 128,250 shares were voted against this proposal, and 74,683 shares abstained or were withheld. This vote is not binding on the Board of Directors and the Board may, in its discretion, appoint other independent public accountants.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.
         -------------------------------------------------

Prices/Trading Market Information

         The Company's shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.

         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of the Company's common stock during each of the four calendar quarters of fiscal 1997 and 1998. These prices reflect interdealer prices without retail markup, markdown or commission; are not necessarily representative of actual transactions, or of the value of the Company's securities; and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

                                                                                 Bid Price
                                                                                 ---------
                                    Calendar Period                    High                      Low
                                    ---------------                    ----                      ---

                  1998              First Quarter                      .09                       .045
                                    Second Quarter                     .06                       .037
                                    Third Quarter                      .095                      .035
                                    Fourth Quarter                     .102                      .047

                  1997              First Quarter                      .085                      .01
                                    Second Quarter                     .0825                     .05
                                    Third Quarter                      .105                      .085
                                    Fourth Quarter                     .10                       .065

Number of Holders

         On January 8, 1999, according to the Company's transfer agent, there were approximately 3839 holders of record of the Company's common stock, and approximately 4511 beneficial owners.

Dividends

         The Company has never paid cash dividends on its common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including the Company's earnings, capital needs and general financial condition. The Company does not believe that it has any immediate prospect of earnings. However, the Company anticipates that in the foreseeable future, it will follow a policy of retaining earnings, if any, to finance research and development.

Item 6.  Selected Financial Data.
            -----------------------

                                                              Year Ended

                                    1998             1997              1996             1995              1994
                                    ----             ----              ----             ----              ----

Operations Data:

Revenues                   $     125,000       $          -0-    $          -0-     $        -0-     $         -0-

  Net income                    (507,761)            (775,559)       (1,329,395)      (1,081,027)       (1,126,315)
   (loss) before
   minority interest

Net income (loss)               (507,761)            (775,559)       (1,329,395)      (1,081,027)       (1,126,315)
Net income (loss)                   (.00)                (.01)             (.01)            (.01)             (.01)
   per common share

Weighted average             142,645,000          133,568,000       118,022,000      111,306,000        98,292,000
   common shares
   outstanding

Balance Data
   Sheet:

Working capital               (1,031,586)            (945,859)         (949,254)        (538,102)         (576,101)
   (deficiency)

Total assets                      15,255              307,019            74,368          124,653            87,230

Long-term                            -0-                  -0-               -0-              -0-               -0-
   liabilities

Accumulated                  (13,720,439)         (13,217,678)      (12,442,119)     (11,112,724)      (10,103,503)
   (deficit)

Stockholders'                 (1,023,974)            (886,167)         (885,241)        (432,880)         (558,679)
   equity
   deficiency


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ----------------------------------------------

Results of Operations

General
-------

         From its inception (January 1986), the Company has been a development stage company primarily engaged in research into the medical uses of ozone. The Company has not generated, and cannot predict when or if it will generate, revenues or sufficient cash flow to fund its continuing operations. Since its inception, the Company expended $2,332,853 for research and development, including $13,218 in 1998, compared to $116,950 in 1997.

Years Ended December 31, 1997 and 1996.
--------------------------------------

         There were no sales during either year. In 1998, the Company had revenues of $125,000 from the sale of a subsidiary.

         Expenditures for research and development, including work performed by independent contractors was $13,218 in 1998, compared to $116,950 in 1997.
The decrease was due to lack of capital.

         General and administrative expenses were $524,929 in 1998, compared to $633,187 in 1997. These expenses include professional fees, payroll, insurance costs and travel expenses.

         Notes payable in 1998 of $280,491 and in 1997 of $354,115 at rates averaging from 6% to 8%.

Years Ended December 31, 1997 and 1996
--------------------------------------

         There were no sales during either year.

         Expenditures for research and development including work performed by independent contractors were $116,950 in 1997, compared to $25,000 in 1996.

         General and administrative expenses were $633,187 in 1997, compared to $1,291,082 in 1996. These expenses include professional fees, payroll, insurance costs and travel expenses. The reduction in 1997 is due to the termination of its former CEO, Mr. Latino.

         Notes payable in 1997 totaled $354,115 and in 1996 $332,315. Interest accrues at rates ranging from 8% to 10%.


Liquidity and Capital Resources
-------------------------------

         At December 31, 1998, the Registrant had a working capital deficiency of $1,031,586 and a stockholders' deficiency of $1,023,974 compared to a working capital deficiency of $945,859 and a stockholders' deficiency of $886,167.

         During 1998, the Company sold its interest in a subsidiary, Medizone Canada Ltd., a Utah Corporation for $125,000.

         The Company will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of the Company's securities.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The financial statements and supplementary data are listed under Item 14 in this Annual Report and commence on page F-1.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

         Subsequent to the end of the period covered by this report, the Company appointed Jones Jensen & Co. ("Jones Jensen") to replace Andersen & Andersen LLP ("Andersen") as independent public accountants of the Company.

         This change was required because Kevin R. Andersen, a principal in Andersen, accepted the position of Chief Financial Officer of the Company in June 1998.

         The report of Andersen on the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report on the consolidated financial statements included an explanatory paragraph with respect to the Company being in the development stage and its having suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.

         The decision to engage Jones Jensen as the Company's independent auditors was approved by the Company's board of directors.

         In connection with the audits for the years ended December 31, 1997 and 1996, and through June 30, 1998, the Company has had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused it to make reference thereto in its report on the consolidated financial statements for 1997 and 1996.

         During the years ended December 31, 1997 and 1996, and through June 30, 1998, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

         Andersen has provided to the Company a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this section of this report on Form 10-K and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of
Item 304(a)(3) of Regulation S-K. A copy of such letter, dated as of June 11, 1998, is filed as an Exhibit to this report.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.
          ----------------------------------------------

         The following table sets forth certain information concerning the directors and executive officers of the Company , as of December 31, 1998.

                                Director                      Officer           Positions with
Name                       Age  Since                Since             Registrant
-----                      ---  --------                      -------           --------------

Edwin G. Marshall          56   1997                 1998              Chairman of the Board, CEO
Gerard V. Sunnen           56   1997                 1997              Director, President
William M. Hitt            72   1997                                   Director
Jill C. Marshall           48   N/A                  1998              Chief Operating Officer,
                                                                       Corporate Secretary
Kevin R. Andersen          48   N/A                  1998              Chief Financial Officer

         Edwin G.  Marshall,  became  Chairman  of the  Board & Chief  Executive
Officer in April 1998 and has been with the Company since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business interests in real estate brokerage, a vacuum forming business in the plastics industry, an industrial computer controls company, and an automobile and truck dealership. Since 1992 he has concentrated on his own investments, and since 1997 devoted substantially all of his time to management responsibilities with Medizone.

         Gerard V. Sunnen, M.D. became a Director of the Company in June 1997, Director of Research in 1997 and President in 1998. He graduated from Rutgers University in 1963 and from the medical school of the State University of New York, Downstate, in 1967. Dr. Sunnen has practiced psychiatric medicine since his graduation from medical school and has taught clinical psychiatry at New York University Medical Center since 1977, where he is now an Associate Clinical Professor of Psychiatry. He is currently a consultant to several organizations and companies, including the Institute for Behavior Therapy and the Training Institute for Mental Health Practitioners in New York. He is a member of the American Psychiatric Association, the American Society of Clinical Hypnosis, the International Association of Emergency Psychiatry, of which he is Honorary President, and the World Psychiatric Association, where he is currently Vice President of the Section for Emergency Psychiatry. He received the Chevalier de l'Ordre du Merite from the French government in 1990 for his work in assisting members of the French community in New York. Dr. Sunnen has written and lectured extensively on psychiatric medicine and medical hypnosis. He have also written on the medical applications of ozone.

         William M. Hitt became a Director of the Company in June 1997. He received a Bachelor's of Science degree from the University of Denver in 1946 and a Ph.D. from Colorado A&M University in 1948. He received a medical degree from the University of Colorado in 1952 and did post-medical school studies at Duke University and Washington University School of Medicine. Dr. Hitt has taught and conducted research at several institutions in the United States and

Mexico, culminating with his work at the World Health Organization in Mexico City from 1989 to 1994. He was the recipient of the Eli Lily Award from the National Institute of Health in 1953, the Leovenhoek Award in 1960, the Cientifico Destacado in 1990 and 1992, and the Bioethics International Award of Merit in 1993. Dr. Hitt was a member of the Board of Directors of Physicians Against Nuclear War, which organization was awarded the Nobel Peace Prize in 1985. Dr. Hitt is currently the Director of the William Hitt Center, which conducts clinical immunology and addiction recovery programs, has operated since 1986 and now has seven locations in Central and South America, with headquarters in Tijuana, Mexico.

         Jill C. Marshall, N.D., has been the Chief Operating Officer and Corporate Secretary of Medizone since April 1998. Dr. Marshall is the recipient of a Doctor of Naturopathy degree from The Southern College of Naturopathy and a Bachelor of Arts degree from Long Beach State majoring in Sociology and Health Education. She brings a successful background in Naturopathic healing, teaching, sales training and marketing to Medizone with 20 years experience working in corporate environments. Dr. Marshall's previous sales and marketing clients include: Foundation Health, Plus Financial, Principal Financial Group, Paul Revere Companies, Discovery Toys, Lotus Development, Pacific Bell, PG&E and Blue Shield of California. Dr. Marshall is the wife of Ed Marshall, the Company's CEO.

         Kevin R. Andersen, CPA, M.S., was appointed Chief Financial Officer in November 1998. Mr. Andersen is a partner in Andersen, Andersen & Strong L.C., Certified Public Accountants, who previously served as the Company's auditors for the past four years ended December 31, 1997. Mr. Andersen has a Master of Science in Taxation (graduating Phi Kappa Phi) from UNLV and a Bachelor of Science in Accountancy from the University of Utah. His professional experience includes work as a Senior Tax Manager with the national accountancy firm of Laventhol & Horwath, working in their Las Vegas office and National Tax Department in Washington, D.C.

Item 11.  Executive Compensation.
          ----------------------

Directors Compensation

         During 1998, each Director received a grant of restricted stock as follows: Mr. Marshall, 1,500,000 shares, Dr. Sunnen, 1,500,000 shares, Dr. Hitt, 250,000 shares. In addition, a former director, Kenneth Gropper, was issued 50,000 shares.


Executive Compensation

         The following table sets forth the compensation of all individuals serving as the CEO of the Company during the year ended December 31, 1998 and the Company's executive officers (other than the CEO) who were serving as executive officers at December 31, 1998 (the "Named Officers") and whose compensation exceeded $100,000 during the year:

                                           Summary Compensation Table
                                            -------------------------
                                                                               Long Term
                                    Annual Compensation                       Compensation
                                    -------------------                       ------------
                                                              Other
Name and                                                      Annual            Restricted
Principal                                                     Compensa-         Stock
Position                        Year        Salary   Bonus    tion              Awards
---------                       ----        ------   -----    --------          ---------

Edwin G. Marshall               1998        75,000   (1)                        1,500,000


(1)Mr. Marshall's $75,000 salary was paid in the form of 1,500,000 shares of the Company's common stock. Each shares was valued at $.05.


Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee. Matters concerning the compensation of executive officers are determined by the Company's Board of Directors.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth certain information as of January 8, 1999, pertaining to the beneficial ownership of Common Stock, by (i) persons known to the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company in office at December 31, 1998, and (iii) all such directors and executive officers of the Company as a group.

                                    Number of Shares                            Percentage of
Name and Address                    Beneficially Owned                          Total Outstanding
-----------------                   ------------------                          -----------------

Edwin G. Marshall                        76,098,333(1)                                  51.09%
P.O. Box 342
Stinson Beach, CA 94970

Jill C. Marshall                         76,098,333(2)                                  51.09%
P.O. Box 342
Stinson Beach, CA 94970

Dr. Gerard V. Sunnen                      3,000,005                                      2.01%
200 East 23rd Street
New York, NY 10016

Dr. William M. Hitt                         250,000                                       *
4248 Palm Avenue
San Diego, CA 92154

Kevin R. Andersen                            50,000                                       *
8760 Hidden Oak Drive
Salt Lake City, UT 84121

All directors and                       79,398,338                                      53.31%
executive officers
as a group (5 persons)

-------------------

(1) Includes: (i) an aggregate of 351,000 shares owned by Mr. Marshall's wife and son; (ii) 6,571,428 shares owned by Sand Dollar, of which Mr. Marshall is the general partner; and (iii) options to purchase 66,761,905 shares owned by Sand Dollar.

(2) Includes shares beneficially owned by Ed Marshall, the husband of Mrs. Marshall.



Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

Private Sales of Shares

         During the past three years the Company has issued the following securities without registration under the Securities Act:

1996
------

         The Company entered into an employment agreement with its former president, Joseph S. Latino, effective January 1, 1995, pursuant to which the Company agreed to employ Mr. Latino as its Chief Executive Officer and Director of Research, at a salary of $180,000 per annum, for a one year period; provided, however, that the agreement was to remain in effect until terminated by either of the parties in accordance with its terms. Mr. Latino received fringe benefits, including the use of an automobile and health and life insurance and was granted an option to purchase 3,000,000 shares of the Company's common stock, par value $.001, at a per share price of $.20. These options were to vest in annual increments of 1,000,000 shares, on and after January 1 of each of 1996, 1997 and 1998, provided that Mr. Latino continued to be employed by the Company at the time. The Company has since taken the position that this Agreement was not validly authorized and is nonenforceable. The agreement, if it was enforceable, terminated for cause in May 1997.

         The Company agreed to employ Arthur P. Bergeron, effective January 1, 1995, as its Chief Financial Officer, at a salary of $72,000 per annum, plus monthly expenses, for a one year period; provided, however, that the agreement was to remain in effect until terminated by either party in accordance with its terms. Mr. Bergeron was permitted to continue his private accounting practice. Mr. Bergeron also received health insurance from the Company and was granted an option to purchase 1,500,000 shares of the Company's common stock, par value $.001, at a per share price of $.20, provided that Mr. Bergeron continued to be employed by the Company at that time. The agreement also provided for certain bonuses to be paid if the Company achieves certain financial results. Mr. Bergeron was terminated for cause in November 1998.

1997
----
         In May 1997, the Company issued 500,000 shares of the Company's common stock to each of Arthur P. Bergeron and Kenneth Gropper in consideration of their services as officers of the Company and 750,000 to George Handel in consideration of his services as the Company's Secretary. In December 1997, the Company awarded Dr. Gerard Sunnen 100,000 shares of common stock in consideration of his services as the Company's Director of Science. In December 1997, the Board of Directors voted to establish the Option Plan, which was approved by the shareholders at the Annual Meeting. Pursuant to the Option Plan, options to purchase shares of the Company's common stock were granted to Milton
G. Adair (3,000,000 shares), Gerard V. Sunnen (300,000 shares) and Kenneth Gropper (100,000). On September 23, 1997, Sand Dollar purchased 5,714,285 shares of the Company's common stock pursuant to the Sand Dollar Warrant, at a per share price of $.07, an aggregate of $400,000.

         In June 1997, the Company issued warrants to purchase 73,333,333 shares of its common stock to The Sand Dollar Solution ("Sand Dollar"), a California limited partnership, whose general partner is Edwin G. Marshall, the Chairman of the Company's Board of Directors (the "Sand Dollar Warrants").

         The Sand Dollar Warrants have the following exercise prices and expiration dates:

Shares                          Exercise Price                Termination Dates
-------                         --------------                -----------------

15,000,000                      $.07 per share                Originally
                                                              September 7, 1997, then
                                                              extended until ten
                                                              days after the Company
                                                              becomes current in its
                                                              filings with
                                                              Securities and
                                                              Exchange Commission.

33,333,333                      $.15 per share                Originally June 9, 1998,
                                                              extended to March 30, 1999.

25,000,000                      $.20 per share                Originally June 9, 1999


         On September 23, 1997, Sand Dollar purchased 5,714,285 shares of the Company's common stock by exercise of the Sand Dollar Warrant, paying $.07 a share, or aggregate consideration of $400,000.

         In March and May 1997, the Company issued an aggregate of 2,716,600 shares of common stock to Kenneth Gropper (500,000 shares), Arthur P. Bergeron (500,000 shares), George Handel (750,000 shares), counsel to the Company (an aggregate of 666,666 shares), an employee (50,000 shares), and its public relations firm (250,000 shares) in consideration of services rendered, relying on the private offering exemption under the Securities Act. In December 1997, the Company authorized the issuance of 100,000 shares of common stock to Dr. Gerard Sunnen in consideration of his services as the Company's Director of Science. The Company issued 103,200 shares of its common stock to an employee of its New Zealand subsidiary, pursuant to Regulation S promulgated under the Securities Act, as consideration for services rendered.

1998
----
         In March 1998, Sand Dollar purchased 857,143 shares of the Company's common stock pursuant to the Sand Dollar Warrant, paying $.07 a share, or $60,000. The Company relied on the private offering exemption from registration under the Securities Act of 1933 (the "Securities Act") in issuing the Sand Dollar Warrants and for the sale of shares pursuant to the exercise of the Sand Dollar Warrants.

         On March 4, 1998 the Company issued 864,747 shares of common stock to Mark Peterson, a principal with Alpine Securities Corporation. The issued stock was for repayment of the principal and interest of a $40,000 loan made to the Company on Oct. 2, 1996. Alpine Securities is a market maker in our stock.

         On May 27, 1998 the Sand Dollar Warrants due to expire on May 31, 1998 were extended to Oct. 30, 1998 with the Company retaining the previously adopted right of cancellation with 10 days notice should other funding be obtained.

         August 6, 1998 Grants of stock for uncompensated work and other contributions by members of the Board of Directors were made as follows: Dr. Gerard Sunnen, 1.5 million shares; Edwin G. Marshall, 1.5 million shares; Dr. William Hitt, 250,000 shares; and Kenneth Gropper, 50,000 shares. In addition, grants of 150,000 shares of common stock to Medizone's former President and Chief Executive Officer, Milton Adair, and 15,000 shares to former employee, Joy Erickson, were made as final settlement of their employment.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          Reports on Form 8-K
          ----------------------------------------

                  (a) See Index to Consolidated Financial Statements and Schedule on Page F-1.

                  (b)      See Index to Exhibits on page E-1.

                  (c)      None.

                  (d)      Exhibits  and  Financial  Statement  Schedules.   The
                           following Exhibits form a part of this Annual Report on Form 10-K:

Exhibit
Number     Description of Exhibit
-------    ----------------------

2         Agreement and Plan of Reorganization dated March 12, 1986.(2)

3(a)      Articles of Incorporation of Registrant.(2)

3(b)      By-laws of Registrant.(2)

3(c)      Articles of Amendment to Registrant's Articles of Incorporation.(3)

10(a)     Patent Agreement, dated February 26, 1987.(5)

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

10(g)     Consulting Agreement between Joseph Latino and the Registrant.(2)

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

10(pp) Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995.(12)

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

16        Letter re: change in certifying accountants.(1)


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

                                   SIGNATURES
                                -----------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIZONE INTERNATIONAL, INC.


                                By: /s/ Edwin G. Marshall
                                -------------------------------------
                                Edwin G. Marshall
                                President and Chief Executive Officer

Date: February 7, 2000


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company, in the capacities shown and on the date indicated:


Date: February 7, 2000            /s/ Edwin G. Marshall
                                ------------------------------------
                                Edwin G. Marshall, President
                                Chief Executive Officer and Director



Date: February 7, 2000            /s/Gerard V. Sunnen
                                ------------------------------------
                                Gerard V. Sunnen, Director



Date: February 7, 2000            /s/ William M. Hitt
                                ------------------------------------
                                William M. Hitt, Director



Date: February 7, 2000            /s/ Kevin R. Andersen
                                 ------------------------------------
                                 Kevin R. Andersen, Chief Financial
                                 Officer (and Principal Accounting Officer)

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)

                          CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998 and 1997

                             C O N T E N T S


Independent Auditors' Report...................................................3

Consolidated Balance Sheets....................................................4

Consolidated Statements of Operations..........................................6

Consolidated Statements of Stockholders' Equity (Deficit) .....................7

Consolidated Statements of Cash Flows.........................................14

Notes to the Consolidated Financial Statements................................16

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiary
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders' equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
January 24, 2000

                                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets


                                    ASSETS

                                                                                               December 31,
                                                                               1998                  1997

CURRENT ASSETS

   Cash and cash equivalents                                             $           7,643     $         138,173
   Prepaid expenses and advances                                                    -                      9,154
                                                                         -----------------     -----------------

     Total Current Assets                                                            7,643               147,327
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                                         7,612                 8,268
                                                                         -----------------     -----------------

OTHER ASSETS

   Receivable from affiliate, net (Note 1)                                             -                  48,947
   Deposits                                                                            -                   2,477
                                                                         -----------------     -----------------

     Total Other Assets                                                                -                  51,424
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          15,255     $         207,019
                                                                         =================     =================



The accompanying notes are an integral part of these consolidated financial statements.

                                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                      Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      December 31,
                                                                               1998                  1997
                                                                         -----------------     -----------------
CURRENT LIABILITIES

   Accounts payable                                                      $         470,132     $         517,011
   Accrued expenses (Note 3)                                                       288,606               222,060
   Notes payable (Note 6)                                                          280,491               354,115
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,039,229             1,093,186
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,039,229             1,093,186
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized
    of $0.001 par value, 148,926,434 and 136,887,629
    shares issued and outstanding, respectively                                    148,926               136,888
   Common stock subscribed (Note 5)                                                     -                  5,714
   Additional paid-in capital                                                   12,610,539            12,188,909
   Deficit accumulated during the development stage                            (13,783,439)          (13,217,678)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (1,023,974)             (886,167)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $          15,255     $         207,019
                                                                         =================     =================




The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                    Consolidated Statements of Operations

                                                                                                                   From
                                                                                                                Inception on
                                                                                                                 January 31,
                                                                       For the Years Ended                      1986 Through
                                                                          December 31,                          December 31,
                                                        1998               1997                1996                 1998
                                                   ----------------   -----------------  ------------------  ------------------

REVENUE                                            $             -    $              -   $               -   $          133,349
                                                   ----------------   -----------------  ------------------  ------------------

EXPENSES

   Cost of sales                                                 -                   -                   -              103,790
   Research and development                                  13,218             116,950              25,000           2,332,853
   General and administrative                               562,729             631,491           1,288,175          11,130,564
   Bad debt expense                                          48,947                  -                   -               48,947
   Depreciation and amortization                              2,673               1,696               2,907              25,453
                                                   ----------------   -----------------  ------------------  ------------------

     Total Expenses                                         627,567             750,137           1,316,082          13,641,607
                                                   ----------------   -----------------  ------------------  ------------------

     Loss from Operations                                  (627,567)           (750,137)         (1,316,082)        (13,508,258)
                                                   ----------------   -----------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Minority interest in loss                                     -                   -                   -               26,091
   Other income                                                 420               3,342                  -               19,780
   Gain on sale of subsidiary (Note 1)                      108,417                  -                   -              208,417
   Interest expense                                         (47,031)            (28,764)            (13,313)           (820,697)
                                                   ----------------   -----------------  ------------------  ------------------

     Total Other Income (Expense)                            61,806             (25,422)            (13,313)          (566,409)
                                                   ----------------   -----------------  ------------------  ------------------

LOSS BEFORE EXTRAORDINARY
 ITEMS                                                     (565,761)           (775,559)         (1,329,395)        (14,074,667)
                                                   ----------------   -----------------  ------------------  ------------------

EXTRAORDINARY ITEMS

   Debt forgiveness                                              -                   -                   -              291,228
                                                   ----------------   -----------------  ------------------  ------------------

     Total Extraordinary Items                               -                   -                       -              291,228
                                                   ----------------   -----------------  ------------------  ------------------

NET LOSS                                           $       (565,761)  $        (775,559) $       (1,329,395) $      (13,783,439)
                                                   ================   =================  ==================  ==================

BASIC LOSS PER SHARE                               $          (0.00)  $           (0.01) $            (0.01)
                                                   ================   =================  ==================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  142,645,000         133,568,000         118,022,000
                                                   ================   =================  ==================





The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                            (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                             Common Stock                         Additional      During the
                                             -----------------------------------------------       Paid-in        Development
                                                 Shares           Amount          Subscribed       Capital           Stage
                                             --------------  ---------------  ---------------   ---------------   ---------------
Balance, January 31, 1986 (inception)                    -   $            -   $         -       $                 $            -

Initial capitalization of Medizone -
 Nevada at $0.03 per share                        5,500,000            5,500            -               150,128                -

Common shares issued in acquisition
 of Medizone - Delaware (Note 1)                 37,500,000           37,500            -               (37,500)               -

Common stock issued for services
 rendered in July 1986 at $0.10
 per share                                           50,000               50            -                 4,950                -

Common stock issued in conversion
 of warrants during 1986 at $0.10
 per share                                        7,814,600            7,815            -               773,645                -

Stock issuance costs                                     -                -             -              (105,312)               -

Net loss for the year ended
 December 31, 1986                                       -                -             -                    -           (796,068)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1986                       50,864,600           50,865            -               785,911          (796,068)

Common stock issued upon exercise
 of warrants in January 1987 at $0.10
 per share                                            2,600                2            -                   257                -

Common stock issued for patent in
 March 1987 at $0.69 per share                    1,000,000            1,000            -               692,750                -

Common stock issued for cash in
 June 1987 at an average price of
 $0.16 per share                                    950,000              950            -               149,050                -

Common stock issued for services
 in June and July 1987 at an
 average price of $0.12 per share                   203,167              203            -                24,314                -

Common stock issued through
 exercise of options in August 1987
 at $1.75 per share                                 250,000              250            -               437,250                -

Net loss for the year ended
 December 31, 1987                                       -                -             -                    -         (2,749,400)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1987                       53,270,367  $        53,270  $         -       $     2,089,532   $    (3,545,468)
                                            ---------------  ---------------  ----------------  ---------------   ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                     MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                                 -------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                                 ----------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1987                       53,270,367  $        53,270  $         -       $     2,089,532   $    (3,545,468)

Common stock issued through exercise
 of options in January 1988 at $0.50
 per share                                          200,000              200            -                99,800                -

Common stock issued for cash in
 September 1988 at $0.08 per share                1,000,000            1,000            -                79,000                -

Common stock issued for services
 at an average price of $0.23
 per share                                           35,000               35            -                 7,965                -

Additional capital contributed                           -                -             -               174,126                -

Net loss for the year ended
 December 31, 1988                                       -                -             -                    -           (714,347)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1988                       54,505,367           54,505            -             2,450,423        (4,259,815)

Common stock issued for services
 at an average price of $0.18 per
 share                                              261,889              262            -                46,363                -

Common stock issued for cash at
 an average price of $0.05 per share              5,790,000            5,790            -               285,710                -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.12 per share              4,749,532            4,750            -               578,978                -

Common stock issued upon exercise
 of options at $0.16 per share                      375,000              375            -                59,125                -

Net loss for the year ended
 December 31, 1989                                       -                -             -                    -           (862,051)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1989                       65,681,788  $        65,682  $         -       $     3,420,599   $    (5,121,866)
                                            ---------------  ---------------  ----------------  ---------------   ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                             (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                            ------------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                            ---------------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1989                       65,681,788  $        65,682  $         -       $     3,420,599   $    (5,121,866)

Common stock issued for services
 at $0.10 per share                                 880,000              880            -                87,120                -

Common stock issued for cash at an
 average price of $0.04 per share                 4,250,000            4,250            -               175,250                -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.06 per share              2,422,727            2,423            -               137,577                -

Additional capital contributed                           -                -             -               100,000                -

Net loss for the year ended
 December 31, 1990                                       -                -             -                    -           (606,309)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1990                       73,234,515           73,235            -             3,920,546        (5,728,175)

Common stock issued for cash at an
 average price of $0.07 per share                 4,366,667            4,366            -               305,634                -

Common stock issued for services
 at an average price of $0.17 per
 share                                              425,000              425            -                72,075                -

Common stock issued through
 exercise of options at an average
 price of $0.45 per share                           450,000              450            -               204,050                -

Additional capital contributed                           -                -             -                 5,000                -

Net loss for the year ended
 December 31, 1991                                       -                -             -                    -         (1,220,152)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1991                       78,476,182  $        78,476  $         -       $     4,507,305   $    (6,948,327)
                                            ---------------  ---------------  ----------------  ---------------   ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                            ------------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                            ---------------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1991                       78,476,182  $        78,476  $         -       $     4,507,305   $    (6,948,327)

Common stock issued for services
 at $0.20 per share                                 151,500              152            -                30,148                -

Common stock issued in lieu of
 debt at $0.15 per share                            250,000              250            -                37,250                -

Common stock issued for cash at
 an average price of $0.16 per share              2,702,335            2,702            -               427,648                -

Common stock issued through
 exercise of options at $0.50
 per share                                          250,000              250            -               124,750                -

Additional capital contributed                           -                -             -                81,100                -

Net loss for the year ended
 December 31, 1992                                       -                -             -                    -           (649,941)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1992                       81,830,017           81,830            -             5,208,201        (7,598,268)

Common stock issued for services
 at an average price of $0.10
 per share                                        5,347,219            5,347            -               542,859                -

Common stock issued for cash at
 an average price of $0.18 per share              1,471,666            1,472            -               269,528                -

Common shares subscribed for
 at $0.10 per share                                      -                -              2,619          259,296                -

Net loss for the year ended
 December 31, 1993                                       -                -             -                    -         (1,598,342)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1993                       88,648,902  $        88,649  $          2,619  $     6,279,884   $    (9,196,610)
                                            ---------------  ---------------  ----------------  ---------------   ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                            ------------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                            ---------------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1993                       88,648,902  $        88,649  $        2,619    $     6,279,884   $    (9,196,610)

Common stock issued for services
 at $0.10 per share                               1,431,590            1,431              -             141,727                -

Common shares subscribed for at
 $0.10 per share                                         -                -            9,552            945,682                -

Common shares subscribed for as
 cancellations of indebtedness at
 $0.10 per share                                         -                -              417             41,234                -

Common shares subscribed for as
 cancellation of indebtedness at
 $0.18 per share                                         -                -           11,250          2,022,379                -

Issuance of subscribed stock                     10,384,900           10,385         (10,385)                -                 -

Issuance of shares in recognition
 of disparity in purchase price in
 offering                                         1,125,834            1,126              -              (1,126)               -

Prior period adjustment (Note 8)                         -                -               -                  -            219,422

Net loss for the year ended
 December 31, 1994                                       -                -               -                  -         (1,126,315)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1994                      101,591,226  $       101,591  $       13,453    $     9,429,780   $   (10,103,503)
                                            ---------------  ---------------  ----------------  ---------------   ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                            ------------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                            ---------------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1994                      101,591,226  $       101,591  $       13,453    $     9,429,780   $   (10,103,503)

Redeemable common shares
 converted to common stock (Note 9)                 200,000              200              -              39,800                -

Common stock issued for services
 at $0.10 per share                               2,050,000            2,050              -             202,950                -

Issuance of subscribed stock                     17,524,860           17,524         (17,524)                -                 -

Cancellation of common shares                    (1,242,727)          (1,242)             -             (70,563)               -

Common shares subscribed for at
 $0.10 per share                                         -                -            9,118            902,707                -

Prior period adjustment (Note 8)                         -                -               -                  -             71,806

Additional capital contributed                           -                -               -              50,000                -

Net loss for the year ended
 December 31, 1995                                       -                -               -                  -         (1,081,027)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1995                      120,123,359          120,123           5,047         10,554,674       (11,112,724)

Common stock issued for cash
 at $0.10 per share                                 100,000              100              -               9,900                -

Common stock issued for services
 at $0.10 per share                               1,415,875            1,416              -             140,171                -

Issuance of subscribed stock                      8,412,379            8,413          (8,413)                -                 -

Common shares subscribed for
 at $0.11 per share                                      -                -            6,456            718,991                -

Net loss for the year ended
 December 31, 1996                                       -                -               -                  -         (1,329,395)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1996                      130,051,613  $       130,052  $        3,090    $    11,423,736   $   (12,442,119)
                                            ---------------  ---------------  ----------------  ---------------   ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Common Stock                        Additional        During the
                                            ------------------------------------------------        Paid-in         Development
                                                   Shares         Amount        Subscribed          Capital            Stage
                                            ---------------  ---------------  --------------    ---------------   -----------------
Balance, December 31, 1996                      130,051,613  $       130,052  $        3,090    $    11,423,736   $   (12,442,119)

Issuance of subscribed stock                      3,089,680            3,090          (3,090)                -                  -

Common shares subscribed for
 at $0.10 per share                                      -                -            5,714            394,287                 -

Common stock issued for services
 at $0.10 per share                               3,746,336            3,746              -             370,886                 -

Net loss for the year ended
 December 31, 1997                                       -                -               -                  -           (775,559)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1997                      136,887,629          136,888           5,714         12,188,909       (13,217,678)

Common stock issued through
 exercise of warrants at $0.07
 per share                                          857,142              857              -              59,143                -

Common stock issued in lieu of
 debt at $0.05 per share                            864,747              865              -              42,372                -

Issuance of subscribed stock                      5,714,286            5,714          (5,714)                -                 -

Cancellation of common shares                      (630,000)            (630)             -                 630                -

Common stock issued for services
 at $0.05 per share                               3,465,000            3,465              -             169,786                -

Common stock issued for services
 at $0.09 per share                                 750,000              750              -              63,785                -

Common stock issued in lieu of
 debt at $0.09 per share                            967,630              967              -              82,214                -

Common stock issued for services
 at $0.08 per share                                  50,000               50              -               3,700                -

Net loss for the year ended
 December 31, 1998                                       -                -               -                  -           (565,761)
                                            ---------------  ---------------  ----------------  ---------------   ---------------

Balance, December 31, 1998                      148,926,434  $       148,926  $           -     $    12,610,539   $   (13,783,439)
                                            ===============  ===============  ================  ===============   ===============



The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                                                                       From
                                                                                                                    Inception on
                                                                            For the Years Ended                      January 31,
                                                                                December 31,                       1986 Through
                                                              --------------------------------------------------   December 31,
                                                                  1998             1997             1996               1998
                                                              ---------------   ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $      (565,761)  $      (775,559) $    (1,329,395)  $   (13,783,439)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                      2,673             1,696            2,907            25,453
     Stock issued for services                                        241,536           374,632          141,587         2,867,416
     Bad debt expense                                                  48,947                -                -             48,947
     Minority interest in loss                                             -                 -                -            (26,091)
     Loss on disposal of assets                                            -                 -                -            693,752
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                     11,631             1,143           60,959           (48,947)
     Increase (decrease) in accounts payable                          (18,698)           61,126          139,913           704,502
     Increase (decrease) in accrued expenses                           69,783            50,651           79,423           348,628
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash Used by Operating Activities                         (209,889)         (286,311)        (904,606)       (9,169,779)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Organization costs                                                      -                 -                -             (8,904)
   Purchase of fixed assets                                            (2,017)             (895)         (10,002)          (24,159)
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash Used by Investing Activities                           (2,017)             (895)         (10,002)          (33,063)
                                                              ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principle payments on notes payable                                 (3,624)               -                -           (192,774)
   Cash received from notes payable                                    25,000            21,800          184,500         1,106,518
   Capital contributions                                                   -                 -                -            421,847
   Stock issuance costs                                                    -                 -                -           (105,312)
   Increase in minority interest                                           -                 -                -             14,470
   Issuance of common stock for cash                                   60,000           400,000          735,447         7,965,736
                                                              ---------------   ---------------  ---------------   ---------------

       Net Cash Provided by Financing Activities                       81,376           421,800          919,947         9,210,485
                                                              ---------------   ---------------  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH                                      (130,530)          134,594            5,339             7,643

CASH AT BEGINNING OF PERIOD                                           138,173             3,579           (1,760)               -
                                                              ---------------   ---------------  ---------------   ---------------

CASH AT END OF PERIOD                                         $         7,643   $       138,173  $         3,579   $         7,643
                                                              ===============   ===============  ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)


                                                                                                                       From
                                                                                                                    Inception on
                                                                            For the Years Ended                      January 31,
                                                                                December 31,                       1986 Through
                                                              --------------------------------------------------   December 31,
                                                                  1998             1997             1996               1998
                                                              ---------------   ---------------  ---------------   ---------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                   $            -    $            -   $            -    $        26,483
   Income taxes                                               $            -    $            -   $            -    $            -

NON-CASH FINANCING ACTIVITIES:

   Stock issued for services                                  $       241,536   $       374,632  $       141,587   $     2,867,416
   Stock issued in conversion of debt to common stock         $       126,418   $            -   $            -    $     3,776,293
   Stock issued for license agreement and patent              $            -    $            -   $            -    $       693,752

The accompanying notes are an integral part of these consolidated financial statements.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada) and its wholly-owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan). Collectively, they are referred to herein as the "Company". Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature. Effective Match 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

              Medizone-Delaware was incorporated on January 31, 1986 under the state laws of Delaware. Medizone-Delaware was organized to seek regulatory approval for a MEDIZONE (R) drug, a precise mixture of ozone and oxygen for the purpose of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases. It is also trying to develop or acquire the related technology and equipment for the medical application of the products, including the drug production and delivery system.

              At the time of the acquisition of Medizone-Delaware, Medizone-Nevada was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Medizone-Nevada's common stock for the common stock of Medizone-Delaware resulted in the former stockholders of Medizone-Delaware obtaining control of Medizone-Nevada. Accordingly, Medizone-Delaware became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Medizone-Delaware with no adjustment to the basis of Medizone-Delaware's assets acquired or liabilities assumed. For legal purposes, Medizone-Nevada was the surviving entity.

              On November 18, 1987, Medizone Canada Ltd. (MedCan) was incorporated under the laws of the Province of British Columbia. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), AGMC purchased 130,000 shares of MedCan for $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, (a Utah corporation) (KPC). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its name to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of MCL, consisting solely of cash in the amount of approximately $89,000.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              In June 1998, the Company sold its interest in MCL for $125,000 cash debt assumed of $8,417 less fees of $25,000 in a private transaction which resulted in a gain of $108,417 for the year ended December 31, 1998. The Company retained ownership, however, of all of the issued and outstanding stock of MedCan, the Canadian subsidiary.

              b.  Formation of Joint Venture

              On June 22, 1995, the Company entered into a series of contracts which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited (MNZ). MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited (Solwin), a New Zealand corporation, is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Soloman (Solomon), a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis (see Note 1(i)).

              Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the Licensing Agreement) and a Managing Agent Agreement (the Managing Agent Agreement).

              Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement shall terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the Guaranteed Minimum Royalty) in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days notice. Commencing on the first sale to a user by MNZ, the Company shall receive a sales royalty in an amount equal to 10% of MNZ's gross annual sales under the License Agreement.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              b.  Formation of Joint Venture (Continued)

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

                                                                                    Medizone            Medizone
                                                                                    International,      New Zealand
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

              Pursuant to Emerging Issued Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 1998.

              c.  Business Activities

              The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c.  Business Activities (Continued)

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

              On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of the Company's former President, the Company's inquiry into the conduct of its operations during the former President's tenure, that disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c.  Business Activities (Continued)

              The Company has held discussions with an Italian Contract Research Organization (the ICRO) with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even Phase I human clinical trials. The ICRO would also design a research program and protocols for human clinical trials which would meet the standards of the European Union (EU) and Food and Drug
              Administration (FDA), monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with the ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I human clinical trials and possibly a large animal study. In late 1997, the Company entered into discussions with Italian and Belgium clinicians with regard to them performing Phase I human clinical trials. However, assuming the Italian Ministry of Health did not grant the Company's request for waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III human clinical trials and submission of the data for approval to the Italian Ministry of Health.

              d.  Accounting Methods

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              e.  Cash and Cash Equivalents

              Cash equivalents  include  short-term,  highly liquid  investments
              with   maturities   of  three  months  or  less  at  the  time  of
              acquisition.

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                          December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Basic Loss Per Share (Continued)





                                                                         For the Years Ended
                                                                              December 31,
                                                        ----------------------------------------------------------
                                                              1998               1997                1996
                                                        ------------------  ------------------  ------------------

              Numerator (net loss)                      $         (565,761) $         (775,559) $       (1,329,395)

              Denominator (weighted
               average number of
               shares outstanding)                             142,645,000         133,568,000         118,022,000

              Loss per share                            $            (0.00) $            (0.01) $            (0.01)
                                                        ==================  ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

              g.  Change in Accounting Principle

              The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15 "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing  income (loss)  available to common  shareholders  by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128, which did not have a material impact on the Company's financial statements. In addition, the implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Change in Accounting Principle (Continued)

              The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of these statements did not have a material impact on the Company's financial statements.

              In February 1998, the Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no material impact on the Company's financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                            December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Change in Accounting Principle (Continued)

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

              h.  Property and Equipment

              Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years.

              i.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 1998.

              j.  Provision for Taxes

              At December 31, 1998, the Company has net operating loss carryforwards of approximately $11,750,000 that may be offset against future taxable income through 2018. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              k.  Principles of Consolidation

              The consolidated financial statements include those of Medizone International, Inc. (Medizone-Nevada) and its wholly-owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd (MedCan).

              All material intercompany accounts and transactions have been eliminated.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                         December 31, 1998 and 1997

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              l.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              m.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              n.  Stock Based Compensation

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected to comply with the disclosure requirements set forth in the Statement, which includes disclosing proforma net income (loss) as if the fair value based method of accounting had been applied. (See Note 7.)

              o.  Patents

              In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company.

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

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                            December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p.  Revenue Recognition Policy

              The  Company   currently  ha  no  source  of   revenues.   Revenue
              recognition policies will be determined when principal operations begin.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                                                                                         December 31,
                                                                            --------------------------------------
                                                                                  1998                1997
                                                                            ------------------  ------------------
              Office equipment                                              $            4,318  $            2,301
              Furniture and fixtures                                                     6,307               6,307
                                                                            ------------------  ------------------

                                                                                        10,625               8,608
              Accumulated depreciation                                                  (3,013)               (340)
                                                                            ------------------  ------------------

              Net property and equipment                                    $            7,612  $            8,268
                                                                            ==================  ==================

              Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $2,673, $1,696 and $2,907, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                                                                       December 31,
                                                                            --------------------------------------
                                                                                  1998                1997
                                                                            ------------------  ------------------
              Accrued payroll                                               $          162,000  $          130,350
              Accrued interest                                                         126,606              90,310
              Other                                                                     -                    1,400
                                                                            ------------------  ------------------

                           Total                                            $          288,606  $          222,060
                                                                            ==================  ==================

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              The Company retains an investor relations firm to act as the Company's liaison with the brokerage community. The agreement was originally for a period of one year, but has been extended by the parties for additional one year periods. It receives a monthly payment of $2,000, plus expenses. As additional compensation in 1996, it received 250,000 shares of the Company's common stock, restricted under the federal securities laws.

              On September 23, 1997, the Company entered into a three-year lease with an unaffiliated third party for offices in Salt Lake City at an annual rent of approximately $23,000. The office was used for executive offices and administrative purposes. Following the Company's reorganization on April 15, 1998, the Company's offices were moved to Stinson Beach, California, and the Salt Lake City lease was terminated.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                         December 31, 1998 and 1997


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS

              Unless otherwise stated, all transactions shown below were with unrelated parties and the securities issued were restricted.

              Medizone-Nevada initially issued 5,500,000 shares in a private transaction.

              On March 26, 1986, Medizone-Nevada issued 37,500,000 shares of common stock, representing 87.2% of the then outstanding shares, to the stockholders of Medizone-Delaware, including two officers and directors, in exchange for all of the shares of Medizone-Delaware. The costs of the transactions were offset against paid-in capital.

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

              In March 1987, the Company issued 1,000,000 shares of common stock in exchange for a patent (see Note 1).

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

              During 1993,  the  following  equity  transactions  occurred:  The
              Company  issued   1,471,666   shares  to  individuals  in  private
              transactions for aggregate proceeds of $271,000; the Company issued a total of 5,347,219 shares of common stock for services. Also, during 1993, a total of $261,915 was received in cash for 2,619,150 shares subscribed as a result of a private placement offering. The offering commenced as of November 26, 1993, with a maximum of $700,000 to be raised in gross proceeds from the sale of up to 7,000,000 shares.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              During 1994, the following equity transactions occurred: The Company issued a total of 1,431,590 shares of common stock for services; the Company issued a total of 1,125,834 shares of common stock to certain prior purchasers of common stock in recognition of disparity in purchase in contemporaneous offerings. Also during 1994, a total of $680,040 was received in cash for 6,800,499 shares subscribed as a result of the offering. Subsequent to the offering, an additional $316,860 was received in cash from foreign investors subscribing to 3,168,600 shares of common stock. On December 28, 1994, the Company settled a dispute regarding the validity of notes payable to former management in the amount of $2,033,628 by agreeing to issue 11,250,000 common shares (recorded as shares subscribed) in satisfaction of the total amount of the debt.

              Also in 1994, $40,000 of notes payable (a portion of loans totaling $60,000) together with interest, was satisfied by issuing 416,500 shares of common stock.

              During 1995, the following equity transactions occurred: The Company issued a total of 2,050,000 shares of common stock for services. $911,825 was received from investors subscribing to 9,118,260 shares of common stock. Also, 7,524,860 common shares, previously recorded as shares subscribed, were issued, and 1,242,727 were retired in accordance with the settlement agreement with former management. 200,000 of redeemable shares were converted into common stock. The Company sold shares of its New Zealand subsidiary for aggregate proceeds of $150,000.

              During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993. Approximately $635,447 of these proceeds were from the sale of the Company's common stock at a per share price of $0.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company). The remaining $90,000 were from the sale of 900,000 units, each unit consisting of one share of the Company's common stock at a per share price of $0.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

              During 1997, the Company issued 3,089,680 previously subscribed shares of its common stock and also issued 3,746,336 shares of its common stock to various consultants for services rendered. Also in 1997, the Company received $400,000 for subscriptions to acquire 5,714,285 shares of its common stock and warrants to purchase 9,285,715 shares of common stock at $0.07 per share, 25,000,000 shares at $0.20 per share, and 33,333,333 shares at $0.15 per share.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         December 31, 1998 and 1997


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              During 1998, the Company issued 5,714,286 previously subscribed shares of its common stock and also issued a total of 4,265,000 shares of its common stock to various individuals for services rendered. Also in 1998, the Company issued 857,142 shares of common stock through exercise of outstanding warrants at $0.07 per share for a total of $60,000, and issued 1,832,377 shares in lieu of outstanding debt of $126,418. The Company also canceled 630,000 shares for services that were never performed.

              As of December 31, 1998, the following warrants were outstanding:

                      Warrants                            Exercise Price                   Termination Dates
                    ----------------                -------------------------             ----------------------
                           8,428,573                $                    0.07               April 30, 2000
                          33,333,333                $                    0.15               April 30, 2000
                          25,000,000                $                    0.20               April 30, 2000

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 1998 and 1997:

                                                                                               December 31,
                                                                                 ---------------------------------------
                                                                                       1998                  1997
                                                                                 -------------------  ------------------
              Notes payable to ten stockholders, due on demand, plus interest at
               10% per annum (in  arrears).  The Company is  obligated to accept the rate at face value plus accrued  interest as partial  payment for shares the lender may purchase from the Company upon exercise of the lender's option to acquire shares from
               the Company.                                                      $          60,815    $           60,815

              Notes payable to directors  totaling $28,000 and a note payable to a third  party in the  amount of  $9,000,  due on April 22,  1995
               (principal  and accrued  interest in arrears as of report  date), plus  interest  ranging from 8% to 9% per annum.  Each lender has the right to convert any portion of the  principal  and  interest into  common  stock at a price per  share  equal to the price per share under the most
               recent private placement transaction.                                        37,000                37,000
                                                                                 -----------------    ------------------

              Balance Forward                                                    $          97,815    $           97,815
                                                                                 -----------------    ------------------

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                        December 31, 1998 and 1997


NOTE 6 -      NOTES PAYABLE (Continued)

                                                                                               December 31,
                                                                                 ---------------------------------------
                                                                                       1998                  1997
                                                                                 -------------------  ------------------
              Balance Forward                                                    $          97,815    $           97,815

              Notes payable to directors and a family member of a director,  due at various dates in 1995,  1996 and 1997  (principal  and accrued interest in arrears as of report  date),  plus interest at 8% per annum.  The  Company  has the  right  to  repay  the  loans  with restricted stock at $0.10
               per share if alternative financings do not occur.                           182,676               216,300

              Note payable to individual, due on December 2, 1996 (principal and accrued interest in arrears as of report date),  plus interest at
               6.07% per  annum.  The  Company  has the  right,  on or after the payment due date, to repay the loan with
               restricted shares valued at $0.05 per share.                                     -                 40,000
                                                                                 -----------------     -----------------

              Total Notes Payable                                                          280,491               354,115

              Less: Current Portion                                                       (280,491)             (354,115)
                                                                                 -----------------     -----------------

              Long-Term Notes Payable                                            $              -      $              -
                                                                                 =================     =================

              The aggregate principal maturities of notes payable are as follows:

                                        Year Ended
                                         December 31,                       Amount

                                           1999                       $         280,491
                                           2000                                      -
                                           2001                                      -
                                           2002                                      -
                                           2003                                      -
                                           2004 and thereafter                       -
                                                                      -----------------

                                           Total                      $         280,491
                                                                      =================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                          December 31, 1998 and 1997


NOTE 7 -      STOCK OPTIONS

              All options are exercisable for a period of five years beginning one year from the date of grant. Compensation expense, measured as to the excess of the estimated fair value over the exercise price, was accrued over the service period. If, on the date of exercise, the estimated fair value of a share of the Company's common stock exceeded the exercise price, the exercise price was decreased by a like amount (but not below the par value of $0.001). At the end of each fiscal period, total accrued compensation was recorded as the difference between the adjusted exercise price and the fair market value at the end of the period for all exercisable shares. The total accrued compensation was adjusted each year for changes in the fair market value of the Company's stock and for option exercises and cancellations. The shares issued in connection with the exercise of the options were restricted shares to be held for investment purposes only.

              In 1995, as part of their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer were granted options to purchase an aggregate of 4,500,000 shares of the Company's common stock at an exercise price of $0.20 per share, which vested fully on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years of the options.

              The following is a summary of option transactions:

                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Exercise
              Fixed Options                                                    Shares               Price
              --------------------------                                 -----------------     -----------------
              Balance - January 1, 1996                                          4,500,000     $            0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                                 -                     -
                                                                         -----------------     -----------------

              Balance - December 31, 1996                                        4,500,000                  0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                         (3,000,000)                   -
                                                                         -----------------     -----------------

              Balance, December 31, 1997                                         1,500,000                  0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                                 -                     -
                                                                         -----------------     -----------------

              Balance, December 31, 1998                                         1,500,000     $            0.20
                                                                         =================     =================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 7 -      STOCK OPTIONS (Continued)

              The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                      Outstanding Options                              Exercisable Options
              -----------------------------------------------------------------  ----------------------------------
                                                    Weighted
                                                     Average          Weighted                          Weighted
                   Range of           Number         Remaining        Average          Number           Average
                 Exercisable       Outstanding     Contractual       Exercise        Exercisable        Exercise
                  Prices            12/31/98         Life            Price           at 12/31/98         Price
              ---------------   ---------------   ------------  ----------------  --------------  -----------------
              $          0.20         1,500,000     3 years     $           0.20       1,500,000  $            0.20

              If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1998, 1997 and 1996 would have increased by $-0-, $72,338 and $242,387, respectively, and the Company's net loss and loss per share would have been reduced to the proforma amounts indicated below:

                                                                1998                1997               1996
                                                           -----------------  ------------------  ----------------

              Net loss                 As reported         $        (502,761) $         (775,559) $     (1,329,395)
                                       Proforma            $        (502,761) $         (703,221) $     (1,571,782)
              Net loss per share       As reported         $           (0.00) $            (0.01) $          (0.01)
                                       Proforma            $           (0.00) $            (0.01) $          (0.01)

NOTE 8 -      PRIOR PERIOD ADJUSTMENTS

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

NOTE 9 -      REDEEMABLE COMMON STOCK

               On February 12, 1993, per a settlement agreement, the Company issued 200,000 shares of restricted common stock to an unrelated third party. According to the agreement, if the Company files a registration statement for an offering of its securities, it must use its best efforts to include such shares in the registration statement. If all, or any portion of the shares have not been purchased by the Company or all the shares have not been covered by an effective registration, then the Company shall be required to pay, no later than April 13, 1995, an amount equal to the lesser of $50,000 minus the aggregate purchase price amount payable under the formula set forth in the agreement, or $25,000. In September 1995, the Company paid $5,000 and issued 200,000 shares of restricted common stock in full and final settlement of the agreement.

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                        December 31, 1998 and 1997


NOTE 10 -      GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $13,783,439 at December 31, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

               Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing its drug or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that the drug and the Medizone Technology has been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

               In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be reopened. Until an NDA had been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1998 and 1997


NOTE 10 -      GOING CONCERN (Continued)

               Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such a trial in an effort to obtain EU approval, to market the product in Europe and to reopen the Company's FDA file.

               The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

NOTE 11 -      SUBSEQUENT EVENTS

               Subsequent to December 31, 1998, the following events occurred:

              1. On February 18, 1999, warrants to purchase 222,222 shares of common stock were exercised at $0.07 per share for $15,556.

              2. On November 4, 1999, warrants to purchase 714,285 shares of common stock were exercised at $0.07 per share for $50,000.

              3. The Board of Directors approved the following salaries: a) $170,000 a year for the Company's C.E.O., b) $170,000 a year for the Company's President and Director of Research, and c) $95,000 a year for the Company's C.O.O. and Corporate Secretary.

              4. On January 27, 2000, warrants to purchase 3,142,857 shares of common stock were exercised at $0.07 per share for $220,000.