Form 10QSB
period 1999-03-31
MEDIZONE INTERNATIONAL INC
filed 2000-02-08
CIK 753772

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ____________ TO ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 15, 1999, there were 149,173,656 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No  X
          --

                          MEDIZONE INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                 March 31, 1999

                                                                          Page
                                                                          Number

Part I - Financial Information

Item 1 - Financial Statements

            Consolidated Balance Sheet:
         -March 31, 1999 and December 31, 1998.................................3

            Consolidated Statement of Operations:
         -For the Three Months Ended March 31, 1999 and 1998...................4

        Consolidated Statement of Cash Flow
         -For the Three Months Ended

           March 31, 1999 and 1998.............................................5

             Notes to Consolidated Financial Statements........................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.............7

Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds............................10

Item 6 - Exhibits and Reports on Form 8-K ....................................10

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                      March 31, 1999 and December 31, 1998




                                     ASSETS

                                                                      March 31,            December 31,
                                                                         1999                  1998
                                                                  -------------------   -------------------
CURRENT ASSETS                                                       (Unaudited)
    Cash and cash equivalents                                     $               507   $             7,643
                                                                  -------------------   -------------------
        Total Current Assets                                                      507                 7,643
                                                                  -------------------   -------------------

PROPERTY AND EQUIPMENT, net                                                     7,126                 7,612
                                                                  -------------------   -------------------

                                                                  $             7,633   $            15,255
                                                                  ===================   ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $           474,436   $           470,132
    Accrued liabilities                                                       294,215               288,606
    Current portion of long-term obligations                                  280,491               280,491
                                                                  -------------------   -------------------
        Total Current Liabilities                                           1,049,142             1,039,229
                                                                  -------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                              149,149               148,926
    Additional paid-in capital                                             12,562,872            12,547,539
    Deficit accumulated the development stage                             (13,753,530)          (13,720,439)
                                                                  -------------------   -------------------
        Total Stockholders' Equity (Deficit)                               (1,041,509)           (1,023,974)
                                                                  -------------------   -------------------

                                                                  $             7,633   $            15,255
                                                                  ===================   ===================




                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                             Three              Three
                                                                             Months             Months
                                                                             Ended              Ended
                                                                            3/31/99            3/31/98
                                                                         ---------------    ---------------

            REVENUE                                                      $             -    $             -
            COST OF SALES                                                              -                  -
                                                                         ---------------    ---------------
              Gross Profit                                                             -                  -
                                                                         ---------------    ---------------

            COSTS AND EXPENSES
              Research and development                                                 -              8,050
              General and administrative                                          27,481            155,693
                                                                         ---------------    ---------------
                 Total Costs and Expenses                                         27,481            163,743
                                                                         ---------------    ---------------

            LOSS BEFORE OTHER INCOME (EXPENSE)                                   (27,481)          (163,743)
                                                                         ---------------    ---------------

            OTHER INCOME (EXPENSE)
              Interest expense                                                    (5,610)            (6,831)
              Interest income                                                          -                404
                                                                         ---------------    ---------------
                 Total Other Income (Expense) - net                               (5,610)            (6,427)
                                                                         ---------------    ---------------

            LOSS BEFORE INCOME TAXES                                             (33,091)          (170,170)

            INCOME TAX BENEFIT (PROVISION)                                             -                  -
                                                                         ---------------    ---------------

            NET INCOME (LOSS)                                            $       (33,091)   $      (170,170)
                                                                         ===============    ===============

            NET INCOME (LOSS) PER COMMON
              SHARE
              Basic                                                      $         (0.00)   $         (0.00)
                                                                         ===============    ===============

              Diluted                                                    $         (0.00)   $         (0.00)
                                                                         ===============    ===============

            AVERAGE COMMON AND EQUIVALENT
              SHARES
              Basic                                                          149,074,582        138,126,991
                                                                         ===============    ===============

              Diluted                                                        149,074,582        138,126,991
                                                                         ===============    ===============



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1999 and 1998



                                                                 March 31,         March 31,
                                                                   1999              1998
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $      (33,091)   $     (170,170)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                    486               653
         Issuance of stock for accrued interest                             -             3,238
         Interest expense                                               5,610                 -
     Change in operating assets and liablilites
         Current and other assets                                           -             7,194
         Accounts payable and other liabilities                         4,303            (8,749)
                                                               --------------    --------------
                                                                      (22,692)         (167,834)
                                                               --------------    --------------

CASH FROM INVESTING ACTIVITIES                                              -                 -
                                                               --------------    --------------
                                                                            -                 -
                                                               --------------    --------------

CASH FROM FINANCING ACTIVITIES
     Issuance of common stock                                          15,556            60,000
                                                               --------------    --------------
                                                                       15,556            60,000
                                                               --------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (7,136)         (107,834)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                7,643           138,173
                                                               --------------    --------------
     End of period                                             $          507    $       30,339
                                                               ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                              $            -    $            -
                                                               ==============    ==============
         Income taxes                                          $            -    $            -
                                                               ==============    ==============


NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for interest                     $            -    $        3,238
                                                               ==============    ==============
     Issuance of common stock for cancellation of note
         payable                                               $            -    $       40,000
                                                               ==============    ==============



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

The financial information included herein is unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2 - Capital Stock

During the quarter ended March 31, 1999, 222,222 common shares were issued to an officer and director of the Company for $15,555 in cash.

3 - Income (Loss) Per Share

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three months ended March 31, 1999 and 1998:



                                                                            Three           Three
                                                                           Months          Months
                                                                            Ended           Ended
                                                                           3/31/99         3/31/98
                                                                         ------------    ------------
            Net income (loss) available to common
                shareholders                                             $    (33,091)   $   (170,170)
                                                                         ------------    ------------

            Weighted average shares                                       149,074,582     138,126,991
            Effect of dilutive securities                                           -               -
                                                                         ------------    ------------

                                                                          149,074,582     138,126,991
                                                                         ------------    ------------

            Basic income (loss) per share (based on
                  weighted average shares)                               $      (0.00)   $      (0.00)
                                                                         ------------    ------------

            Diluted Income (loss) per share                              $      (0.00)   $      (0.00)
                                                                         ------------    ------------


Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

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

         Testing and trials can be conducted on a limited basis for research purposes and to establish efficacy of machines and applications, in order to support applications for government approvals. In November of 1997, Dr. Sunnen, the Director of Research (who later was appointed president of the Company on April 15, 1998) was instrumental in establishing a protocol for Phase II research to be performed at several leading Italian university research facility under the auspices of the European Union. It has now been determined, based on information regarding the low toxicity levels demonstrated in earlier research, that European Union health authorities will accept completion of a small-scale Phase I clinical study with 8-10 patients prior to starting the Phase II trial. The Company is currently preparing submission papers for a study designed to meet these criteria.

         The Company also has recently conducted trial treatment studies on four patients infected with Hepatitis C. This study was conducted through the guidance of Dr. William Hitt, a member of the Company's board of directors. The tests indicated significant reductions in enzyme levels as measured by SGOT and SGPT standard test procedures of the patients participating in the study.
Enrollment has begun for a new 10-12 patients study of Hepatitis C, with clinical data analyzed by an independent facility in Los Angeles, California. Testing will be conducted prior to, during and following the completion of treatment and a six-week convalescence follow-up.

         The Company has recently filed a patent application for the external applications of ozone for medical purposes. Problems that might be addressed by such uses would include treatment of severe burns, infections of ulcerations of the skin (such as those that might be caused by advanced stages of diabetes) or other wounds. In connection with this use of ozone, the Company filed a patent application, no. 09/126,504, External Use of Ozone/Oxygen for Pathogenic Conditions, with the US Patent and Trademark Office on July 30, 1998. Foreign applications based on this application have also been made. In addition, the Company owns patents covering its ozone decontamination technology filed in the United States (no. 4,632,980, December 30, 1986 and no. 5,052,382, October 1,
1991), and related patents granted in several foreign countries. These patents form the basis for the Company's technology used in the studies described above.

         The Company has also been active in pursuing veterinary trials investigating the effectiveness of ozone in deactivation of viruses in serum products. The Phase I trial on healthy serum products was concluded in October 1998 and was deemed successful by the Company's researchers. Dr. Sunnen expects that a Phase II trial should also be successful based on the results of the first round. The Phase II trial commenced in November and will investigate the deactivation rates of seven different viruses and is expected to be completed in 12 to 18 months. If the results are satisfactory, the Company believes its technology can be used in the veterinary medicine field to form the basis for the creation of a line of safer and more effective vaccines. If the Phase II veterinary trials are successful, a Phase III trial would follow in the first quarter of 1999. The study would include using the Company's ozone technology to treat commercial quantities of serum products, possibly leading to a commercially marketable process for large-scale viral deactivation during the year 2000.

         There is no assurance that the results of such tests and studies will be favorable to the Company or that regulatory approval will be received based on such results.

Results of Operations

General

         From its inception (January 1986), the Company has been a development stage company primarily engaged in research into the medical uses of ozone. The Company has not generated, and cannot predict when or if it will generate, revenues or sufficient cash flow to fund its continuing operations.

Three Months Ended March 31, 1999 compared to the Three Months Ended March 31, 1998:

         There were no sales during the quarters ended March 31, 1999 or 1998. During the three months ended March 31, 1999, the Company made no expenditures for research and development, compared to $8,050 for the three months ended March 31, 1998. General and administrative expenses in the first quarter of 1999 were $27,481, compared to $8,050 during the first quarter of 1998. These expenses included professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the three months ended March 31, 1999 was $5,610, compared to $6,831 in the three months ended March 31, 1998.

Liquidity and Capital Resources

         At March 31, 1999, the Company had a working capital deficiency of $1,048,635 and stockholders' deficit of $1,041,509. At December 31, 1998, the Company had a working capital deficiency of $1,031,586 and stockholders' deficiency of $1,023,974.

         Net cash used in operating activities was $22,692 for the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company used $167,834 in operating activities. Cash was provided during the first quarters of 1999 and 1998, primarily by the sale of the Company's securities.

         The Company will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of the Company's securities.

         The Company has developed a strategy, which it believes will enable it to fund requisite research necessary to gain regulatory approval(s) and continue operations. This strategy depends upon the sale of the Company's common stock or other securities to certain accredited investors. The Company has also structured and recently implemented a cohesive scientific plan encompassing a number of research initiatives which it believes may enable it to successfully achieve its primary goals, which include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS and Hepatitis. There can be no assurance that either the funding strategy or the scientific plan will be successful. Failure to obtain requisite funding would have a materially adverse effect on the Company and its financial condition. At the present time, although the Company has had serious discussions with two unrelated funding sources, there is no agreement for an investment of capital in the Company.

         The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce, or cease operations.

Forward-Looking Statements and Risks Affecting the Company

     The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

 . rigorous government scrutiny and regulation of the products and planned products of the Company;
 . potential effects of adverse publicity regarding ozone and related technologies or industries;
 . failure of the Company to sustain or manage growth including the failure to continue to develop newproducts; and
 . the ability of the Company to obtain financing necessary to pursue its business plan.

                           Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds

Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

         During the period covered by this report, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 222,222 restricted shares for $15,555, to an officer and director. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the
Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the recipients of the securities were accredited investors, as that term is defined by Rule 501 under the Act, because of their current or former affiliation with the Company.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.               Description

                  27                        Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MEDIZONE INTERNATIONAL, INC.
                                                    (Registrant)

Date: February 7, 2000                                 /s/ Edwin G. Marshall
                                                     ---------------------------
                                                     Edwin G. Marshall, Chairman
                                                     and Chief Executive
                                                     Officer (Principal
                                                     Executive Officer)



Date: February 7, 2000                                 /s/ Kevin R. Andersen
                                                      --------------------------
                                                      Kevin R. Andersen, Chief
                                                      Financial Officer
                                                      (Principal Accounting
                                                      Officer)



February 4, 2000