Form 10QSB
period 1999-06-30
MEDIZONE INTERNATIONAL INC
filed 2000-02-08
CIK 753772

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANITION PERIOD FROM ___________ TO ______________

Commission File Number 2-93277-D

                           MEDIZONE INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)
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

                                (415) 868-0300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 15, 1999, there were 149,173,656 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No   X
          ---

                          MEDIZONE INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                  June 30, 1999

                                                                          Page
                                                                          Number

Part I - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheet:
         -June 30, 1999 and December 31, 1998..................................3

         Consolidated Statement of Operations:
         -For the Three Months and Six Months
          Ended June 30, 1999 and 1998.........................................4

         Consolidated Statement of Cash Flows
         -For the Six Months Ended

         June 30, 1999 and 1998................................................5

         Notes to Consolidated Financial Statements............................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.............7

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K .....................................9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                       June 30, 1999 and December 31, 1998




                                                           ASSETS

                                                                       June 30,            December 31,
                                                                         1999                  1998
                                                                  -------------------   -------------------
CURRENT ASSETS                                                       (Unaudited)
    Cash and cash equivalents                                     $                94   $             7,643
                                                                  -------------------   -------------------
        Total Current Assets                                                       94                 7,643
                                                                  -------------------   -------------------

PROPERTY AND EQUIPMENT, net                                                     6,640                 7,612
                                                                  -------------------   -------------------

                                                                  $             6,734   $            15,255
                                                                  ===================   ===================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $           486,394   $           470,132
    Accrued liabilities                                                       300,825               288,606
    Current portion of long-term obligations                                  280,491               280,491
                                                                  -------------------   -------------------
        Total Current Liabilities                                           1,067,710             1,039,229
                                                                  -------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                              149,149               148,926
    Additional paid-in capital                                             12,562,872            12,547,539
    Deficit accumulated the development stage                             (13,772,997)          (13,720,439)
                                                                  -------------------   -------------------
        Total Stockholders' Equity (Deficit)                               (1,060,976)           (1,023,974)
                                                                  -------------------   -------------------

                                                                  $             6,734   $            15,255
                                                                  ===================   ===================



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Three          Three          Six           Six
                                                      Months        Months         Months        Months
                                                      Ended          Ended         Ended         Ended
                                                     6/30/99        6/30/98       6/30/99       6/30/98
                                                   ------------- -------------- ------------- -------------

           REVENUE                                 $           - $            - $           - $           -
           COST OF SALES                                       -              -             -             -
                                                   ------------- -------------- ------------- -------------
              Gross Profit                                     -              -             -             -
                                                   ------------- -------------- ------------- -------------

           COSTS AND EXPENSES
              Research and development                         -            159             -         8,209
              General and administrative                  13,857         75,508        41,338       238,201
                                                   ------------- -------------- ------------- -------------
                 Total Costs and Expenses                 13,857         75,667        41,338       246,410
                                                   ------------- -------------- ------------- -------------

           LOSS BEFORE OTHER INCOME (EXPENSE)            (13,857)       (75,667)      (41,338)     (246,410)
                                                   ------------- -------------- ------------- -------------

           OTHER INCOME (EXPENSE)
              Interest expense                            (5,610)        (6,608)      (11,220)      (13,439)
              Gain on sale of subsidiary                       -        133,417             -       133,417
              Interest income                                  -             16             -           420
                                                                                ------------- -------------
                                                   ------------- -------------- ------------- -------------
                 Total Other Income (Expense) - net       (5,610)       126,825       (11,220)      120,398
                                                   ------------- -------------- ------------- -------------

           LOSS BEFORE INCOME TAXES                      (19,467)        51,158       (52,558)     (126,012)

           INCOME TAX BENEFIT (PROVISION)                      -              -             -             -
                                                   ------------- -------------- ------------- -------------

           NET INCOME (LOSS)                       $     (19,467)$       51,158 $     (52,558)$    (126,012)
                                                   ============= ============== ============= =============

           NET INCOME (LOSS) PER COMMON
              SHARE
              Basic                                $       (0.00)$         0.00 $       (0.00)$       (0.00)
                                                   ============= ============== ============= =============

              Diluted                              $       (0.00)$         0.00 $       (0.00)$       (0.00)
                                                   ============= ============== ============= =============

           AVERAGE COMMON AND EQUIVALENT
              SHARES
              Basic                                  149,148,656    144,324,000   149,111,619   140,606,000
                                                   ============= ============== ============= =============

              Diluted                                149,148,656    144,324,000   149,111,619   140,606,000
                                                   ============= ============== ============= =============



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1999 and 1998


                                                                   June 30,            June 30,
                                                                     1999                1998
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $         (52,558)  $         (126,012)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                       972                1,508
         Issuance of stock for interest                                        -                3,238
     Change in operating assets and liablilites
         Prepaid expenses and deposits                                         -                9,154
         Other assets                                                          -              (20,333)
         Accounts payable and other liabilities                           28,481               21,076
                                                               -----------------   ------------------
                                                                         (23,105)            (111,369)
                                                               -----------------   ------------------

CASH FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                     -                   55
                                                               -----------------   ------------------
                                                                               -                   55
                                                               -----------------   ------------------

CASH FROM FINANCING ACTIVITIES
     Payments on notes payable                                                 -               (3,624)
     Proceeds from issuance of common stock                               15,556               60,000
                                                               -----------------   ------------------
                                                                          15,556               56,376
                                                               -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (7,549)             (54,938)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                   7,643              138,173
                                                               -----------------   ------------------
     End of period                                             $              94   $           83,235
                                                               =================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                              $               -   $                -
                                                               =================   ==================
         Income taxes                                          $               -   $                -
                                                               =================   ==================

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for interest                     $               -   $            3,238
                                                               =================   ==================
     Issuance of common stock for cancellation of note
         payable                                               $               -   $           40,000
                                                               =================   ==================


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

The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2 - Income (Loss) Per Share

Following is a reconciliation  of the numerators of the basic and diluted income
(loss) per share for the three and six months ended June 30, 1999 and 1998:


                                                     Three          Three          Six           Six
                                                      Months        Months         Months        Months
                                                      Ended          Ended         Ended         Ended
                                                     6/30/99        6/30/98       6/30/99       6/30/98
                                                   ------------- -------------- ------------- -------------
Net  income (loss) available to common
 shareholders                                      $     (19,467)$       51,158 $     (52,558)$    (126,012)
                                                   ============= ============== ============= =============

Weighted average shares                              149,148,656    144,324,000   149,111,619   140,606,000
Effect of dilutive securities                                  -              -             -             -
                                                   ------------- -------------- ------------- -------------

                                                     149,148,656    144,324,000   149,111,619   140,606,000
                                                   ============= ============== ============= =============

Basic income (loss) per share (based on
weighted average shares)                           $       (0.00)$         0.00 $       (0.00)$       (0.00)
                                                   ============= ============== ============= =============

Diluted income (loss) per share                    $       (0.00)$         0.00 $       (0.00)$       (0.00)
                                                   ============= ============== ============= =============

Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

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

         The Company also has recently conducted trial treatment studies on eight patients infected with Hepatitis C. This study was conducted through the guidance of Dr. William Hitt, a member of the Company's board of directors. The tests indicated significant reductions in enzyme levels as measured by SGOT and SGPT standard test procedures of the patients participating in the study.
Enrollment has begun for a new 10-12 patients study of Hepatitis C, with clinical data analyzed by an independent facility in Los Angeles, California. Testing will be conducted prior to, during and following the completion of treatment and a six-week convalescence follow-up.

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

Three  Months  Ended June 30, 1999  compared to the Three  Months Ended June 30,
1998:

         There were no sales during the quarters ended June 30, 1999 or 1998. During the three months ended June 30, 1998, the Company had revenues of $133,417 from the sale of a subsidiary. During the three months ended June 30, 1999, the Company made no expenditures for research and development, compared to $159 during the same period in 1998. General and administrative expenses in the second quarter of 1999 were $13,857, compared to $75,508 during the second quarter of 1998. These expenses included professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the three months ended June 30, 1999 was $5,610, compared to $6,608 in the three months ended June 30, 1998.

Six Months Ended June 30, 1999 compared to the Six Months Ended June 30, 1998:

         There were no sales during the six months ending June 30, 1999 or 1998. During the second quarter ending June 30, 1998, the Company had revenues of $133,417 from the sale of a subsidiary. During the six months ended June 30, 1999, the Company made no expenditures for research and development, compared to $8,209 during the same period in 1998. General and administrative expenses in the six months ended June 30, 1999 decreased to $41,338 compared to $238,201 during the six months ended June 30, 1998. These expenses included professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the six months ended June 30, 1999 was $11,220 compared to $13,439 for the six months ended June 30, 1998.

Liquidity and Capital Resources

         At June 30, 1999, the Company had a working capital deficiency of $1,067,616 and stockholders' deficit of $1,060,976. At December 31, 1998, the Company had a working capital deficiency of $1,031,586 and stockholders' deficit of $1,023,974.

         Net cash used in operating activities was $23,105 for the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company used $111,369 in operating activities. Cash of $15,556 was provided in the first six months of 1999 by the sale of the Company's securities. During the first six months of 1998, $133,417 was provided from the sale of stock in a subsidiary of the Company and $60,000 was provided by the sale of the Company's securities.

         The Company will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of the Company's securities.

         The Company has developed a strategy, which it believes will enable it to fund requisite research necessary to gain regulatory approvals and continue operations. This strategy depends upon the sale of the Company's common stock or other securities to certain accredited investors. The Company has also structured and recently implemented a cohesive scientific plan encompassing a number of research initiatives, which it believes may enable it to successfully achieve its primary goals. Those goals include the submission of appropriate research data to the FDA Center for Drugs and Biologics for the approval of its blood decontamination process and to the FDA Division of Antiviral Drug Products for approval of Phase I human clinical trial status for the treatment of AIDS and Hepatitis.

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

Forward-Looking Statements and Risks Affecting the Company

     The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development and results of operations of the Company include:

 . rigorous government scrutiny and regulation of the products and planned products of the Company;
 . potential effects of adverse publicity regarding ozone and related technologies or industries;
 . failure of the Company to sustain or manage growth including the failure to continue to develop new products; and
 . the ability of the Company to obtain financing required to pursue its business plan.

                           Part II - Other Information

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

                                                MEDIZONE INTERNATIONAL, INC.
                                                (Registrant)

Date:   February 7, 2000
                                                /s/ Edwin G. Marshall
                                                --------------------------------
                                                Edwin G. Marshall, Chairman and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:   February 7, 2000
                                                /s/ Kevin R. Andersen
                                                --------------------------------
                                                Kevin R. Andersen, Chief
                                                Financial Officer
                                                (Principal Accounting Officer)



February 4, 2000