Form 10QSB
period 1999-09-30
MEDIZONE INTERNATIONAL INC
filed 2000-02-08
CIK 753772

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANITION PERIOD FROM
         ____________ TO ______________

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 15, 1999, there were 149,887,941 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No  X

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 1999

                                                                         Page
                                                                         Number
Part I - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheet:
         -September 30, 1999 and December 31, 1998.............................3

         Consolidated Statement of Operations:
         -For the Three Months and Nine Months
          Ended September 30, 1999 and 1998....................................4

        Consolidated Statement of Cash Flow
         -For the Nine Months Ended
           September 30, 1999 and 1998.........................................5

        Notes to Consolidated Financial Statements.............................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.............7

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K .....................................9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    September 30, 1999 and December 31, 1998



                                                           ASSETS

                                                                     September 30,          December 31,
                                                                         1999                   1998
                                                                  --------------------   -------------------
CURRENT ASSETS                                                        (Unaudited)
    Cash and cash equivalents                                     $                 22   $             7,643
                                                                  --------------------   -------------------
        Total Current Assets                                                        22                 7,643
                                                                  --------------------   -------------------

PROPERTY AND EQUIPMENT, net                                                      6,153                 7,612
                                                                  --------------------   -------------------

                                                                  $              6,175   $            15,255
                                                                  ====================   ===================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $            500,947   $           470,132
    Accrued liabilities                                                        306,435               288,606
    Current portion of long-term obligations                                   280,491               280,491
                                                                  --------------------   -------------------
        Total Current Liabilities                                            1,087,873             1,039,229
                                                                  --------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                               149,149               148,926
    Additional paid-in capital                                              12,562,872            12,547,539
    Deficit accumulated the development stage                              (13,793,719)          (13,720,439)
                                                                  --------------------   -------------------
        Total Stockholders' Equity (Deficit)                                (1,081,698)           (1,023,974)
                                                                  --------------------   -------------------

                                                                  $              6,175   $            15,255
                                                                  ====================   ===================


                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                      Three          Three          Nine          Nine
                                                      Months        Months         Months        Months
                                                      Ended          Ended         Ended          Ended
                                                     9/30/99        9/30/98       9/30/99        9/30/98
                                                   ------------- -------------- ------------- --------------

           REVENUE                                 $           - $            - $           - $            -
           COST OF SALES                                       -              -             -              -
                                                   ------------- -------------- ------------- --------------
              Gross Profit                                     -              -             -              -
                                                   ------------- -------------- ------------- --------------

           COSTS AND EXPENSES
              Research and development                         -          5,009             -         13,219
              General and administrative                  15,112        184,149        56,450        422,350
                                                   ------------- -------------- ------------- --------------
                 Total Costs and Expenses                 15,112        189,158        56,450        435,569
                                                   ------------- -------------- ------------- --------------

           LOSS BEFORE OTHER INCOME (EXPENSE)            (15,112)      (189,158)      (56,450)      (435,569)
                                                   ------------- -------------- ------------- --------------

           OTHER INCOME (EXPENSE)
              Interest expense                            (5,609)        (6,608)      (16,829)       (20,046)
              Gain on sale of subsidiary                       -              -             -        133,417
              Interest income                                  -              -             -            420
                                                                                ------------- --------------
                                                   ------------- -------------- ------------- --------------
                 Total Other Income (Expense) - net       (5,609)        (6,608)      (16,829)       113,791
                                                   ------------- -------------- ------------- --------------

           LOSS BEFORE INCOME TAXES                      (20,721)      (195,766)      (73,279)      (321,778)

           INCOME TAX BENEFIT (PROVISION)                      -              -             -              -
                                                   ------------- -------------- ------------- --------------

           NET INCOME (LOSS)                       $     (20,721)$     (195,766)$     (73,279)$     (321,778)
                                                   ============= ============== ============= ==============

           NET INCOME (LOSS) PER COMMON
              SHARE
              Basic                                $       (0.00)$        (0.00)$       (0.00)$        (0.00)
                                                   ============= ============== ============= ==============

              Diluted                              $       (0.00$         (0.00)$       (0.00)$        (0.00)
                                                   ============= ============== ============= ==============

           AVERAGE COMMON AND EQUIVALENT
              SHARES
              Basic                                  149,148,656    144,848,804   149,123,965    143,576,479
                                                   ============= ============== ============= ==============

              Diluted                                149,148,656    144,848,804   149,123,965    143,576,479
                                                   ============= ============== ============= ==============


                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998



                                                                September 30,        September 30,
                                                                     1999                1998
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $         (73,279)  $         (321,778)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                     1,459                2,262
         Issuance of stock for services                                        -              113,488
         Issuance of stock for accrued interest                                -                3,238
     Change in operating assets and liablilites
         Prepaid expenses and deposits                                         -               11,376
         Accounts payable and other liabilities                           48,643               26,445
                                                               -----------------   ------------------
                                                                         (23,177)            (164,969)
                                                               -----------------   ------------------

CASH FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                     -               (2,017)
                                                               -----------------   ------------------
                                                                               -               (2,017)
                                                               -----------------   ------------------

CASH FROM FINANCING ACTIVITIES
     Payments on notes payable                                                 -               (3,624)
     Proceeds from issuance of common stock                               15,556               60,000
                                                               -----------------   ------------------
                                                                          15,556               56,376
                                                               -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (7,621)            (110,610)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                   7,643              138,173
                                                               -----------------   ------------------
     End of period                                             $              22   $           27,563
                                                               =================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                              $               -   $                -
                                                               =================   ==================
         Income taxes                                          $               -   $                -
                                                               =================   ==================

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for services and interest        $               -   $          116,726
                                                               =================   ==================
     Common stock issued for cancellation of
         indebtedness                                          $               -   $           40,000
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

2 - Income (Loss) Per Share

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three and nine months ended September 30, 1999 and 1998:


                                                      Three          Three          Nine          Nine
                                                      Months        Months         Months        Months
                                                      Ended          Ended         Ended          Ended
                                                     9/30/99        9/30/98       9/30/99        9/30/98
                                                   ------------- -------------- ------------- --------------
Net  income (loss) available to common
shareholders                                       $     (20,721)$     (195,766)$     (73,279)$     (321,778)
                                                   ============= ============== ============= ==============

Weighted average shares                              149,148,656    144,848,804   149,123,965    143,576,479
Effect of dilutive securities                                  -              -             -              -
                                                   ------------- -------------- ------------- --------------

                                                     149,148,656    144,848,804   149,123,965    143,576,479
                                                   ============= ============== ============= ==============

Basic income (loss) per share (based on
weighted average shares)                           $       (0.00)$        (0.00)$       (0.00)$        (0.00)
                                                   ============= ============== ============= ==============

Diluted income (loss) per share                    $       (0.00)$        (0.00)$       (0.00)$        (0.00)
                                                   ============= ============== ============= ==============

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

Three Months Ended September 30, 1999 compared to the Three Months Ended September 30, 1998:

         There were no sales during the quarters ended September 30, 1999 or 1998. During the three months ended September 30, 1999, the Company made no expenditures for research and development, compared to $5,009 during the same period in 1998. General and administrative expenses in the third quarter of 1999 were $15,112, compared to $184,149 during the third quarter of 1998. These expenses include professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the three months ended September 30, 1999 was $5,609, compared to $6,608 in the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 compared to the Nine Months Ended September 30, 1998:

         There were no sales during the nine months ending September 30, 1999 or 1998. In the second quarter of 1998, the Company had revenues of $133,417 from the sale of a subsidiary. During the nine months ended September 30, 1999, the Company made no expenditures for research and development, compared to $13,219 during the same period in 1998. General and administrative expenses in the nine months ended September 30, 1999 decreased to $56,450 compared to $422,350 during the nine months ended September 30, 1998. These expenses include professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the nine months ended September 30, 1999 was $16,829, compared to $20,046 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         At September 30, 1999, the Company had a working capital deficiency of $1,087,851 and stockholders' deficiency of $1,081,698. At December 31, 1998, the Company had a working capital deficiency of $1,031,586 and stockholders' deficiency of $1,023,974.

         Net cash used in operating activities was $23,177 for the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company used $164,969 in operating activities. Cash of $15,556 was provided in the first nine months of 1999 by the sale of the Company's securities. During the first nine months of 1998, $133,417 was provided from the sale of stock in a subsidiary of the Company and $60,000 was provided by the sale of the Company's securities.

         The Company will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be provided by the sale of the Company's securities.

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

Forward-Looking Statements and Risks Affecting the Company

         The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

 o rigorous government scrutiny and regulation of the products and planned products of the Company; o potential effects of adverse publicity regarding ozone and related technologies or industries; o failure of the Company to sustain or manage growth including the failure to continue to develop new products; and o the ability of the Company to obtain needed financing.


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


                              MEDIZONE INTERNATIONAL, INC.
                              (Registrant)


Date: February 7, 2000           /s/ Edwin G. Marshall
                                 Edwin G. Marshall, Chairman and Chief Executive
                                 Officer (Principal Executive Officer)

Date: February 7, 2000           /s/ Kevin R. Andersen
                                 Kevin R. Andersen, Chief Financial Officer
                                 (Principal Accounting Officer)



February 4, 2000