Form 10-K/A
period 1998-12-31
MEDIZONE INTERNATIONAL INC
filed 2000-03-01
CIK 753772

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                           ----------------------
                                 FORM 10-K/A

(Mark One)

 X       Annual  report  pursuant  to  section  13 or  15(d)  of the  Securities
---      Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

         Transition report pursuant to section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the transition period ended
                                                              ------------------
Commission File Number: 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nevada                                                 87-0412648
----------------------------------             ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

144 Buena Vista, P.O. Box 742, Stinson Beach, California       94970
------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number (including area code):  (415) 868-0300

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

         The purpose of this Amendment is to file corrected disclosure in Item 9, which is restated in its entirety as follows:

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

         Subsequent to the end of the period covered by this report, on January 18, 2000, the Company appointed Jones Jensen & Co. ("Jones Jensen") to replace Andersen & Andersen LLP ("Andersen") as independent public accountants of the Company.

         The former accountant, Andersen, was dismissed June 30, 1998. This change was required because Kevin R. Andersen, a principal in Andersen, accepted the position of Chief Financial Officer of the Company in June 1998.

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

         Andersen has provided to the Company a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this section of this report on Form 10-K, as amended, and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated February 29, 2000, is filed as an Exhibit to this report, as amended.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          Reports on Form 8-K
          ----------------------------------------

                  (d)      Exhibits  and  Financial  Statement  Schedules.   The
                           following Exhibits form a part of this Annual Report on Form 10-K, as amended:

Exhibit
Number     Description of Exhibit
-------    ----------------------

16           Letter of Former Accountants

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

Date: February 29, 2000


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company, in the capacities shown and on the date indicated:


Date: February 29, 2000            /s/ Edwin G. Marshall
                                ------------------------------------
                                Edwin G. Marshall, President
                                Chief Executive Officer and Director



Date: February 29, 2000            /s/Gerard V. Sunnen
                                ------------------------------------
                                Gerard V. Sunnen, Director



Date: February 29, 2000            /s/ William M. Hitt
                                ------------------------------------
                                William M. Hitt, Director



Date: February 29, 2000            /s/ Kevin R. Andersen
                                 ------------------------------------
                                 Kevin R. Andersen, Chief Financial
                                 Officer (and Principal Accounting Officer)