Form 10KSB
period 1999-12-31
MEDIZONE INTERNATIONAL INC
filed 2000-03-30
CIK 753772

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X       Annual report under section 13 or 15(d) of the Securities Exchange Act
---      of 1934 for the fiscal year ended December 31, 1999,

         or

         Transition report under section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the transition period ended               .
                                                     --------------

Commission File Number: 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                87-0412648
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

144 Buena Vista, P.O. Box 742, Stinson Beach, California                 94970
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number (415) 868-0300

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer is in the development stage and had no revenues for its most recent fiscal year.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $68,694,585 on March 23, 2000 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On March 23, 2000, the Company had 155,140,798 shares of common stock, par value $.001 per share issued and outstanding.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to beheld in May 2000.

                                    Transitional Small Business Disclosure
                                    Format (Check one):
                                    Yes __   No x

                                TABLE OF CONTENTS


PART I                                                                      Page

Item 1.  Description of Business                                               1

Item 2.  Properties                                                           12

Item 3.  Legal Proceedings                                                    12

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  13

Item 6.  Management's Discussion and Analysis or Plan of Operation            14

Item 7.  Financial Statements                                                 14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               14

Item 10. Executive Compensation                                               15

Item 11. Security Ownership of Certain Beneficial Owners and Management       15

Item 12. Certain Relationships and Related Transactions                       16

Item 13. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    20

Exhibits Index                                                                21

Financial Statements and Schedules                                           F-1

                                     PART I


Item 1.  Description of Business

General

         Medizone International, Inc., a Nevada corporation (the "Company") organized in 1986, is a development stage company. To date the principal business of the Company has been limited to (i) seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology").

         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases (including Human Immunodeficiency Virus ["HIV"], the AIDS-related virus, Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus), and to decontaminate blood and blood products.

Patents

         The Company owns two key patents. The first is a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" ("Patent No. 1"). The second patent is a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" ("Patent No. 2").

         Patent No. 1, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is the Company's principal asset. It was purchased, together with rights to other ozone-related inventions, from Immunologics Limited Partnership, L.P. ("ILP") in 1987, for 6,000,000 shares of the Company's common stock (the "Patent Purchase Agreement"). John M. Kells, the general partner of ILP, was Chairman of the Company's Board of Directors from November 1992 through September 1993.

         The Patent Purchase Agreement requires the Company to pay to ILP an annual royalty equal to 3% of the net receipts (defined as net receipts after all credits, returns and customary deductions, and exclusive of all taxes) of the Company received from the sale of any product, device, or apparatus embodying Patent No. 1. The method covered by Patent No. 1 is the principal use of ozone under study by the Company and is the method incorporated in its regulatory applications. In June 1990, pursuant to the Company's request for re-examination of Patent No. 1, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by Patent No. 1. This patent will expire in 2003, subject to extension based upon the length of time required to bring it to commercial fruition. The Company has been granted foreign patents based on Patent No. 1 in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. Applications are pending in Singapore. The foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.

         Patent No. 2, which covers apparatus for the controlled generation, monitoring and dosage of the Drug was developed by a consultant engineer to the Company and issued and assigned to the Company in 1991. Patent No. 2 was developed to provide the physical means to deploy Patent No. 1. The foreign patent coverage of Patent No. 2 parallels the coverage of Patent No. 1.

         In late 1996, the Company became aware that a United States patent had been issued to a Canadian corporation, which the Company believed infringed on the Medizone patents. Through its legal counsel, the Company took steps to protect its patent rights and the Company believes that the infringing party has stopped its infringing activities.

         On July 30, 1998, the Company received recorded assignment US. Serial No. 09/126,504 for a new patent application, External Application of Ozone/Oxygen for Pathogenic Conditions. The Company believes that this application, if granted, would strengthen the Company's existing patents as it addresses advanced developments with ozone generating equipment.

Research and Development

         The Company does not own laboratories or other clinical research or testing facilities. The Company's research and development activities to date have been conducted under contract by outside laboratories and clinicians. Gerard V. Sunnen, MD directs the Company's research and development activities. Dr. Sunnen is a member of the Board of Directors and serves as President and Director of Research of the Company.

Pre-clinical Studies

         Pre-clinical Studies are non-human studies of the Drug and related equipment. Since 1988, the Company has both sponsored and been the beneficiary of research to (i) determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

         Pre-clinical projects sponsored by the Company include: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.

         In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that the Company add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding of the Canadian Blood Forces Program was discontinued. The Company's management learned in late 1997 that the program suffered difficulties with the ozone/bioserum interface that was used in the study, which resulted in an inconsistent, difficult to accurately measure, dosage of ozone. As a result, from a regulatory perspective the study yielded results that could not be used due to the inability to specifically identify dosage. From a practical standpoint, the Company views this study of the Drug as a success, in that the treated simians never became ill through the entire course of the trial period.

Governmental Regulation

         The Drug, the Medizone Technology and related products are regulated under the Federal Food, Drug and Cosmetic Act and related regulations (the "FDC Act") by the Food and Drug Administration (the "FDA"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" under the FDC Act and regulations.

         Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, the Company is precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. To obtain FDA approval the Company will be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant a new drug application ("NDA") unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.

         To initiate Phase I of human clinical studies required as part of a NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete and required the Company to conduct additional animal studies prior to commencing a large animal study followed by human trials. In September 1994, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be re-opened. Until an NDA has been granted to the Company, it may not distribute ozone-generating devices in the United States, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

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

Clinical Studies

The Italian Initiative

         To date the Company has not performed any human clinical studies in Italy. In late 1992, the Italian Ministry of Health suspended the clinical use of ozone until such time as sufficient scientific evidence was available to support its use as a human therapeutic treatment. The Italian Ministry of Health designated the Italian Scientific Society for Ozone-Oxygen Therapy in Bergamo, Italy ("ISSOT") as the agency responsible for selecting those treatment protocols utilizing ozone as worthy of investigation and to provide those protocols to the Italian Ministry of Health for review and approval. By letter agreement dated March 23, 1993, the Company and ISSOT entered into a collaborative arrangement to research and examine the efficacy of the Medizone Technology in the treatment of various blood-related human diseases. The research is to be supervised by ISSOT in Italy under the direction of a research group assembled by the Italian Ministry of Health. The research is to be conducted in accordance with protocols that will meet EU Standards for human clinical trials (to be furnished by the Company) at university-based hospitals, which will enter into agreements with the Company on a site-by-site basis. The ISSOT letter agreement requires the Company to furnish ozone-generating instruments for use in the trials and to pay for laboratory tests performed by each testing institution that are outside the scope of the normal realm of clinical analyses performed by the testing institutions. There can be no assurance that any of the data generated from the ISSOT research will be permitted to be utilized in connection with the Company efforts to re-open the FDA IND (see "Governmental Regulation").

         While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I trials or to obtain a waiver of these requirements. The Company has never performed a large animal study or published Phase I clinical trial and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there exists a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

Instrument Development

         The Company has entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment. Medizone has exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. Biozone expects to relocate to California in the future, so the manufacturing facility can be located near Medizone's corporate headquarters. Under the agreement, Biozone retains the right to market its other industrial applications, such as water treatment plants. Once Medizone has obtained regulatory approvals for its technology and protocols and is in production mode, Biozone will phase out its other business to concentrate on its work with Medizone. As consideration under the licensing agreement the Company issued 100,000 shares of restricted stock to Biozone in 1998.

International Activities

Medizone Canada Limited

         To maximize research opportunities and the potential market for its products, the Company intends to establish subsidiary or affiliated corporations in other countries. The organization of these subsidiaries may initially require the Company to incur significant expenses; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and generating possible sources of financing, from which the Company would benefit directly or indirectly. It is anticipated that the Company would also enter into license agreements with all subsidiary companies.

         In June 1998, the Company sold its majority interest in Medizone Canada Limited, a Utah corporation ("MCL") for $125,000 cash in a private transaction. The Company retained ownership of all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation ("MedCan"). MedCan was a participant in the Canadian Blood Forces Program's SIV Study.

         The Canadian government requires that research accepted under the auspices of Health Canada must be performed by a Canadian Company. Future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens and MedCan will be operated from Canada. The Company also intends to establish a non-profit corporation to be owned by MedCan. The future business of the non-profit will be to aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for hepatitis and aids, at greatly discounted prices in those countries.

Medizone New Zealand Limited

         On June 22, 1995, the Company entered into a series of contracts that resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ is owned equally by the Company and Solwin Investments Limited ("Solwin"), a New Zealand corporation, which is an affiliate of Richard G. Soloman ("Soloman"), a former director of the Company. MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of the Company's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.


         Under these agreements the Company purchased 100% of MNZ from Soloman and sold 50% of MNZ to Solwin for $150,000, of which $50,000 was loaned by the Company to MNZ on a demand basis and repaid on October 26, 1995. On October 26, 1995, the Company loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. The Company and MNZ also entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement").

         Under the Licensing Agreement, the Company granted an exclusive license to MNZ for Patent No. 1 and Patent No. 2 and the Company's trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the Licensing Agreement. The Licensing Agreement will terminate on the expiration date of the last patent obtained in New Zealand, or, if no patents are obtained, on June 22, 2010. The Company will receive a guaranteed minimum royalty, in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the guaranteed minimum royalty, the Company may terminate the Licensing Agreement. Commencing on the first sale to a user by MNZ, the Company will receive a sales royalty of MNZ's gross annual sales under the Licensing Agreement.

         Under the Managing Agent Agreement, MNZ will act as the Company's agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and Southeast Asia (including the Philippines, Indonesia and Vietnam). Licensing fees will be divided between the Company and MNZ on a sliding scale as set forth below:

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

         MNZ and the Company will also divide any net royalties paid to the Company under any license entered into pursuant to the Managing Agent Agreement, with MNZ receiving 10% and the Company receiving 90% of the net royalties under those licenses.

         The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by the Company under certain circumstances.

Competition

         The market in which the Company intends to do business is extremely competitive. The Company is aware of several companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or that have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products.

Employees

         As of December 31, 1999, the Company had four full time employees.

Status of the Company's Research

         The Company has entered into a research agreement with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, Medizone will enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product.

         A director, Dr. William Hitt, commenced a human pilot trial into the deactivation of hepatitis C in 1998. Using Medizone ozone generating equipment constructed by Biozone, in the course of his regular medical practice. Dr. Hitt operates the William Hitt Center in Tijuana, Mexico. The initial results of the trial have shown significant reductions in viral load and the normalization of previously elevated liver enzyme levels as measured by SGOT and SGPT tests. The therapy consists of an outpatient daily treatment protocol averaging 30 days in duration. Although the study was done in Mexico, the laboratory tests were evaluated at FDA reference laboratories in the United States to assure statistical reliability. The pilot trial was not conducted as a double blind study, or under conditions that would allow for peer review, journal published research as required by the FDA. However, the Company is satisfied that the trial served as a successful proof of concept human trial for the Company's proposed hepatitis protocols.

Risk Factors

         The Company's business is in the development stage and is subject to a number of risks, including, but not limited to the following:

Development Stage Company/Net Losses

         The Company is in the development stage and has not generated any revenues from operations. No assurance can be given that its business activities will ever generate revenues. As indicated in the Company's financial statements, the Company has experienced substantial losses throughout its history. Losses can be expected to continue for the foreseeable future.

Need for Additional Financing

         The Company has funded its development activities to date primarily from the sale of its common stock. The Company will require substantial additional capital, which will most likely be obtained through sales of its common stock or other securities, to continue the research program outlined above, pay its administrative and operating expenses, meet its filing and disclosure obligations as a public company, and repay certain outstanding indebtedness. Cash operating reserves on hand as of March 23, 2000 should support operations for eight months. No assurances can be given that the Company will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy the Company's administrative and operating expenses for any significant period of time.

Production Identification and Development

         The Company believes that its proprietary technology offers benefits that are not currently found in existing purification, disinfection and sterilization systems. To date, the Company has not brought to market any products incorporating the technology. The Company has conducted only preliminary clinical, engineering and other tests to determine the feasibility of products that could incorporate the technology, although it believes that the technology may be incorporated into other products and devices. The Company has conducted proof-of-concept tests of the technology, but there can be no assurance that the Company will be able to develop or market any products, or that the Company's technology may be successfully incorporated into any existing or future products.

Early Stage of Development; Technological Uncertainty

         The Company is at an early stage of development. The Company has not received any required governmental approvals for the use or application of the Medizone Technology in any medical or other clinical product or device, and it has not yet realized any revenues from the sale or license of any products. Product revenues may not be realized from the sale or licensing of any products (if they are identified and developed) for several years, if at all. Many of the products and applications the Company is currently evaluating will require significant research and development efforts prior to any commercial use, and those additional research and development efforts may include pre-clinical and clinical testing, as well as a lengthy regulatory approval process. There can be no assurance the Company's research and development efforts will be successful, that the Company's potential products will prove to be safe and effective in any required clinical trial or other governmental tests, or that any commercially successful products will ultimately be developed by the Company.

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

         Under typical collaborative relationships, the collaborative partners have the right to pursue parallel development of other products that may compete with the products of the other collaborative partner, and to terminate the agreements without significant penalty under certain conditions. Any parallel development by a collaborative partner of the Company of competing products, or the failure by a collaborative partner to devote sufficient resources to the development and commercialization of the Company's products, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Future Capital Needs; Uncertainty of Additional Funding

         The identification, development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including possible pre-clinical and clinical studies, to create and expand distribution and marketing capabilities and to acquire and expand manufacturing capacity. The Company's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of the Company's research and development activities, the number and type of clinical or other tests the Company may be required to conduct in seeking approval of its products from governmental or other agencies, the success of the Company's development efforts, the cost and timing of establishing or expanding the Company's sales and marketing and/or manufacturing activities, the extent to which the Company's products (if any) gain market acceptance, the Company's ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of the Company's commercialization efforts and the commercialization efforts of the Company's marketing partners, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors.

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

Governmental Regulation

         The research, development, manufacture and marketing of the Company's products which constitute medical devices or products will be extensively regulated by a number of governmental agencies, including the United States Food & Drug Administration ("FDA"). The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in virtually every foreign country. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by the Company and which are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results the Company obtains from its testing activities could be susceptible to varied interpretations, which could delay, limit or prevent required regulatory approvals. In addition, the Company may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. The Company may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to the Company. Any such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty Associated with Clinical Trials and Other Tests

         Certain of the Company's products may constitute medical devices within the meaning of the Food, Drug and Cosmetic Act (the "FDA Act") and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for "510(k) notification," a procedure under section 510(k) of the FDA Act. In order for a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval ("PMA"). Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA under section 515 of the FDA Act. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by the Company which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.

         The time required to obtain FDA approval is uncertain, and frequently takes several years or more, if approval is ever granted. There can be no assurance that any future products developed or identified by the Company alone or in conjunction with others will prove to be safe and efficacious in any required clinical trials, or that they will meet the applicable regulatory requirements necessary for their marketing, including the receipt of a marketing clearance, should such be required. Further, if regulatory approval is granted that approval would generally be limited to the uses for which the product has been demonstrated through clinical studies and other means to be safe and effective. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if regulatory approval is obtained a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. The regulatory requirements pertinent to medical device manufacturing and related activities are stringently applied and enforced by the FDA and similar governmental agencies in other countries.

         If the Company is required to conduct clinical or other testing or trials of its products, any such testing will need to be made in compliance with regulations promulgated by the FDA under the authority granted it under the FDA Act. In other countries, governmental agencies similar to the FDA also regulate the sale of medical devices and products, generally in a manner similar to the FDA's regulation of those products. Sales of any products to Europe also require a "CE" mark, which shows that the product has been manufactured in accordance with required standards. The Company's sterilization technology has not been approved for use in connection with or as part of any device, and there can be no assurance that the Company will not encounter problems in the conduct of any clinical trials or tests it is required to complete which will cause the FDA, or any other regulatory agencies to delay or suspend the tests or otherwise not approve the sale of the Company's products. If any of the Company's products under development are not shown to be safe and effective in any required clinical trials, the resulting delays in developing other products or conducting related pre-clinical testing and clinical trials, as well as the need for financing to complete any such testing and trials, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of Protection of Patents or Proprietary Rights

         The Company's success will depend, in large part, on its ability to obtain and enforce patents, maintain its trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. The Company's license rights depend in part upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect the Company's business. The Company intends to file additional patent applications (both United States and foreign), when appropriate, relating to its technologies, improvements to its technologies and for specific products it develops. There can be no assurance that any issued patents or pending patent applications of the Company will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

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

         The Company also relies on secrecy to protect portions of its technology for which patent protection has not yet been pursued or which is not believed to be appropriate or obtainable in addition to any information of a confidential and proprietary nature relating to the Company, including but not limited to its know-how, trade secrets, methods of operation, names and information relating to the Company's vendors or suppliers and customer names and addresses. This technology includes technology that the Company acquired from two parties in connection with, but separate from, the patented technology from Biozone, a portion of which the Company has acquired and a portion of which it has obtained a license to use. There can be no assurance that the Company's undivided ownership and/or license rights in such technology are enforceable.

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

         Most of the companies currently producing products or using techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than the Company's technology.

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

Product Liability

         The testing, marketing and sale of medical or clinical products and other products that may utilize the Company's technology involves unavoidable risks. The use of any of the Company's potential products in clinical or other tests or as a result of the sale of its products, or the use of its technology in products, may expose the Company to potential liability resulting from the use of such products. Such liability may result from claims made directly from consumers or by regulatory agencies, companies or others selling such products. The Company currently has no clinical trial or product liability insurance coverage, although it anticipates obtaining and maintaining appropriate insurance coverage as clinical or other development of its product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance the Company will be able to obtain such insurance or, if it obtains such insurance, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire, or the recall of any of its products (or the products incorporating the Company's technology) could have a material adverse effect on the Company's business, financial condition and future prospects.

Hazardous or Toxic Materials

         The Company's research and development activities, and the application of the Company's technology, may involve the controlled use of materials, substances or electro-magnetic radiation which may, if used or employed improperly, prove hazardous. The Company believes, however, that its technology employs such potentially hazardous or toxic materials and substances in a manner that minimizes their adverse effects. Further, where such hazards are employed, the Company intends to utilize appropriate detection equipment and take appropriate countermeasures in design, or in the test lab environment.

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

         The Company anticipates that any clinical development or other approval tests in which it participates will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that the Company's academic collaborators will not be employees of the Company. As a result, the Company will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to the Company's activities. The Company's academic collaborators may have relationships with other commercial entities, some of which could compete with the Company.

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


Item 2.  Properties

         The Company's offices are located at 144 Buena Vista Ave., Stinson Beach, California. The offices are located temporarily in the home of the Company's CEO, Edwin Marshall. When financial resources permit, the Company intends to remain in the San Francisco Bay Area and lease office space that will allow for additional staffing. The Company pays $100 a month for an adjacent storage area for the Company's archives and pays or reimburses all telephone and related expenses incurred by or for the Company.


Item 3.  Legal Proceedings

         In November 1992, the Company consented to the entry of a final judgment of permanent injunction (SEC v. Medizone International, Inc., Civil Action 93-2761, D.D.C.), pursuant to which the Company was permanently enjoined from failing to timely file the reports required to be filed pursuant to the Securities Exchange Act of 1934. The Company's report for the year ended December 31, 1998 was filed late. There is no assurance that the failure of the Company to file this, or any future report in a timely manner will not lead to additional sanctions or actions against the Company by the SEC or others.

         On December 3, 1999, the Company filed a complaint in the Third Judicial District Court of Salt Lake County, Utah (Civil No. 990912073) against its former Chief Financial Officer, Arthur P. Bergeron. Among other things, the complaint filed by the Company sought a declaration from the court regarding the enforceability of Mr. Bergeron's employment contract, the right of the Company to terminate his employment and other relief. The Company and Mr. Bergeron have agreed upon a settlement, under the terms of which the Company agreed to withdraw its complaint with prejudice and Mr. Bergeron waived any further claim for wages or other compensation under his employment agreement. In addition, Mr. Bergeron consented to the cancellation of 2,000,000 shares of common stock issued to him during the tenure of the Company's former President and CEO, Joseph R. Latino. The settlement agreement has not yet been finalized, but the Company anticipates that the final agreement will be executed by April 30, 2000.

         Following the takeover and management change of June 12, 1997, new management learned that there had been serious irregularities and possible fraud perpetrated upon the Company by the former President & CEO, Mr. Latino. As the seriousness of those past events became more evident, management presented the information it had gathered to the New York District Attorney's Office. That office commenced a criminal investigation that ultimately resulted in charges being brought against Mr. Latino. On January 25, 2000, Mr. Latino was sentenced to serve 1.5 to 4.5 years and pay restitution in the amount of $415,869 to Medizone under a plea bargain that dropped all felony charges except for one count of Grand Larceny in the Second Degree.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.

         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of the Company's common stock during each of the four calendar quarters of fiscal 1998 and 1999. These prices reflect interdealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

                                                       Bid Price
                       Calendar Period           High              Low
                       -------------------      ------------------------
     1999              First Quarter             .095              .065
                       Second Quarter            .17               .065
                       Third Quarter             .195              .125
                       Fourth Quarter            .13               .08

     1998              First Quarter             .09               .045
                       Second Quarter            .06               .037
                       Third Quarter             .095              .035
                       Fourth Quarter            .102              .047

         As of March 21, 2000, there were approximately 3839 holders of record of the Company's common stock, and approximately 4511 beneficial owners.

         The Company has never paid cash dividends on its common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including the Company's earnings, capital needs and general financial condition. To date the Company has had no revenues or earnings. The Company does not believe that it has any immediate prospect of earnings. However, the Company anticipates that in the foreseeable future, it will follow a policy of retaining earnings, if any, to finance research and development.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         From its inception in January 1986, the Company has been a development stage company primarily engaged in research into the medical uses of ozone. The Company has not generated, and cannot predict when or if it will generate, revenues or sufficient cash flow to fund its continuing operations.

         The Company has had no sales. In 1998, the Company had revenues of $125,000 from the sale of a subsidiary. The Company had no revenues in 1999. In January 2000, the Company received payment of $415,869 under an order of restitution entered against its former President and CEO.

         There were $75,000 in research and development expenditures, including work performed by independent contractors in 1999, compared to $13,218 for research and development in 1998. Since inception the Company has spent $2,407,853 for research and development.

         General and administrative expenses were $198,308 in 1999, compared to $562,729 in 1998. These expenses include professional fees, payroll, insurance costs and travel expenses.

         Notes payable in 1999 totaled $280,491 in 1999 and 1998.

Liquidity and Capital Resources

         At December 31, 1999, the Company had a working capital deficiency of $1,058,028 and a stockholders' deficiency of $1,052,361 compared to a working capital deficiency of $1,031,586 and a stockholders' deficiency of $1,023,974 in 1998.

         The Company will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of the Company's securities.


Item 7.  Financial Statements and Supplementary Data

         The financial statements of the Company are attached to this report commencing on page F-1.


                                    Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table contains information concerning the directors and executive officers of the Company as of March 23, 2000.

Name                       Age      Position

Edwin G. Marshall          57       Chairman of the Board, CEO
Gerard V. Sunnen           57       Director, President
William M. Hitt            73       Director
Jill C. Marshall           48       Chief Operating Officer, Corporate Secretary
Kevin R. Andersen          48       Chief Financial Officer

         Edwin  G.  Marshall  became  Chairman  of the  Board & Chief  Executive
Officer in April 1998 and has been with the Company since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business interests in real estate brokerage, a vacuum forming business in the plastics industry, an industrial computer controls company, and an automobile and truck dealership. Since 1992 he has concentrated on his own investments, and since 1997 devoted substantially all of his time to management responsibilities with Medizone.

         Gerard V. Sunnen, M.D. became a Director of the Company in June 1997, Director of Research in 1997 and President in 1998. He graduated from Rutgers University in 1963 and from the medical school of the State University of New York, Downstate, in 1967. Dr. Sunnen has practiced psychiatric medicine since his graduation from medical school and has taught clinical psychiatry at New York University Medical Center since 1977, where he is now an Associate Clinical Professor of Psychiatry. He is currently a consultant to several organizations and companies, including the Institute for Behavior Therapy and the Training Institute for Mental Health Practitioners in New York. He is a member of the American Psychiatric Association, the American Society of Clinical Hypnosis, the International Association of Emergency Psychiatry, of which he is Honorary President, and the World Psychiatric Association, where he is currently Vice President of the Section for Emergency Psychiatry. He received the Chevalier de l'Ordre du Merite from the French government in 1990 for his work in assisting members of the French community in New York. Dr. Sunnen has written and lectured extensively on psychiatric medicine and medical hypnosis. Dr. Sunnen has also written on the medical applications of ozone.

         William M. Hitt became a Director of the Company in June 1997. He received a Bachelor's of Science degree from the University of Denver in 1946 and a Ph.D. from Colorado A&M University in 1948. He received a medical degree from the University of Colorado in 1952 and did post-medical school studies at Duke University and Washington University School of Medicine. Dr. Hitt has taught and conducted research at several institutions in the United States and Mexico, culminating with his work at the World Health Organization in Mexico City from 1989 to 1994. He was the recipient of the Eli Lily Award from the National Institute of Health in 1953, the Leovenhoek Award in 1960, the Cientifico Destacado in 1990 and 1992 and the Bioethics International Award of Merit in 1993. Dr. Hitt was a member of the Board of Directors of Physicians Against Nuclear War, which organization was awarded the Nobel Peace Prize in 1985. Dr. Hitt is currently the Director of the William Hitt Center, which conducts clinical immunology and addiction recovery programs, has operated since 1986 and now has seven locations in Central and South America, with headquarters in Tijuana, Mexico.

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

         Kevin R. Andersen, CPA, MS, was appointed Chief Financial Officer in November 1998. Mr. Andersen is a partner in Andersen, Andersen & Strong L.C., Certified Public Accountants, who previously served as the Company's auditors for the past four years ended December 31, 1997. Mr. Andersen has a Master of Science in Taxation (graduating Phi Kappa Phi) from UNLV and a Bachelor of Science in Accountancy from the University of Utah. His professional experience includes work as a Senior Tax Manager with the national accountancy firm of Laventhol & Horwath, working in their Las Vegas office and National Tax Department in Washington, D.C.

Item 10.  Executive Compensation

         The information for this Item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information for this Item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Certain Relationships and Related Transactions

         The information for this Item is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 13.  Exhibits and Reports on Form 8-K

(a)       Exhibits

         Number            Description

         2                 Agreement and Plan of Reorganization dated March 12,
                           1986 (2)

         3.1               Articles of Incorporation of Company (2)

         3.2               Bylaws (2)

         3.3               Articles of Amendment to Company's Articles of
                           Incorporation (3)

         10.1              Patent Agreement, dated February 26, 1987.

         10.2              Assignment  of  Distributor  Agreement by Terrence O.
                           McGrath to Medizone Delaware, dated February 4, 1986, and Distributor Agreement between Terrence O. McGrath and Dr. J.
                           Hansler GmbH, dated September 25, 1985 (3)

         10.3 Letter confirmation and Protocol, dated June 2, 1986, with regard to research to be conducted by the State University of New York at Syracuse (2)

         10.4              Consulting Agreement between P.J. Watrous & Co., Inc.
                           and the Company (2)

         10.5 Consulting Agreement between Jeffrey Freed, MD, PC and the Company (2)

         10.6              Consulting Agreement between Joseph Latino and the
                           Company (2)

         10.7              Consulting Agreement between Susan Golden, RN and the
                           Company (2)

         10.8              Stock Option of Joseph Latino (2)

         10.9              Stock Option of Jeffrey Freed (2)

         10.10             Stock Option of Susan Golden (2)

         10.11             Stock Option of Hubert Weinberg (2)

         10.12             Agreement dated June 16, 1987, between Company and
                           Oliver Grace (5)

         10.13             Agreement dated June 26, 1987, between Company and
                           John Grace (5)

         10.14             Agreement dated June 26, 1987, between Company and
                           Oliver Grace (5)

         10.15 Agreement dated June 30, 1987, by and among Company and John C. Black, Dr. Gerard V. Sunnen and Dr. Priyakant S. Doshi (5)

         10.16             License Agreement with MCL Medizone Canada Ltd.
                           dated November 18, 1987 (5)

         10.17 Agreement dated October 1988 by and among Immunologics, Limited Partnership, John M. Kells, Y. C. Zee, David C. Bolton and Medizone International, Inc. (6)

         10.18 Form of Stock Purchase Agreement between Company and individuals who purchased shares from Company (7)

         10.19 Letter agreement between Company and Rebus Oil Co., Ltd. dated July 28, 1992 (8)

         10.20 Letter of understanding between Company and the RMB Group of Boston dated August 10, 1992 (8)

         10.21 Agreement between Company and Rebus Oil Company, Ltd., dated as of October 20, 1992 (9)

         10.22 Letter agreement among Messrs. McGrath, Watrous, Melera, Chou, Kells, Handel and Pealer, dated as of November 10, 1992 (9)

         10.23 Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992 (9)

         10.24 Settlement agreement with former consultant dated February 12, 1993 (9)

         10.25 Consulting Agreement with Joseph S. Latino dated as of January 1, 1993 (9)

         10.26 Consulting Agreement with Arthur P. Bergeron dated as of January 1, 1993 (9)

         10.27 Employment Agreement with Katherine M. Kalinowski dated as of January 1, 1993 (9)

         10.28 Consulting Agreement with Roger Shelley dated as of January 1, 1993 (9)

         10.29 Consulting Agreement with Jeannette Arsenault dated as of January 1, 1993 (9)

         10.30 Loan Agreements between Company and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (9)

         10.31 Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993 (9)

         10.32 Letter Agreement dated March 23, 1993 between Company and the Italian Scientific Society (10)

         10.33             Contract between Company and Capmed USA (10)

         10.34 Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous (11)

         10.35 Agreement made as of January 1, 1995, between Medizone International, Inc. and Joseph S. Latino (11)

         10.36 Agreement made as of January 1, 1995 between Medizone International, Inc. and Arthur
                           P. Bergeron (11)

         10.37 Agreement made as of January 1, 1995 between Medizone International, Inc. and Giacomo C. DiGiorgio, MD (11)

         10.38             Lease Agreement between Medizone International, Inc.
                           and Benabi Realty, made on September 27, 1991, as extended, January 17, 1995 (11)

         10.39 Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Soloman and Medizone International, Inc., dated June 22,
                           1995 (12)

         10.40 Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (12)

         10.41 Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995
                           (12)

         10.42 Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (12)

         10.43             Lease Agreement between Medizone International, Inc.
                           and Linmar L.P., dated January 17, 1996 (13)

         10.44 Agreement between Medizone International, Inc. and Multiossigen S.r.l., dated as of September 13, 1996 (14)

         10.45 Agreement between Medizone International, Inc. and JRH Biosciences, Inc., dated April 17, 1997 (15)

         10.46             Lease Agreement between Medizone International Inc.
                           and Eagle Overlook, L.C., made on September 23, 1997 (16)

         16                Letter re: change in certifying accountants (17)



(1) Incorporated by reference to the Company's annual report on form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to the Company's registration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985.

(3) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1986.

(4) Incorporated by reference to the Company's current report on Form 8-K, filed March 13, 1987.

(5) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1987.

(6) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1988.

(7) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1989.

(8) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1990.

(9) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1992.

(10) Incorporated by reference to the Company's current annual report on Form 8-K dated September 8, 1993.

(11) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1994.

(12) Incorporated by reference to the Company's current annual report on Form 8-K, dated June 22, 1995.

(13) Incorporated by reference to the Company's annual report on Form 10-K for the period ended December 31, 1995.

(14) Incorporated by reference to the Company's current report on Form 8-K, dated October 17, 1996.

(15) Incorporated by reference to the Company's current report on Form 8-K, dated May 5, 1997.

(16) Incorporated by reference to the Company's current report on Form 8-K dated September 24, 1997.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on February 8, 2000 to report the change of auditors.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIZONE INTERNATIONAL, INC.


                                By: /s/ Edwin G. Marshall
                                   ---------------------------------------------
                                Edwin G. Marshall
                                President and Chief Executive Officer

Date: March 28, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


Date: March 28, 2000          /s/ Edwin G. Marshall
                         -------------------------------------------------------
                         Edwin G. Marshall, Chief Executive Officer and Director


Date: March 28, 2000          /s/ Gerard V. Sunnen
                         -------------------------------------------------------
                         Gerard V. Sunnen, President and Director


Date: March 28, 2000          /s/ William M. Hitt
                         -------------------------------------------------------
                         William M. Hitt, Director


Date: March 28, 2000          /s/ Kevin R. Andersen
                         -------------------------------------------------------
                         Kevin R. Andersen, Chief Financial Officer
                         (and Principal Accounting Officer)

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                                C O N T E N T S


Independent Auditors' Report.................................................F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-6

Consolidated Statements of Stockholders' Equity (Deficit) ...................F-7

Consolidated Statements of Cash Flows.......................................F-14

Notes to the Consolidated Financial Statements..............................F-16

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiary
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and from inception on January 31, 1986 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception on January 31, 1986 through December 31, 1999, in conformity with generally accepted accounting principles.

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




Jones, Jensen & Company
Salt Lake City, Utah
March 24, 2000

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                            Consolidated Balance Sheet


                                     ASSETS

                                                               December 31,
                                                                1999

CURRENT ASSETS

   Cash and cash equivalents                              $           4,388
                                                          -----------------

     Total Current Assets                                             4,388

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                          5,667
                                                          -----------------

OTHER ASSETS

   Receivable from affiliate, net (Note 1)                               -
                                                          -----------------

     Total Other Assets                                                  -

     TOTAL ASSETS                                         $          10,055
                                                          =================


              The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  December 31,
                                                                                   1999

CURRENT LIABILITIES

   Accounts payable                                                          $         395,370
   Accrued expenses (Note 3)                                                           527,045
   Notes payable (Note 6)                                                              280,491
                                                                             -----------------

     Total Current Liabilities                                                       1,202,906
                                                                             -----------------
     Total Liabilities                                                               1,202,906
                                                                             -----------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001 par value,
    149,887,941 shares issued and outstanding                                          149,888
   Additional paid-in capital                                                       12,676,882
   Deficit accumulated during the development stage                                (14,019,621)
                                                                             -----------------

     Total Stockholders' Equity (Deficit)                                           (1,192,851)
                                                                             -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $          10,055
                                                                             =================

              The accompanying notes are an integral part of these consolidated financial statements.

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations


                                                                                                       From
                                                                                                   Inception on
                                                                 For the Years Ended                January 31,
                                                                        December 31,               1986 Through
                                                        --------------------------------------     December 31,
                                                               1999               1998                 1999
                                                        ------------------  ------------------  ------------------
REVENUE                                                 $               -   $               -   $          133,349
                                                        ------------------  ------------------  ------------------

EXPENSES

   Cost of sales                                                        -                   -              103,790
   Research and development                                         75,000              13,218           2,407,853
   General and administrative                                      198,308             562,729          11,328,872
   Bad debt expense                                                     -               48,947              48,947
   Depreciation and amortization                                     1,945               2,673              27,398
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                275,253             627,567          13,916,860
                                                        ------------------  ------------------  ------------------

     Loss from Operations                                         (275,253)           (627,567)        (13,783,511)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Minority interest in loss                                            -                   -               26,091
   Other income                                                         -                  420              19,780
   Gain on sale of subsidiary (Note 1)                                  -              108,417             208,417
   Interest expense                                                (22,439)           ( 47,031)           (843,136)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (22,439)             61,806            (588,848)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE EXTRAORDINARY
 ITEMS                                                            (297,692)           (565,761)        (14,372,359)
                                                        ------------------  ------------------  ------------------

EXTRAORDINARY ITEMS

   Debt forgiveness (Note 11)                                       61,510                  -              352,738
                                                        ------------------  ------------------  ------------------

     Total Extraordinary Items                                      61,510                  -              352,738
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (236,182) $        ( 565,761) $      (14,019,621)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE                                    $            (0.00) $            (0.00)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                         149,255,666         142,645,000
                                                        ==================  ==================


              The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)




                                                                                                            Deficit
                                                                                                              Accumulated
                                                        Common Stock                         Additional      During the
                                        -----------------------------------------------    Paid-in           Development
                                          Shares            Amount         Subscribed         Capital         Stage
                                        ------------  ----------------  ---------------  ----------------  ----------------

Balance, January 31, 1986 (inception)             -   $             -   $            -   $             -   $            -

Initial capitalization of Medizone -
 Nevada at $0.03 per share                 5,500,000             5,500               -            150,128               -

Common shares issued in acquisition
 of Medizone - Delaware (Note 1)          37,500,000            37,500               -            (37,500)              -

Common stock issued for services
 rendered in July 1986 at $0.10
 per share                                    50,000                50               -              4,950               -

Common stock issued in conversion
 of warrants during 1986 at $0.10
 per share                                 7,814,600             7,815               -            773,645               -

Stock issuance costs                              -                 -                -           (105,312)              -

Net loss for the year ended
 December 31, 1986                                -                 -                -                 -          (796,068)
                                        ------------  ----------------  ---------------  ----------------  ----------------

Balance, December 31, 1986                50,864,600            50,865               -            785,911         (796,068)

Common stock issued upon exercise
 of warrants in January 1987 at $0.10
 per share                                     2,600                 2               -                257               -

Common stock issued for patent in
 March 1987 at $0.69 per share             1,000,000             1,000               -            692,750               -

Common stock issued for cash in
 June 1987 at an average price of
 $0.16 per share                             950,000               950               -            149,050               -

Common stock issued for services
 in June and July 1987 at an
 average price of $0.12 per share            203,167               203               -             24,314               -

Common stock issued through
 exercise of options in August 1987
 at $1.75 per share                          250,000               250               -            437,250               -

Net loss for the year ended
 December 31, 1987                                -                 -                -                 -        (2,749,400)
                                        ------------  ----------------  ---------------  ----------------  ----------------
Balance, December 31, 1987                53,270,367  $         53,270  $            -   $      2,089,532  $    (3,545,468)
                                        ------------  ----------------  ---------------  ----------------  ----------------


              The accompanying notes are an integral part of these consolidated financial statements.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                 Deficit
                                                                                                Additional      Accumulated
                                                          Common Stock                          Additional      During the
                                         --------------------------------------------------      Paid-in        Development
                                              Shares          Amount           Subscribed        Capital          Stage
                                         ---------------  ---------------   ---------------  --------------- --------------------
Balance, December 31, 1987                    53,270,367  $        53,270   $            -   $     2,089,532 $      (3,545,468)

Common stock issued through exercise
 of options in January 1988 at $0.50
 per share                                       200,000              200                -            99,800                -

Common stock issued for cash in
 September 1988 at $0.08 per share             1,000,000            1,000                -            79,000                -

Common stock issued for services
 at an average price of $0.23
 per share                                        35,000               35                -             7,965                -

Additional capital contributed                        -                -                 -           174,126                -

Net loss for the year ended
 December 31, 1988                                    -                -                 -                -           (714,347)
                                         ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1988                    54,505,367           54,505                -         2,450,423        (4,259,815)

Common stock issued for services
 at an average price of $0.18 per
 share                                           261,889              262                -            46,363                 -

Common stock issued for cash at
 an average price of $0.05 per share           5,790,000            5,790                -           285,710                 -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.12 per share           4,749,532            4,750                -           578,978                 -

Common stock issued upon exercise
 of options at $0.16 per share                   375,000              375                -            59,125                 -

Net loss for the year ended
 December 31, 1989                                    -                -                 -                -           (862,051)
                                         ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1989                    65,681,788  $        65,682   $            -   $     3,420,599   $    (5,121,866)
                                         ---------------  ---------------   ---------------  ---------------   ---------------

              The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                              Common Stock                          Additional     During the
                                              -------------------------------------------------      Paid-in      Development
                                                  Shares          Amount           Subscribed        Capital          Stage
                                              --------------  ----------------  ---------------  ---------------- -----------------
Balance, December 31, 1989                        65,681,788  $        65,682   $            -   $     3,420,599  $     (5,121,866)

Common stock issued for services
 at $0.10 per share                                  880,000              880                -            87,120               -

Common stock issued for cash at an
 average price of $0.04 per share                  4,250,000            4,250                -           175,250               -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.06 per share               2,422,727            2,423                -           137,577               -

Additional capital contributed                            -                -                 -           100,000               -

Net loss for the year ended
 December 31, 1990                                        -                -                 -                -           (606,309)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1990                        73,234,515           73,235                -         3,920,546        (5,728,175)

Common stock issued for cash at an
 average price of $0.07 per share                  4,366,667            4,366                -           305,634               -

Common stock issued for services
 at an average price of $0.17 per
 share                                               425,000              425                -            72,075               -

Common stock issued through
 exercise of options at an average
 price of $0.45 per share                            450,000              450                -           204,050               -

Additional capital contributed                            -                -                 -             5,000               -

Net loss for the year ended
 December 31, 1991                                        -                -                 -                -         (1,220,152)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1991                        78,476,182  $        78,476   $            -   $     4,507,305   $    (6,948,327)
                                             ---------------  ---------------   ---------------  ---------------   ----------------

              The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                              Common Stock                          Additional     During the
                                              -------------------------------------------------      Paid-in      Development
                                                  Shares          Amount           Subscribed        Capital          Stage
                                              --------------  ----------------  ---------------  ---------------- -----------------
Balance, December 31, 1991                        78,476,182  $        78,476   $            -   $     4,507,305  $     (6,948,327)

Common stock issued for services
 at $0.20 per share                                  151,500              152                -            30,148                -

Common stock issued in lieu of
 debt at $0.15 per share                             250,000              250                -            37,250                -

Common stock issued for cash at
 an average price of $0.16 per share               2,702,335            2,702                -           427,648                -

Common stock issued through
 exercise of options at $0.50
 per share                                           250,000              250                -           124,750                -

Additional capital contributed                            -                -                 -            81,100                -

Net loss for the year ended
 December 31, 1992                                        -                -                 -                -           (649,941)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1992                        81,830,017           81,830                -         5,208,201        (7,598,268)

Common stock issued for services
 at an average price of $0.10
 per share                                         5,347,219            5,347                -           542,859                -

Common stock issued for cash at
 an average price of $0.18 per share               1,471,666            1,472                -           269,528                -

Common shares subscribed for
 at $0.10 per share                                       -                -              2,619          259,296                -

Net loss for the year ended
 December 31, 1993                                        -                -                 -                -         (1,598,342)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1993                        88,648,902  $        88,649   $         2,619  $     6,279,884   $    (9,196,610)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

              The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                              Common Stock                          Additional     During the
                                              -------------------------------------------------      Paid-in      Development
                                                  Shares          Amount           Subscribed        Capital          Stage
                                              --------------  ----------------  ---------------  ---------------- -----------------
Balance, December 31, 1993                        88,648,902  $        88,649   $         2,619  $     6,279,884  $     (9,196,610)

Common stock issued for services
 at $0.10 per share                                1,431,590            1,431                -           141,727                -

Common shares subscribed for at
 $0.10 per share                                          -                -              9,552          945,682                -

Common shares subscribed for as
 cancellations of indebtedness at
 $0.10 per share                                          -                -                417           41,234                -

Common shares subscribed for as
 cancellation of indebtedness at
 $0.18 per share                                          -                -             11,250        2,022,379                -

Issuance of subscribed stock                      10,384,900           10,385           (10,385)              -                 -

Issuance of shares in recognition
 of disparity in purchase price in
 offering                                          1,125,834            1,126                -            (1,126)               -

Prior period adjustment (Note 8)                          -                -                 -                -            219,422

Net loss for the year ended
 December 31, 1994                                        -                -                 -                -         (1,126,315)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1994                       101,591,226  $       101,591   $        13,453  $     9,429,780   $   (10,103,503)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

              The accompanying notes are an integral part of these consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                              Common Stock                          Additional     During the
                                              -------------------------------------------------      Paid-in      Development
                                                  Shares          Amount           Subscribed        Capital          Stage
                                              --------------  ----------------  ---------------  ---------------- -----------------
Balance, December 31, 1994                       101,591,226  $       101,591   $        13,453  $     9,429,780  $    (10,103,503)

Redeemable common shares
 converted to common stock (Note 9)                  200,000              200                -            39,800                -

Common stock issued for services
 at $0.10 per share                                2,050,000            2,050                -           202,950                -

Issuance of subscribed stock                      17,524,860           17,524           (17,524)              -                 -

Cancellation of common shares                     (1,242,727)          (1,242)               -           (70,563)               -

Common shares subscribed for at
 $0.10 per share                                          -                -              9,118          902,707                -

Prior period adjustment (Note 8)                          -                -                 -                -             71,806

Additional capital contributed                            -                -                 -            50,000                -

Net loss for the year ended
 December 31, 1995                                        -                -                 -                -         (1,081,027)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1995                       120,123,359          120,123             5,047       10,554,674       (11,112,724)

Common stock issued for cash
 at $0.10 per share                                  100,000              100                -             9,900                -

Common stock issued for services
 at $0.10 per share                                1,415,875            1,416                -           140,171                -

Issuance of subscribed stock                       8,412,379            8,413            (8,413)              -                 -

Common shares subscribed for
 at $0.11 per share                                       -                -              6,456          718,991                -

Net loss for the year ended
 December 31, 1996                                        -                -                 -                -         (1,329,395)
                                             ---------------  ---------------   ---------------  ---------------   ---------------
Balance, December 31, 1996                       130,051,613  $       130,052   $         3,090  $    11,423,736   $   (12,442,119)
                                             ---------------  ---------------   ---------------  ---------------   ---------------


              The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                              Common Stock                          Additional     During the
                                              -------------------------------------------------      Paid-in      Development
                                                  Shares          Amount           Subscribed        Capital          Stage
                                              --------------  ----------------  ---------------  ---------------- -----------------
Balance, December 31, 1996                       130,051,613  $       130,052   $         3,090  $    11,423,736  $    (12,442,119)

Issuance of subscribed stock                       3,089,680            3,090            (3,090)              -                  -

Common shares subscribed for
 at $0.07 per share                                       -                -              5,714          394,287                 -

Common stock issued for services
 at $0.10 per share                                3,746,336            3,746                -           370,886                 -

Net loss for the year ended
 December 31, 1997                                        -                -                 -                -           (775,559)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1997                       136,887,629          136,888             5,714       12,188,909       (13,217,678)

Common stock issued through
 exercise of warrants at $0.07
 per share                                           857,142              857                -            59,143                -

Common stock issued in lieu of
 debt at $0.05 per share                             864,747              865                -            42,372                -

Issuance of subscribed stock                       5,714,286            5,714            (5,714)              -                 -

Cancellation of common shares                       (630,000)            (630)               -               630                -

Common stock issued for services
 at $0.05 per share                                3,465,000            3,465                -           169,786                -

Common stock issued for services
 at $0.09 per share                                  750,000              750                -            63,785                -

Common stock issued in lieu of
 debt at $0.09 per share                             967,630              967                -            82,214            -

Common stock issued for services
 at $0.08 per share                                   50,000               50                -             3,700            -

Net loss for the year ended
 December 31, 1998                                        -                -                 -                -           (565,761)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1998                       148,926,434          148,926                -        12,610,539       (13,783,439)

Common stock issued for services
 at $0.07 per share                                   25,000               25                -             1,725                -

Common stock issued through
 exercise of warrants at $0.07
 per share                                           936,507              937                -            64,618                -

Net loss for the year ended
 December 31, 1999                                        -                -                 -                -           (236,182)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1999                       149,887,941  $      149,888    $            -   $    12,676,882   $   (14,019,621)
                                             ===============  ==============    ===============  ===============   ===============

              The accompanying notes are an integral part of these consolidated financial statements.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                  Consolidated Statements of Cash Flows






                                                                                                         From
                                                                                                     Inception on
                                                                       For the Years Ended            January 31,
                                                                            December 31,             1986 Through
                                                                  ----------------------------------  December 31,
                                                                     1999             1998              1999
                                                                  ---------------- ----------------- -----------------
        CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss                                                $      (236,182) $       (565,761) $   (14,019,621)
          Adjustments to reconcile net loss to net cash
           used by operating activities:
             Depreciation and amortization                                  1,945             2,673           27,398
             Stock issued for services                                      1,750           241,536        2,869,166
             Bad debt expense                                                  -             48,947           48,947
             Minority interest in loss                                         -                 -           (26,091)
             Loss on disposal of assets                                        -                 -           693,752
             Gain on settlement of debt                                   (61,510)               -           (61,510)
          Changes in assets and liabilities:
             (Increase) decrease in prepaid expenses
              and deposits                                                     -             11,631          (48,947)
             Increase (decrease) in accounts payable                      (13,252)          (18,698)         691,250
             Increase (decrease) in accrued expenses                      238,439            69,783          587,067
                                                                  ---------------- ----------------- -----------------
               Net Cash Used by Operating Activities                      (68,810)        ( 209,889)      (9,238,589)
                                                                  ---------------- ----------------- -----------------
        CASH FLOWS FROM INVESTING ACTIVITIES

          Organization costs                                                   -                 -            (8,904)
          Purchase of fixed assets                                             -             (2,017)         (24,159)
                                                                  ---------------- ----------------- -----------------
               Net Cash Used by Investing Activities                           -             (2,017)         (33,063)
                                                                  ---------------- ----------------- -----------------
        CASH FLOWS FROM FINANCING ACTIVITIES

          Principle payments on notes payable                                  -            (3,624)         (192,774)
          Cash received from notes payable                                     -             25,000        1,106,518
          Capital contributions                                                -                 -           421,847
          Stock issuance costs                                                 -                 -          (105,312)
          Increase in minority interest                                        -                 -            14,470
          Issuance of common stock for cash                                65,555            60,000        8,031,291
                                                                  ---------------- ----------------- -----------------
               Net Cash Provided by Financing Activities                   65,555            81,376        9,276,040
                                                                  ---------------- ----------------- -----------------
        NET INCREASE (DECREASE) IN CASH                                    (3,255)         (130,530)           4,388

        CASH AT BEGINNING OF PERIOD                                         7,643           138,173               -
                                                                  ---------------- ----------------- -----------------
        CASH AT END OF PERIOD                                     $         4,388  $          7,643  $         4,388
                                                                  ================ ================= =================

              The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)





                                                                                                         From
                                                                                                     Inception on
                                                                       For the Years Ended            January 31,
                                                                            December 31,             1986 Through
                                                                  ----------------------------------  December 31,
                                                                     1999             1998              1999
                                                                  ----------------  ---------------- -----------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                       $            -    $            -   $        26,483
   Income taxes                                                   $            -    $            -   $            -

NON-CASH FINANCING ACTIVITIES:

   Stock issued for services                                      $         1,750   $       241,536  $     2,869,166
   Stock issued in conversion of debt to common stock             $            -    $       126,418  $     3,776,293
   Stock issued for license agreement and patent                  $            -    $            -   $       693,752

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                                 December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada) and its wholly-owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan). Collectively, they are referred to herein as the "Company." Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature. Effective March 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

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

              At the time of the acquisition of Medizone-Delaware, Medizone-Nevada was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Medizone-Nevada=s common stock for the common stock of Medizone-Delaware resulted in the former stockholders of Medizone-Delaware obtaining control of Medizone-Nevada. Accordingly, Medizone-Delaware became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Medizone-Delaware with no adjustment to the basis of Medizone-Delaware=s assets acquired or liabilities assumed. For legal purposes, Medizone-Nevada was the surviving entity.

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 1999


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

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Soloman, a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Soloman, for $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis (see Note 1(i)).

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

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                                 December 31, 1999

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

              Pursuant to Emerging Issued Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 1999.

              c.  Business Activities

              The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                           (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                                 December 31, 1999


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

              On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of the Company's former President, the Company=s inquiry into the conduct of its operations during the former President's tenure, that disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) has not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                               December 31, 1999


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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                               December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Basic Loss Per Share (Continued)

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                                  1999               1998
                                                                            ------------------  ------------------

              Numerator (net loss)                                          $         (236,182) $         (565,761)

              Denominator (weighted
               average number of
               shares outstanding)                                                 149,255,666         142,645,000

              Loss per share                                                $            (0.00) $            (0.00)

              Common stock equivalents, consisting of warrants and options, have
              not  been  included  in  the   calculation   as  their  effect  is
              antidilutive for the periods presented.

              g.  Change in Accounting Principle

              The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15 "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing  income (loss)  available to common  shareholders  by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted these two standards although they did not have a material impact on the Company's consolidated financial statements.

                    MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               December 31, 1999


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

              In February 1998, the Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no material impact on the Company=s financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                             December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Change in Accounting Principle (Continued)

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company=s financial statements.

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

              i.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 1999.

              j.  Provision for Taxes

              At December 31, 1999, the Company has net operating loss carryforwards of approximately $12,000,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                               December 31, 1999

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

              o.  Patents

              In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company=s common stock from the former Chairman and Chief Executive Officer of the Company.

              The patent covers a procedure for "ozone decontamination of blood and blood products" through the treatment of stored blood and blood components. The Board of Directors assigned a value of approximately $700,000 to the patent based upon the fair market value of the stock on the date of acquisition together with related legal costs. The Company charged the cost of the patent to research and development expense at acquisition because the technologies covered by the patent have not been approved by the FDA. Additionally, the Company agreed to pay the seller a royalty fee equal to 3% of the net receipts received by the Company in connection with the sale of any product, device or apparatus which embodies the patent. The Company's management considers the acquisition and retention of the patent to be material in its development and prospects. In 1992, the General Partner of Immunologics became chairman of the Company's Board of Directors and subsequently resigned from the Company=s Board of Directors in September 1993.

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                             December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p.  Revenue Recognition Policy

              The  Company   currently  ha  no  source  of   revenues.   Revenue
              recognition policies will be determined when principal operations begin.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 1999:

              Office equipment                     $            4,318
              Furniture and fixtures                            6,307
                                                   ------------------
                                                               10,625
              Accumulated depreciation                         (4,958)
                                                   ------------------
              Net property and equipment           $            5,667
                                                   ==================

              Depreciation expense for the years ended December 31, 1999 and 1998 was $1,945 and $2,673, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 1999:

              Accrued payroll                      $          378,000
              Accrued interest                                149,045
                                                   ------------------

                           Total                   $          527,045
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

              On December 3, 1999, the Company filed a complaint in the Third District Court of Salt Lake County, Utah against its former Chief Financial Officer. Among other things, the compliant filed by the Company sought a declaration from the Court regarding the enforceability of the former officer's employment contract, the right of the Company to terminate his employment and other relief. A verbal settlement has been agreed upon, under the terms of which the Company agreed to withdraw its compliant with prejudice and the former officer waived any further claim for wages or other compensation under his employment agreement. In addition, the former officer consented to the cancellation of 2,000,000 shares of common stock issued to him in prior years. The settlement agreement has not yet been finalized.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             December 31, 1999


NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Therefore, the debt accrued as compensation to the former officer has been recorded at December 31, 1999, until a final written agreement has been reached. Furthermore, the 2,000,000 shares remain outstanding at December 31, 1999 until the shares are received and canceled.

              In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company's C.E.O., 2) $170,000 a year for the Company's President and Director of Research, 3) $36,000 a year for the Company's C.F.O. and 4) $95,000 a year for the Company's C.O.O. and Corporate Secretary.

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

                MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                               December 31, 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

              During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993. Approximately $635,447 of these proceeds were from the sale of the Company=s common stock at a per share price of $0.10 (including $37,500 for 375,000 shares from Richard G. Soloman, at the time a director of the Company). The remaining $90,000 were from the sale of 900,000 units, each unit consisting of one share of the Company=s common stock at a per share price of $0.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act. In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation. The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

              During 1999, the Company issued 25,000 shares of its common stock to an individual for services rendered valued at $1,750. In addition, the Company issued 936,507 shares of its common stock through the exercise of outstanding warrants at $0.07 per share for a total of $65,555.

              As of December 31, 1999, the following warrants were outstanding:

                      Warrants                            Exercise Price                       Termination Dates

                           7,492,066                $                    0.07               April 30, 2000
                          33,333,333                $                    0.15               April 30, 2000
                          25,000,000                $                    0.20               April 30, 2000

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 1999:

              Notes payable to ten stockholders, due on demand, plus interest at
               10% per annum (in  arrears).  The Company is  obligated to accept the rate at face value plus accrued  interest as partial  payment for shares the lender may purchase from the Company upon exercise
               of the lender=s option to acquire shares from the Company.                      $          60,815

              Notes payable to directors  totaling $28,000 and a note payable to a third  party in the  amount of  $9,000,  due on April 22,  1995
               (principal  and accrued  interest in arrears as of report  date), plus  interest  ranging from 8% to 9% per annum.  Each lender has the right to convert any portion of the  principal  and  interest into  common  stock at a price per  share  equal to the price per share under the most recent private
               placement transaction.                                                                     37,000

              Balance Forward                                                                  $          97,815
                                                                                               -----------------

              MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 6 -      NOTES PAYABLE (Continued)

              Balance Forward                                                                  $          97,815

              Notes payable to directors and a family member of a director,  due at various dates in 1995,  1996 and 1997  (principal  and accrued interest in arrears as of report  date),  plus interest at 8% per annum.  The  Company  has the  right  to  repay  the  loans  with restricted stock at $0.10 per share if alternative financings
               do not occur.                                                                             182,676

              Total Notes Payable                                                                        280,491
              Less: Current Portion                                                                     (280,491)
                                                                                               -----------------
              Long-Term Notes Payable                                                          $              -
                                                                                               =================

              The aggregate principal maturities of notes payable are as follows:

          Year Ended
           December 31,                                 Amount

             2000                                 $         280,491
             2001                                                -
             2002                                                -
             2003                                                -
             2004                                                -
             2005 and thereafter                                 -
                                                  -----------------

             Total                                $         280,491
                                                  =================

               MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                               December 31, 1999

NOTE 7 -      STOCK OPTIONS

              All options are exercisable for a period of five years beginning one year from the date of grant. Compensation expense, measured as to the excess of the estimated fair value over the exercise price, was accrued over the service period. If, on the date of exercise, the estimated fair value of a share of the Company=s common stock exceeded the exercise price, the exercise price was decreased by a like amount (but not below the par value of $0.001). At the end of each fiscal period, total accrued compensation was recorded as the difference between the adjusted exercise price and the fair market value at the end of the period for all exercisable shares. The total accrued compensation was adjusted each year for changes in the fair market value of the Company=s stock and for option exercises and cancellations. The shares issued in connection with the exercise of the options were restricted shares to be held for investment purposes only.

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

              The following is a summary of option transactions:

                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Exercise
              Fixed Options                                                    Shares               Price
              -------------                                              -----------------     -----------------
              Balance - January 1, 1996                                          4,500,000     $            0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                                 -                     -
                                                                         -----------------     -----------------

              Balance - December 31, 1996                                        4,500,000                  0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                         (3,000,000)                   -
                                                                         -----------------     -----------------

              Balance, December 31, 1997                                         1,500,000                  0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                                 -                     -
                                                                         -----------------     -----------------

              Balance, December 31, 1998                                         1,500,000                  0.20
              Granted                                                                   -                     -
              Exercised                                                                 -                     -
              Forfeited                                                         (1,500,000)                   -
                                                                         -----------------     -----------------

              Balance, December 31, 1999                                                -      $              -
                                                                         =================     =================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                        (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                               December 31, 1999


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

NOTE 10 -      GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $14,019,621 at December 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                      (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            December 31, 1999


NOTE 10 -      GOING CONCERN (Continued)

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

               In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company' IND application will ever be reopened. Until an NDA had been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

               Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such a trial in an effort to obtain EU approval, to market the product in Europe and to reopen the Company=s FDA file.

               The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

                 MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                         (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                             December 31, 1999


NOTE 11 -      SUBSEQUENT EVENTS

               Subsequent to December 31, 1999, the following events occurred:

               1. On January 27, 2000, warrants to purchase 3,142,857 shares of common stock were exercised at $0.07 per share for $220,000.

               2. On January 18, 2000, the board of directors granted the following shares of common stock in lieu of accrued salaries at December 31, 1999: a) 750,000 shares to the Company's C.E.O., valued at $75,000, b) 750,000 shares to the Company=s President and Director of Research, valued at $75,000, c) 420,000 shares to the Company's C.O.O. and Corporate Secretary, valued at $42,000, d) 70,000 shares to the Company's C.F.O., valued at $7,000, and e) 100,000 shares to a member of the board of directors of the Company, valued at $10,000.

               3. On February 8, 2000, the Company consummated an agreement which provided for the release of $39,577 in old debt to an unrelated party for consideration of $15,000 cash and 20,000 shares of the Company's common stock valued at $3,500, resulting in a gain on settlement of debt of $21,077 for the year ended December 31, 1999.

               4. On February 18, 2000, the Company consummated an agreement which provided for the release of $67,933 in old debt to an unrelated party for consideration of $27,500 cash, resulting in a gain on settlement of debt of $40,433 for the year ended December 31, 1999.

               5. On February 22, 2000, the Company consummated an agreement which provided for the release of $90,893 in old debt to an unrelated party for consideration of $45,000 cash and 100,000 shares of the Company=s common stock at a market value of $18,000. However, pursuant to the agreement, if the value of the Company=s common stock within the next 90 days is lower that $1.00 per share, the Company would guarantee the difference. Therefore, no gain on settlement of debt has been recorded for the year ended December 31, 1999 since the ultimate liability has not yet been determined.

               6. On January 25, 2000, a former officer of the Company was charged with fraud perpetrated upon the Company in past years. The former officer was forced to pay restitution to the Company in the amount of $415,869 under a plea bargain that dropped all felony charges against the former officer except for one count of grand larceny in the second degree. The amount will be recorded as miscellaneous income during the year ended December 31, 2000.