Form 10-K/A
period 1998-12-31
MEDIZONE INTERNATIONAL INC
filed 2000-05-01
CIK 753772

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                           ----------------------
                                 FORM 10-K/A
                                AMENDMENT NO. 2

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

Consolidated Statements of Cash Flows.........................................14

Notes to the Consolidated Financial Statements................................16

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiary
(A Development Stage Company)
Stinson Beach, California


We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 and for the period January 31, 1986 (date of inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1997, for the years ended December 31, 1997 and 1996 and the period January 31, 1986 (date of inception) through December 31, 1997 were audited by other auditors, whose report, dated March 19, 1998 included an explanatory paragraph related to the Company's ability to continue as a going concern. The consolidated financial statements for the period January 31, 1986 (date of inception) through December 31, 1998 include total revenues, stockholders' equity and net loss of $133,349, $(1,023,974) and $(13,783,439), respectively. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period January 31, 1986 (date of inception) through December 31, 1998, insofar as it relates to amounts for prior periods through December 31, 1997, is based solely on the report of other auditors.



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


In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period January 31, 1986 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.


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




Jones, Jensen & Company
Salt Lake City, Utah
January 24, 2000

Andersen Andersen & Strong, L.C.                  941 East 3300 South, Suite 202
Certified Public Accountants                      Salt Lake City, Utah 84106
   and Business Consultants
Member SEC Practice Section of the AICPA          Telephone 801 486-0096
                                                  Fax 801-486-0098



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
  Medizone International, Inc.

We have audited the consolidated balance sheet of Medizone International, Inc. and subsidiaries (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, and 1996, and the period January 31, 1986 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the period January 31, 1986 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ Andersen Andersen & Strong, L.C.

Salt Lake City, Utah
February 4, 2000

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