Form 10QSB
period 2000-03-31
MEDIZONE INTERNATIONAL INC
filed 2000-05-15
CIK 753772

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 10, 2000, there were 155,140,798 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No  X
          --

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2000

                                                                           Page
                                                                          Number
Part I - Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheet:
         -March 31, 2000 and December 31, 1999                              3

         Consolidated Statement of Operations:
         -For the Three Months Ended March 31, 2000 and 1999                4

         Consolidated Statement of Cash Flow
         -For the Three Months Ended
           March 31, 2000 and 1999                                          5

         Notes to Consolidated Financial Statements                         6

Item 2 - Management's Discussion and Analysis or Plan of Operation          7

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2000 and December 31, 1999



                                                                    March 31,           December 31,
                                                                      2000                  1999
                                                                ------------------    -----------------
                                                                   (Unaudited)
Cash and cash equivalents                                       $         309,495     $          4,388
                                                                ------------------    -----------------
      Total Current Assets                                                309,495                4,388
                                                                ------------------    -----------------

                                                                           19,763                5,667
                                                                ------------------    -----------------


Receivable from affiliate                                                       -                    -
                                                                ------------------    -----------------
      Total Other Assets                                                        -                    -
                                                                ------------------    -----------------

                                                                $         329,258     $         10,055
                                                                ==================    =================




Accounts payable                                                $         234,681     $        395,370
Accrued expenses                                                          316,655              527,045
Current portion of long-term obligations                                  280,491              280,491
                                                                ------------------    -----------------
      Total Current Liabilities                                           831,827            1,202,906
                                                                ------------------    -----------------


Common stock                                                              155,616              149,888
Additional paid-in capital                                             13,163,754           12,676,882
Deficit accumulated the development stage                             (13,821,939)         (14,019,621)
                                                                ------------------    -----------------
      Total Stockholders' Equity (Deficit)                               (502,569)          (1,192,851)
                                                                ------------------    -----------------

                                                                $         329,258     $         10,055
                                                                ==================    =================











                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three        Three        Six         Six
                                         Months       Months       Months     Months
                                          Ended        Ended       Ended       Ended
                                         3/31/00      3/31/99     6/30/00     6/30/99
                                       ------------ ------------ ----------- ----------

  REVENUE                              $         -  $         -  $        -  $       -
  COST OF SALES                                  -            -           -          -
                                       ------------ ------------ ----------- ----------
    Gross Profit                                 -            -           -          -
                                       ------------ ------------ ----------- ----------

  COSTS AND EXPENSES
    Research and development                     -            -           -          -
    Depreciation and amortization              835          486
    General and administrative             210,873       26,995           -          -
                                       ------------ ------------ ----------- ----------
       Total Costs and Expenses            211,708       27,481           -          -
                                       ------------ ------------ ----------- ----------

  LOSS BEFORE OTHER INCOME (EXPENSE)      (211,708)     (27,481)          -          -
                                       ------------ ------------ ----------- ----------

  OTHER INCOME (EXPENSE)
    Restitution proceeds                   415,000            -
    Interest expense                        (5,610)      (5,610)          -          -
    Interest income                              -            -           -          -
                                       ------------ ------------ ----------- ----------
       Total Other Income(Expense)- net    409,390       (5,610)          -          -
                                       ------------ ------------ ----------- ----------

  LOSS BEFORE INCOME TAXES                 197,682      (33,091)          -          -

  INCOME TAX BENEFIT (PROVISION)                 -            -           -          -
                                       ------------ ------------ ----------- ----------

  NET INCOME (LOSS)                      $ 197,682    $ (33,091)        $ -        $ -
                                       ============ ============ =========== ==========

  NET INCOME (LOSS) PER COMMON
    SHARE
    Basic                                   $ 0.00      $ (0.00)  #DIV/0!     #DIV/0!
                                       ============ ============ =========== ==========

    Diluted                                 $ 0.00      $ (0.00)  #DIV/0!     #DIV/0!
                                       ============ ============ =========== ==========

  AVERAGE COMMON AND EQUIVALENT
    SHARES
    Basic                              155,342,465  149,074,582           -          -
                                       ============ ============ =========== ==========

    Diluted                            181,203,014  149,074,582           -          -
                                       ============ ============ =========== ==========

                                          Three        Three        Six         Six
                                         Months       Months       Months     Months
                                          Ended        Ended       Ended       Ended
                                         3/31/00      3/31/99     6/30/00     6/30/99
                                       ------------ ------------ ----------- ----------
  Net  income (loss) available to
    common shareholders                $   197,682  $   (33,091) $        -  $       -
                                       ============ ============ =========== ==========

  Weighted average shares              155,342,465  149,074,582           -          -
  Effect of dilutive securities         25,860,549            -           -          -
                                       ------------ ------------ ----------- ----------

                                       181,203,014  149,074,582           -          -
                                       ============ ============ =========== ==========

  Basic income (loss) per share (based
    on weighted average shares)        $      0.00  $     (0.00) #DIV/0!     #DIV/0!
                                       ============ ============ =========== ==========

  Diluted income (loss) per share           $ 0.00      $ (0.00) #DIV/0!     #DIV/0!
                                       ============ ============ =========== ==========



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three months Ended March 31, 2000 and 1999





                                                                  March 31,         March 31,
                                                                     2000             1999
                                                               -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $        197,682    $      (33,091)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                      835               486
         Issuance of stock for services                                 272,600                 -
         Interest expense                                                 5,610             5,610
     Change in operating assets and liablilites
         Prepaid expenses and deposits                                        -                 -
         Accounts payable and other liabilities                        (376,689)            4,303
                                                               -----------------   ---------------
                                                                        100,038           (22,692)
                                                               -----------------   ---------------

CASH FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                              (14,931)                -
                                                               -----------------   ---------------
                                                               -----------------   ---------------
                                                                        (14,931)                -
                                                               -----------------   ---------------

CASH FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                             220,000            15,556
                                                               -----------------   ---------------
                                                                        220,000            15,556
                                                               -----------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 305,107            (7,136)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                  4,388             7,643
                                                               -----------------   ---------------
     End of period                                             $        309,495    $          507
                                                               =================   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                           $ -               $ -
                                                               =================   ===============
         Income taxes                                                       $ -               $ -
                                                               =================   ===============

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for services                            $ 272,600               $ -
                                                               =================   ===============













                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

         The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

         The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2 - Income (Loss) Per Share

         Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the three months ended March 31, 2000 and 1999:



                                                   Three        Three
                                                  Months       Months
                                                   Ended        Ended
                                                  3/31/00      3/31/99
                                                ------------ ------------
           Net  income (loss) available to
             common shareholders                $   197,682  $   (33,091)
                                                ============ ============

           Weighted average shares              155,342,465  149,074,582
           Effect of dilutive securities         25,860,549            -
                                                ------------ ------------

                                                181,203,014  149,074,582
                                                ============ ============

           Basic income (loss) per share (based
             on weighted average shares)        $      0.00  $     (0.00)
                                                ============ ============

           Diluted income (loss) per share      $       0.00 $     (0.00)
                                                ============ ============




3 - Capital Stock

During the quarter ended March 31, 2000, the Company issued 3,142,857 common shares from the exercise of warrants at $0.07 per share. The Company also issued 2,115,000 shares and 470,000 shares for services at $0.09 per share and $0.175 per share, respectively.

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

         In March 2000, the Company received notification that it had been granted a patent by the US Patent and Trademark Office on its application for a patent covering the external applications of ozone for medical purposes. The patent application, no. 09/126,504, had been filed on July 30, 1998. Problems that might be addressed by such uses would include treatment of severe burns, infections of ulcerations of the skin (such as those that might be caused by advanced stages of diabetes) or other wounds. In connection with this use of ozone, the Company has been granted a US Patent titled External Use of Ozone/Oxygen for Pathogenic Conditions. Foreign applications are being processed.

         In addition, the Company owns patents covering its ozone decontamination technology filed in the United States (no. 4,632,980, December 30, 1986 and no. 5,052,382, October 1, 1991), and related patents granted in several foreign countries. These patents form the basis for the Company's technology used in the studies described above.

         The Company has also been active in pursuing veterinary trials investigating the effectiveness of ozone in deactivation of viruses in serum products. The Phase I trial on healthy serum products was concluded in October 1999 and was deemed successful by the Company's researchers. Dr. Sunnen expects that a Phase II trial should also be successful based on the results of the first round. The Phase II trial commenced in November and will investigate the deactivation rates of seven different viruses and is expected to be completed in 12 to 18 months. If the results are satisfactory, the Company believes its technology can be used in the veterinary medicine field to form the basis for the creation of a line of safer and more effective vaccines.

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

Three Months Ended March 31, 2000 compared to the Three Months Ended March 31, 1999:

         There were no sales during the quarters ended March 31, 2000 or 1999. Cash of $415,000 was provided in the first three months of 2000 by the receipt of restitution payments from a former officer and director. The Company made no expenditures for research and development in either period. General and administrative expenses in the first quarter of 2000 were $211,708 compared to $27,481 during the first quarter of 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.

         Interest expense accrued during the three months ended March 31, 2000 was $5,610, compared to $5,610 in the three months ended March 31, 1999.

Liquidity and Capital Resources

         At March 31, 2000, the Company had a working capital deficiency of $522,332 and stockholders' deficiency of $502,569. At December 31, 1999, the Company had a working capital deficiency of $1,198,518 and stockholders' deficiency of $1,192,851.

         Net cash provided from operating activities was $100,038 for the three months ended March 31, 2000. During the three months ended March 31, 1999, the Company used $22,692 in operating activities. Cash of $415,000 was provided in the first three months of 2000 by the receipt of restitution payments from a former officer and director and $220,000 was provided by the sale of the Company's securities through the exercise of outstanding stock purchase warrants.

         During the quarter ended March 31, 2000, the Company issued stock and paid cash to settle outstanding liabilities. These transactions include the following:

               1. Payment of $27,500 to former legal counsel of the Company to retire an outstanding obligation totaling $69,392;

               2. Payment of $15,000 and issuance of 20,000 shares of common stock of the Company to settle an obligation totaling $39,824 to a former legal counsel for the Company; and

               3.   Payment of $40,000 and issuance of 100,000  shares of common
                    stock  to  the  Company's   patent   counsel  to  settle  an
                    outstanding bill of $102,000.

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

Forward-Looking Statements and Risks Affecting the Company

         The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

|X| rigorous government scrutiny and regulation of the products and planned products of the Company; |X| potential effects of adverse publicity regarding ozone and related technologies or industries; |X| failure of the Company to sustain or manage growth including the failure to continue to develop new products; and
|X|      the ability of the Company to obtain needed financing.


                           Part II - Other Information

Item 1 - Legal Proceedings

         On December 3, 1999, the Company filed a complaint in the Third Judicial District Court of Salt Lake County, Utah (Civil No. 990912073) against its former Chief Financial Officer, Arthur P. Bergeron. Among other things, the complaint filed by the Company sought a declaration from the court regarding the enforceability of Mr. Bergeron's employment contract, the right of the Company to terminate his employment and other relief. On April 14, 2000, the parties entered into a settlement agreement, under the terms of which the Company agreed to withdraw its complaint with prejudice and paid Mr. Bergeron $35,000. Mr. Bergeron waived any further claim for wages or other compensation under his employment agreement and consented to the cancellation of 2,000,000 shares of common stock issued to him during the tenure of the Company's former President and CEO, Joseph R. Latino. Both parties executed mutual releases of all claims against each other.

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

                                            MEDIZONE INTERNATIONAL, INC.
                                           (Registrant)

                                           /s/ Edwin G. Marshall
                                           ---------------------

                                           Edwin G. Marshall, Chairman and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

                                           /s/ Kevin R. Andersen
                                           ---------------------

                                           Kevin R. Andersen, Chief Financial
                                           Officer(Principal Accounting Officer)



May 12, 2000