Form 10QSB
period 2000-06-30
MEDIZONE INTERNATIONAL INC
filed 2000-08-14
CIK 753772

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT  OF  1934  FOR  THE   TRANITION   PERIOD  FROM   ____________   TO
          ______________

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 1, 2000, there were 155,615,798 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                  June 30, 2000

                                                                          Page
                                                                          Number
Part I - Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheet:
         -June 30, 2000 and December 31, 1999..................................3

        Consolidated Statement of Operations:
         -For the Three Months and Six Months Ended June 30, 2000 and 1999.....4

        Consolidated Statement of Cash Flow
         -For the Six Months Ended
           June 30, 2000 and 1999..............................................5

             Notes to Consolidated Financial Statements........................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.............7

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders...................9

Item 6 - Exhibits and Reports on Form 8-K ....................................10

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 2000 and December 31, 1999


                                                           ASSETS

                                                                       June 30,            December 31,
                                                                         2000                  1999
                                                                  -------------------   -------------------
CURRENT ASSETS                                                       (Unaudited)
    Cash and cash equivalents                                     $           72,037    $            4,388
                                                                  -------------------   -------------------
        Total Current Assets                                                  72,037                 4,388
                                                                  -------------------   -------------------

PROPERTY AND EQUIPMENT, net                                                   18,168                 5,667
                                                                  -------------------   -------------------


                                                                  $           90,205    $           10,055
                                                                  ===================   ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $         235,037     $          395,370
    Accrued expenses                                                         322,265               527,045
    Current portion of long-term obligations                                 280,491               280,491
                                                                  -------------------   -------------------
        Total Current Liabilities                                            837,793             1,202,906
                                                                  -------------------   -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                             155,616               149,888
    Additional paid-in capital                                            13,163,754            12,676,882
    Deficit accumulated during the development stage                     (14,066,958)          (14,019,621)
                                                                  -------------------   -------------------
        Total Stockholders' Equity (Deficit)                                (747,588)           (1,192,851)
                                                                  -------------------   -------------------

                                                                  $           90,205    $           10,055
                                                                  ===================   ===================






                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                       Three        Three         Six           Six
                                                      Months       Months        Months       Months
                                                       Ended        Ended        Ended         Ended
                                                      6/30/00      6/30/99      6/30/00       6/30/99
                                                    ------------ ------------ ------------- ------------

           REVENUE                                  $         -  $         -  $          -  $         -
           COST OF SALES                                      -            -             -            -
                                                    ------------ ------------ ------------- ------------
             Gross Profit                                     -            -             -            -
                                                    ------------ ------------ ------------- ------------

           COSTS AND EXPENSES
             Research and development                    25,765            -        80,808            -
             Depreciation and amortization                1,595            -         2,431            -
             General and administrative                 212,049       13,857       367,878       41,338
                                                    ------------ ------------ ------------- ------------
                Total Costs and Expenses                239,409       13,857       451,117       41,338
                                                    ------------ ------------ ------------- ------------

           LOSS BEFORE OTHER INCOME (EXPENSE)          (239,409)     (13,857)     (451,117)     (41,338)
                                                    ------------ ------------ ------------- ------------

           OTHER INCOME (EXPENSE)
             Restitution proceeds                             -            -       415,000            -
             Interest expense                            (5,610)      (5,610)      (11,220)     (11,220)
             Interest income                                  -            -             -            -
                                                    ------------ ------------ ------------- ------------
                Total Other Income (Expense) - net       (5,610)      (5,610)      403,780      (11,220)
                                                    ------------ ------------ ------------- ------------

           LOSS BEFORE INCOME TAXES                    (245,019)     (19,467)      (47,337)     (52,558)

           INCOME TAX BENEFIT (PROVISION)                     -            -             -            -
                                                    ------------ ------------ ------------- ------------

           NET INCOME (LOSS)                        $  (245,019) $   (19,467) $    (47,337) $   (52,558)
                                                    ============ ============ ============= ============

           NET INCOME (LOSS) PER COMMON
             SHARE
             Basic                                  $     (0.00) $     (0.00) $      (0.00) $     (0.00)
                                                    ============ ============ ============= ============

             Diluted                                $     (0.00) $     (0.00) $      (0.00) $     (0.00)
                                                    ============ ============ ============= ============

           AVERAGE COMMON AND EQUIVALENT
             SHARES
             Basic                                  155,615,798  149,148,656   155,479,131  149,111,619
                                                    ============ ============ ============= ============

             Diluted                                155,615,798  149,148,656   155,479,131  149,111,619
                                                    ============ ============ ============= ============


                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six months Ended June 30, 2000 and 1999


                                                                        June 30,            June 30,
                                                                          2000                1999
                                                                    -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $        (47,337)   $         (52,558)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                         2,431                  972
         Issuance of stock for services                                      272,600                    -
         Interest expense                                                     11,219                    -
     Change in operating assets and liablilites
         Accounts payable and other liabilities                             (376,333)              28,481
                                                                    -----------------   ------------------
                                                                            (137,420)             (23,105)
                                                                    -----------------   ------------------

CASH FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                   (14,931)                   -
                                                                    -----------------   ------------------
                                                                             (14,931)                   -
                                                                    -----------------   ------------------

CASH FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                  220,000               15,556
                                                                    -----------------   ------------------
                                                                             220,000               15,556
                                                                    -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       67,649               (7,549)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                       4,388                7,643
                                                                    -----------------   ------------------
     End of period                                                  $         72,037    $              94
                                                                    =================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
         Interest                                                   $              -    $               -
                                                                    =================   ==================
         Income taxes                                               $              -    $               -
                                                                    =================   ==================

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for services                          $        272,600    $               -
                                                                    =================   ==================






                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2 - Income (Loss) Per Share

     Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the six months ended June 30, 2000 and 1999:

                                             Three         Three         Six          Six
                                             Months       Months       Months        Months
                                             Ended         Ended        Ended        Ended
                                            6/30/00       6/30/99      6/30/00      6/30/99
                                          ------------- ------------ ------------ -------------
Net  income (loss) available to common
    shareholders                          $   (245,019) $   (19,467) $   (47,337) $    (52,558)
                                          ============= ============ ============ =============

Weighted average shares                    155,615,798  149,148,656  155,479,131   149,111,619
Effect of dilutive securities                        -            -            -             -
                                          ------------- ------------ ------------ -------------

                                           155,615,798  149,148,656  155,479,131   149,111,619
                                          ============= ============ ============ =============

Basic income (loss) per share (based on
    weighted average shares)              $      (0.00) $     (0.00) $     (0.00) $      (0.00)
                                          ============= ============ ============ =============

Diluted income (loss) per share           $      (0.00) $     (0.00) $     (0.00) $      (0.00)
                                          ============= ============ ============ =============


3 - Capital Stock

During the quarter ended June 30, 2000, no common shares were issued by the Company.

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

     The Company also has recently conducted trial treatment studies on eight patients infected with Hepatitis C. This study was conducted through the guidance of Dr. William Hitt, a former member of the Company's board of directors. The tests indicated significant reductions in enzyme levels as measured by SGOT and SGPT standard test procedures of the patients participating in the study. Enrollment has begun for a new study of Hepatitis C, involving 10-12 patients, with clinical data analyzed by an independent facility in Los Angeles, California. Testing will be conducted prior to, during and following the completion of treatment and a six-week convalescence follow-up.

     In March 2000, the Company received notification that it had been granted a patent by the US Patent and Trademark Office on its application for a patent covering the external applications of ozone for medical purposes. The patent application, no. 09/126,504, had been filed on July 30, 1998. Problems that might be addressed by such uses would include treatment of severe burns, infections of ulcerations of the skin (such as those that might be caused by advanced stages of diabetes) or other wounds. In connection with this use of ozone, the Company has been granted US Patent No. 9/126504, titled External Use of Ozone/Oxygen for Pathogenic Conditions. Foreign applications are being processed.

     In May 2000, the Company filed another patent application no. 1299-4015 under the title "Method and Apparatus for Ozone Decontamination of Biological Liquids.

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

Three  Months  Ended June 30, 2000  compared to the Three  Months Ended June 30,
1999:

     There were no sales during the quarters ended June 30, 2000 or 1999. The Company made expenditures for research and development of $25,765 in the second quarter of 2000 and none in the second quarter of 1999. General and administrative expenses in the second quarter of 2000 were $212,049 compared to $13,857 during the second quarter of 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Interest expense accrued during the three months ended June 30, 2000 was $5,610, compared to $5,610 in the three months ended June 30, 1999.

Six Months Ended June 30, 2000 compared to the Six Months Ended June 30, 1999:

     There were no sales during the six months ended June 30, 2000 or 1999. Cash of $415,000 was provided in the first quarter of 2000 by the receipt of restitution payments from a former officer and director. The Company made expenditures for research and development of $80,808 in the six months ended June 30, 2000 and none in the six months ended June 30, 1999. General and administrative expenses in the six months ended June 30, 2000 were $367,878 compared to $41,338 during the six months ended June 30, 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.

     Interest expense accrued during the six months ended June 30, 2000 was $11,220, compared to $11,220 in the six months ended June 30, 1999.

Liquidity and Capital Resources

     At June 30, 2000, the Company had a working capital deficiency of $765,756 and stockholders' deficiency of $747,588. At December 31, 1999, the Company had a working capital deficiency of $1,1198,518 and stockholders' deficiency of $1,192,851.

     Net cash used in operating activities was $137,420 for the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company used $23,105 in operating activities. Cash of $415,000 was provided in the first six months of 2000 by the receipt of restitution payments from a former officer and director and $220,000 was provided by the sale of the Company's securities through the exercise of outstanding stock purchase warrants.

     During the six months ended June 30, 2000, the Company issued stock and paid cash to settle outstanding liabilities. These transactions include the following:

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

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held at the Spinnaker Restaurant, 100 Spinnaker Dr., Sausalito, California, on Wednesday, May 31, 2000. The following business was conducted at the meeting:

     1. Election of Edwin G. Marshall, Gerard V. Sunnen and Richard Garrett Solomon, as directors of the Company, and

     2. Ratification of the selection of HJ & Associates (formerly Jones Jensen & Co.) as the Company's independent public accountants.

Voting results were as follows:

                               For                 Against          Abstain
Proposal 1 (Directors):
  Mr. Marshall                 92,520,651          150,150          850,692
  Mr. Sunnen                   92,520,651          150,150          850,692
  Mr.  Solomon                 92,520,651          150,150          850,692

                               For                 Against          Abstain
Proposal 2 (Auditors)          92,250,651          150,150          850,692

Item 5 - Other Information

     During the quarter ended June 30, 2000, Dr. William Hitt resigned as a member of the Board of Directors of the Company citing health concerns and a desire to ease his professional workload. Dr. Hitt will continue to operate his William Hitt Clinic and intends to continue to use the Company's ozone generating equipment to further the Company's research and clinical data gathering efforts. At the same meeting, Richard Solomon was elected to serve on the Board.

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



August 4, 2000