Form 10QSB
period 2000-09-30
MEDIZONE INTERNATIONAL INC
filed 2000-11-15
CIK 753772

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 9, 2000, there were 153,915,798 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X
          ----

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2000

                                                                          Page
                                                                         Number

Part I - Financial Information

Item 1 - Financial Statements

            Consolidated Balance Sheet:
         -September 30, 2000 and December 31, 1999..........................3

            Consolidated Statement of Operations:
         -For the Three Months and Nine Months Ended September .............4
          30, 2000 and 1999

        Consolidated Statement of Cash Flow
         -For the Nine Months Ended

           September 30, 2000 and 1999......................................5

             Notes to Consolidated Financial Statements.....................6

Item 2 - Management's Discussion and Analysis or Plan of Operation..........7

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K .................................10

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 2000 and December 31, 1999


                                                           ASSETS

                                                                     September 30,           December 31,
                                                                          2000                   1999
                                                                  ---------------------    ------------------
CURRENT ASSETS                                                        (Unaudited)
    Cash and cash equivalents                                     $              8,918     $           4,388
                                                                  ---------------------    ------------------
        Total Current Assets                                                     8,918                 4,388
                                                                  ---------------------    ------------------

PROPERTY AND EQUIPMENT, net                                                     16,572                 5,667
                                                                  ---------------------    ------------------

                                                                  $             25,490     $          10,055
                                                                  =====================    ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $            245,184     $         395,370
    Accrued expenses                                                           406,374               527,045
    Current portion of long-term obligations                                   280,491               280,491
                                                                  ---------------------    ------------------
        Total Current Liabilities                                              932,049             1,202,906
                                                                  ---------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                               153,616               149,888
    Additional paid-in capital                                              13,165,754            12,676,882
    Deficit accumulated during the development stage                       (14,225,929)          (14,019,621)
                                                                  ---------------------    ------------------
        Total Stockholders' Equity (Deficit)                                  (906,559)           (1,192,851)
                                                                  ---------------------    ------------------

                                                                  $             25,490     $          10,055
                                                                  =====================    ==================



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                Three          Three          Nine           Nine
                                               Months         Months         Months         Months
                                                Ended          Ended         Ended          Ended
                                               9/30/00        9/30/99       9/30/00        9/30/99
                                            -------------- -------------- -------------  -------------

REVENUE                                     $           -  $           -  $          -   $          -
COST OF SALES                                           -              -             -              -
                                            -------------- -------------- -------------  -------------
  Gross Profit                                          -              -             -              -
                                            -------------- -------------- -------------  -------------

COSTS AND EXPENSES
  Research and development                          7,585              -        88,392              -
  Depreciation and amortization                     1,595            486         4,026          1,459
  General and administrative                      144,181         14,626       512,061         54,991
                                            -------------- -------------- -------------  -------------
     Total Costs and Expenses                     153,361         15,112       604,479         56,450
                                            -------------- -------------- -------------  -------------

LOSS BEFORE OTHER INCOME (EXPENSE)               (153,361)       (15,112)     (604,479)       (56,450)
                                            -------------- -------------- -------------  -------------

OTHER INCOME (EXPENSE)
  Restitution proceeds                                  -              -       415,000              -
  Interest expense                                 (5,610)        (5,609)      (16,829)       (16,829)
  Interest income                                       -              -             -              -
                                            -------------- -------------- -------------  -------------
     Total Other Income (Expense) - net            (5,610)        (5,609)      398,171        (16,829)
                                            -------------- -------------- -------------  -------------

LOSS BEFORE INCOME TAXES                         (158,971)       (20,721)     (206,308)       (73,279)

INCOME TAX BENEFIT (PROVISION)                          -              -             -              -
                                            -------------- -------------- -------------  -------------

NET LOSS                                       $ (158,971)     $ (20,721)   $ (206,308)     $ (73,279)
                                            ============== ============== =============  =============

NET LOSS PER COMMON
  SHARE
  Basic                                           $ (0.00)       $ (0.00)      $ (0.00)       $ (0.00)
                                            ============== ============== =============  =============

AVERAGE COMMON AND EQUIVALENT
  SHARES
  Basic                                       153,615,798    149,148,656   154,191,354    149,123,965
                                            ============== ============== =============  =============


                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999



                                                                September 30,        September 30,
                                                                     2000                1999
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $       (206,308)   $         (73,279)
     Adjustments to reconcile net loss to net
             cash provided by operating activities
         Depreciation and amortization                                    4,026                1,459
         Issuance of stock for services                                 272,600                    -
     Change in operating assets and liablilites
         Accounts payable and other liabilities                        (270,857)              48,643
                                                               -----------------   ------------------
                                                                       (200,539)             (23,177)
                                                               -----------------   ------------------

CASH FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                              (14,931)                   -
                                                               -----------------   ------------------
                                                                        (14,931)                   -
                                                               -----------------   ------------------

CASH FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                             220,000               15,556
                                                               -----------------   ------------------
                                                                        220,000               15,556
                                                               -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   4,530               (7,621)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                  4,388                7,643
                                                               -----------------   ------------------
     End of period                                             $          8,918    $              22
                                                               =================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                              $              -    $               -
                                                               =================   ==================
         Income taxes                                          $              -    $               -
                                                               =================   ==================

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Issuance of common stock for services                     $              -    $               -
                                                               =================   ==================



                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2 - Loss Per Share

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three and nine months ended September 30, 2000 and 1999:

3 - Capital Stock

                                                Three          Three          Nine           Nine
                                               Months         Months         Months         Months
                                                Ended          Ended         Ended          Ended
                                               9/30/00        9/30/99       9/30/00        9/30/99
                                            -------------- -------------- -------------  -------------
Net  loss available to common
  shareholders                              $    (158,971) $     (20,721) $   (206,308)  $    (73,279)
                                            ============== ============== =============  =============

Weighted average shares                       153,615,798    149,148,656   154,191,354    149,123,965
Effect of dilutive securities                           -              -             -              -
                                            -------------- -------------- -------------  -------------

                                              153,615,798    149,148,656   154,191,354    149,123,965
                                            ============== ============== =============  =============

Basic loss per share (based on
  weighted average shares)                  $       (0.00) $       (0.00) $      (0.00)  $      (0.00)
                                            ============== ============== =============  =============



During the quarter ended September 30, 2000, 2,000,000 common shares were canceled by the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

The Company is a development stage company, primarily engaged in research and development of ozone-based treatment for diseases and health problems caused by lipid enveloped viruses, including, for example, Acquired Immune Deficiency Syndrome (AIDS), Hepatitis B, Hepatitis C and Herpes, and in the development of technology for the decontamination of blood, blood products and veterinarian serum products. The Company is also pursuing the development of external applications of its technology for medical purposes.

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

Testing and trials can be conducted on a limited basis for research purposes and to establish efficacy of machines and applications, in order to support applications for government approvals. In November of 1997, Dr. Sunnen, the Director of Research (who later was appointed president of the Company on April 15, 1998) was instrumental in establishing a protocol for Phase II research. A double blind Phase II human trial into HCV is now in the planning stage and should be announced in the next 90 days.

The Company has also conducted a proof-of-concept pilot trial study on forty patients infected with Hepatitis C. This study was conducted under the guidance of Dr. William Hitt, a former member of the Company's Board of Directors. The trial, conducted during the normal course of Dr. Hitt's medical practice at his clinic in Mexico, indicated significant reductions in liver enzyme levels as measured by SGOT and SGPT standard test procedures of the patients participating in the study. All of the patients' SGOT and SGPT measures returned to the normal range. In addition on average, 5 log viral load reductions (99.9%) were achieved. Six-month post treatment viral load tests, without further medical intervention during that time, indicated the viral load during the post treatment period did not increase in 38 of the 40 patients. In two of the patients, both of which were genotype 1A, there was a viral load increase in the six-month post treatment period. No toxic side effects were reported or observed in any of the patients.

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

The Company has also been active in pursuing veterinary trials investigating the effectiveness of ozone in deactivation of viruses in serum products. The Phase I trial on healthy serum products was concluded in October 1999 and was deemed successful by the Company's researchers. Dr. Sunnen expects that a Phase II trial should also be successful based on the results of the first round. Due to streamlining of equipment development, completion of Phase II is not now anticipated prior to September of 2001.

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

Three Months Ended September 30, 2000 compared to the Three Months Ended September 30, 1999:

There were no sales during the quarters ended September 30, 2000 or 1999. The Company made expenditures for research and development of $7,585 in the third quarter of 2000 and none in the third quarter of 1999. General and administrative expenses in the third quarter of 2000 were $144,182 compared to $14,626 during the third quarter of 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense accrued during the three months ended September 30, 2000 was $5,610, compared to $5,609 in the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 compared to the Nine Months Ended September 30, 1999:

There were no sales during the nine months ended September 30, 2000 or 1999. Cash of $415,000 was provided in the first quarter of 2000 by the receipt of restitution payments from a former officer and director. The Company made expenditures for research and development of $88,392 in the nine months ended September 30, 2000 and none in the nine months ended September 30, 1999. General and administrative expenses in the nine months ended September 30, 2000 were $512,062 compared to $54,991 during the nine months ended September 30, 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense accrued during the nine months ended September 30, 2000 was $16,829, compared to $16,829 in the nine months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficiency of $923,131 and stockholders' deficiency of $906,559. At December 31, 1999, the Company had a working capital deficiency of $1,198,518 and stockholders' deficiency of $1,192,851.

Net cash used in operating activities was $200,539 for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company used $23,177 in operating activities. Cash of $415,000 was provided in the first nine months of 2000 by the receipt of restitution payments from a former officer and director and $220,000 was provided by the sale of the Company's securities through the exercise of outstanding stock purchase warrants.

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

                                 MEDIZONE INTERNATIONAL, INC.
                                 (Registrant)

                                 /s/ Edwin G. Marshall
                                 ------------------------------
                                 Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)

                                 /s/ Kevin R. Andersen
                                 ------------------------------
                                 Kevin R. Andersen, Chief Financial Officer
                                 (Principal Accounting Officer)



November 14, 2000