Form 10-K
period 2000-12-31
MEDIZONE INTERNATIONAL INC
filed 2001-04-16
CIK 753772

                                        UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X       Annual report under section 13 or 15(d) of the Securities Exchange Act
---      of 1934 for the fiscal year ended  December 31, 2000

         Transition report under section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the transition  period ended ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Medizone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __ No X

The issuer is in the development stage and had no revenues for its most recent fiscal year.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $27,259,536 on April 4, 2001 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On April 4, 2001, Medizone had 154,615,798 shares of common stock, par value $.001 per share issued and outstanding.


                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes __   No X
                                                -

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

Financial Statements and Schedules                                           F-1

                                     PART I



Item 1.           Description of Business


General


         Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date the principal business of Medizone has been limited to (i) seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system (the "Medizone Technology").


         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus), and to decontaminate blood and blood products.


Patents


         Medizone owns two key patents. The first is a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" ("Patent No. 1"). The second patent is a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" ("Patent No. 2").


         Patent No. 1, which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components, is Medizone's principal asset. It was purchased together with rights to other ozone-related inventions from Immunologics Limited Partnership, L.P. ("ILP") in 1987, for 6,000,000 shares of common stock (the "Patent Purchase Agreement"). John M. Kells, the general partner of ILP, was Chairman of Medizone's Board of Directors from November 1992 through September 1993.


         The Patent Purchase Agreement requires Medizone to pay to ILP an annual royalty equal to 3% of the net receipts (defined as net receipts after all credits, returns and customary deductions, and exclusive of all taxes) of Medizone received from the sale of any product, device, or apparatus embodying Patent No. 1. The method covered by Patent No. 1 is the principal use of ozone under study by Medizone and is the method incorporated in its regulatory applications. In June 1990, pursuant to Medizone's request for re-examination of Patent No. 1, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by Patent No. 1. This patent will expire in 2003, subject to extension based upon the length of time required to bring it to commercial fruition. Medizone has been granted foreign patents based on Patent No. 1 in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. Applications are pending in Singapore. The foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.


         Patent No. 2, which covers apparatus for the controlled generation, monitoring and dosage of the Drug was developed by a consultant engineer to Medizone and issued and assigned to Medizone in 1991. Patent No. 2 was developed to provide the physical means to deploy Patent No. 1. The foreign patent coverage of Patent No. 2 parallels the coverage of Patent No. 1.


         In late 1996, Medizone became aware that a United States patent had been issued to a Canadian corporation, which Medizone believed infringed on the Medizone patents. Through its legal counsel, Medizone took steps to protect its patent rights and Medizone believes that the infringing party has stopped its infringing activities.


         On March 14, 2000, Medizone was granted U.S. Patent No. 09/126,504 for External Application of Ozone/Oxygen for Pathogenic Conditions. Medizone believes that this patent will strengthen Medizone's existing patents as it addresses advanced developments with ozone generating equipment.

         On May 24, 2000, Medizone received recorded assignment of U.S. Provisional Patent Application no. 60/206,660 for Method and Apparatus for Ozone Decontamination of Biological Liquids. This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.


Research and Development


         Medizone does not own laboratories or other clinical research or testing facilities. Medizone's research and development activities to date have been conducted under contract by outside laboratories and clinicians. Gerard V. Sunnen, MD directs Medizone's research and development activities. Dr. Sunnen is a member of the Board of Directors and serves as President and Director of Research of Medizone.


Pre-clinical Studies


         Pre-clinical Studies are non-human studies of the Drug and related equipment. Since 1988, Medizone has both sponsored and been the beneficiary of research to (i) determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (ii) establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.


         Pre-clinical projects sponsored by Medizone include: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.


         In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that Medizone add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding of the Canadian Blood Forces Program was discontinued. Medizone's management learned in late 1997 that the program suffered difficulties with the ozone/bioserum interface that was used in the study, which resulted in an inconsistent, difficult to accurately measure, dosage of ozone. As a result, from a regulatory perspective the study yielded results that could not be used due to the inability to specifically identify dosage. From a practical standpoint, Medizone views this study of the Drug as a success, in that the treated simians never became ill through the entire course of the trial period, while the control group all died within a 14-day period.


Governmental Regulation


         The Drug, the Medizone Technology and related products are regulated under the Food, Drug and Cosmetic Act and related regulations (the "FDC Act") by the Food and Drug Administration (the "FDA"). The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" under the FDC Act and regulations.


         Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, Medizone is precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. To obtain FDA approval Medizone will be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant a new drug application ("NDA") unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.


         To initiate Phase I of human clinical studies required as part of a NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical studies can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. Medizone submitted an IND application to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete and required Medizone to conduct additional animal studies prior to commencing a large animal study followed by human trials. In September 1994, the FDA inactivated Medizone's IND. Medizone has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that Medizone's IND application will ever be re-opened. Until an NDA has been granted to Medizone, it may not distribute ozone-generating devices in the United States, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."


         Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") is more accepting than the United States of human clinical trials of ozone therapies. Management believes Medizone should pursue foreign Phase I human toxicity trials, as well as early stage efficacy trials. The results anticipated from the next planned blind Phase II human safety and efficacy trials investigating hepatitis C are expected to contribute to satisfying regulatory requirements in the United States, Canada and other countries.


         It is Medizone's intention to pursue future trials in Canada and other countries as soon as funding allows. Medizone believes trials successfully completed in Canada should be acceptable to both the United States FDA and the regulatory agencies of the European Union, due to recent harmonization of regulatory requirements between Health Canada and the FDA.


Clinical Studies


Human Pilot Trial - Hepatitis C


         Beginning in 1998 and concluding in 2000, Medizone accumulated patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of hepatitis C. This trial was conducted during the normal course of practice by William Hitt, Ph.D., M.D., at his clinic, The William Hitt Center, in Tijuana, Mexico. Dr. Hitt is a former member of the Medizone board of directors. While this trial was not conducted as a blind study as required by the FDA and the results can serve only as anecdotal information, Medizone is very encouraged by the results.


         In this developmental ozone trial, patients were treated using major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis. The average treatment period was 30 days. Viral load testing (detecting the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels were conducted before the start of the treatment, immediately following treatment, and six months after treatment without any further medical intervention during the post-treatment period. No adverse side effects were observed or reported in any of the participants. SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.9% reduction. In the six-month post-treatment follow up testing, 38 of the 40 patients tested at inactive viral levels for hepatitis C virus, indicating the possibility that the disease had been cleared by the ozone therapy they received. Two of the patients had increased viral levels at the end of the treatment test period; however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results.


Future Blind Trials - Hepatitis C


         Medizone has entered into a research agreement with the national research center of a foreign country to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on Medizone's ozone therapy for the hepatitis C virus. The trial will be blind and the data produced will be shared by the country of origin and laboratories in Canada. We intend to pursue future research initiatives in Canada in the near future and this proposed trial is considered a major step toward that objective. There will be substantial collaborative efforts made to share information with appropriate regulatory bodies in both countries. We will not be able to pursue this additional testing without additional financing.


Instrument Development


         Medizone has entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment. Medizone has exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. Biozone expects to relocate to Nevada in the future as an integrated part of our proposed manufacturing facility to be located in Reno, Nevada. We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants. Once Medizone has obtained regulatory approvals for its technology and protocols and is in production mode, Biozone will phase out its other business to concentrate on its work with Medizone.


International Activities


Medizone Canada Limited


         To maximize research opportunities and the potential market for its products, Medizone intends to establish subsidiary or affiliated corporations in other countries. The organization of these subsidiaries may initially require Medizone to incur significant expenses; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and generating possible sources of financing, from which Medizone would benefit directly or indirectly. It is anticipated that Medizone would also enter into license agreements with all subsidiary companies.


         In June 1998, Medizone sold its majority interest in Medizone Canada Limited, a Utah corporation ("MCL") for $125,000 cash in a private transaction. Medizone retained ownership of all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation ("MedCan"). MedCan was a participant in the Canadian Blood Forces Program's SIV Study.


         The Canadian government requires that a Canadian Company must perform research accepted under the auspices of Health Canada. Future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens and MedCan will be operated from Canada. Medizone also intends to establish a non-profit corporation to be owned by MedCan. The future business of the non-profit will be to aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for hepatitis and aids, at greatly discounted prices in those countries.


Medizone New Zealand Limited


         On June 22, 1995, Medizone entered into a series of contracts that resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ is owned equally by Medizone and Solwin Investments Limited ("Solwin"), a New Zealand corporation, which is an affiliate of Richard G. Solomon ("Solomon"), a director of Medizone. MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of Medizone's patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.


         Under these agreements Medizone purchased 100% of MNZ from Solomon and sold 50% of MNZ to Solwin for $150,000, of which $50,000 was loaned by Medizone to MNZ on a demand basis and repaid on October 26, 1995. On October 26, 1995, Medizone loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. Medizone and MNZ also entered into a Licensing
Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement").


         Under the Licensing Agreement, Medizone granted an exclusive license to MNZ for Patent No. 1 and Patent No. 2 and Medizone's trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the Licensing Agreement. The Licensing Agreement will terminate on the expiration date of the last patent obtained in New Zealand, or, if no patents are obtained, on June 22, 2010. Medizone will receive a guaranteed minimum royalty, in an amount to be agreed to by Medizone and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of Medizone's proprietary technology have been obtained in New Zealand. If Medizone and MNZ are unable to agree upon the amount of the guaranteed minimum royalty, Medizone may terminate the Licensing Agreement. Commencing on the first sale to a user by MNZ, Medizone will receive a sales royalty of MNZ's gross annual sales under the Licensing Agreement.


         Under the Managing Agent Agreement, MNZ will act as Medizone's agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and Southeast Asia (including the Philippines, Indonesia and Vietnam). Licensing fees will be divided between Medizone and MNZ on a sliding scale as set forth below:

                                                          Medizone      MNZ


Initial license                                             50%         50%
Subsequent license fees up to $500,000                      50%         50%
Subsequent license fees between $500,000 and $750,000       75%         25%
Subsequent license fees in excess of $750,000               85%         15%


         MNZ and Medizone will also divide any net royalties paid to Medizone under any license entered into pursuant to the Managing Agent Agreement, with MNZ receiving 10% and Medizone receiving 90% of the net royalties under those licenses.


         The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by Medizone under certain circumstances.


Competition


         The market in which Medizone intends to do business is extremely competitive. Medizone is aware of several companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or that have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products.


Employees


         As of December 31, 2000, Medizone had four full time employees.


Status of Medizone's Research


Medizone has entered into a research agreement with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, Medizone will enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product. That trial progressed satisfactorily through the first stages and has since been halted while product development of the gas-serum interface system progresses to the next stage. The interface development is nearly complete and we expect that the veterinarian research program will begin again in the second half of 2001. The next hepatitis C trial is also scheduled to start as soon as we complete our preparations.


Risk Factors


         Medizone's business is in the development stage and is subject to a number of risks, including, but not limited to the following:


         We are a development stage company with significant accumulated deficits and we can expect our losses to continue for the foreseeable future. Medizone is in the development stage and has not generated any revenues from operations. No assurance can be given that its business activities will ever generate revenues. As indicated in Medizone's financial statements, Medizone has experienced substantial losses throughout its history. Losses can be expected to continue for the foreseeable future.


         Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future. The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our shareholders and may adversely affect the trading prices of our common stock. Medizone has funded its development activities to date primarily from the sale of its common stock. Medizone will require substantial additional capital, which will most likely be obtained through sales of its common stock or other securities, to continue the research program outlined above, pay its administrative and operating expenses, meet its filing and disclosure obligations as a public company, and repay certain outstanding indebtedness. No assurances can be given that Medizone will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy Medizone's administrative and operating expenses for any significant period of time.

         There is no established market for our technology and our technology is not immediately marketable in the United States until we have complied with significant governmental regulations and testing. The failure to obtain market approval in the United States would adversely affect our future business prospects. Medizone believes that its proprietary technology offers benefits that are not currently found in existing purification, disinfection and sterilization systems. To date, Medizone has not brought to market any products incorporating the technology. Medizone has conducted only preliminary clinical, engineering and other tests to determine the feasibility of products that could incorporate the technology, although it believes that the technology may be incorporated into other products and devices. Medizone has conducted proof-of-concept tests of the technology, but there can be no assurance that Medizone will be able to develop or market any products, or that Medizone's technology may be successfully incorporated into any existing or future products.


         Medizone is at an early stage of development. Medizone has not received any required governmental approvals for the use or application of the Medizone Technology in any medical or other clinical product or device, and it has not yet realized any revenues from the sale or license of any products. Product revenues may not be realized from the sale or licensing of any products (if they are identified and developed) for several years, if at all. Many of the products and applications Medizone is currently evaluating will require significant research and development efforts prior to any commercial use, and those additional research and development efforts may include pre-clinical and clinical testing, as well as a lengthy regulatory approval process. There can be no assurance Medizone's research and development efforts will be successful, that Medizone's potential products will prove to be safe and effective in any required clinical trial or other governmental tests, or that any commercially successful products will ultimately be developed by Medizone.


         Our future funding needs will require significant additional capital, which is not immediately available to us. If we fail to obtain financing at levels required to pay for the testing and additional development of our technology, we could be required to scale back or to even cease operations. The identification, development and commercialization of Medizone's products and technology will require a commitment of substantial funds to conduct research and development activities, including possible pre-clinical and clinical studies, to create and expand distribution and marketing capabilities and to acquire and expand manufacturing capacity. Medizone's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of Medizone's research and development activities, the number and type of clinical or other tests Medizone may be required to conduct in seeking approval of its products from governmental or other agencies, the success of Medizone's development efforts, the cost and timing of establishing or expanding Medizone's sales and marketing and/or manufacturing activities, the extent to which Medizone's products (if any) gain market acceptance, Medizone's ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of Medizone's commercialization efforts and the commercialization efforts of Medizone's marketing partners, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors.


         To satisfy its capital requirements, Medizone may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require Medizone to relinquish its rights to certain of its technologies, products or marketing territories. Medizone's failure to raise capital when needed could also have a material adverse effect on Medizone's business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to Medizone, if at all.


         Our business is subject to substantial government regulation, which causes us to incur significant expense and which results in substantial delay in the approval of our products for marketing in the United States and in other jurisdictions. If we do not receive the required approvals, we will be required to scale back or limit or even to cease operations. The research, development, manufacture and marketing of Medizone's products which constitute medical devices or products will be extensively regulated by a number of governmental agencies, including the United States Food & Drug Administration. The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in virtually every foreign country. The regulatory processes established by these government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products developed by Medizone and which are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results Medizone obtains from its testing activities could be susceptible to varied interpretations, which could delay, limit or prevent required regulatory approvals. In addition, Medizone may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. Medizone may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to Medizone. Any such events, were they to occur, could have a material adverse effect on Medizone's business, financial condition and results of operations.


         Medizone may also be required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing Medizone's products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If Medizone, its management or its third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, it could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.


         Medizone's products may also be subject to regulation, inspection and licensing by other governmental agencies, including the Environmental Protection Agency, state agencies similar to the FDA and EPA and the Occupational Health and Safety Administration. In addition, if Medizone engages in contract sterilization services, Medizone's products and operations may be subject to the infection control or other requirements of the Joint Commission on Accreditation of Health Care Organizations, the Center for Disease Control, the Association for Advancement of Medical Instrumentation and other federal and state agencies that have established or maintain testing methods or sterilization process monitoring.


         Although we are currently conducting clinical tests and trials of our technology, the outcome of such tests and trials is uncertain and cannot be guaranteed. If our tests and trials are not acceptable to the governing authorities, we will not obtain the approvals required to market our products in the United States and other jurisdictions where such trials are required. Certain of Medizone's products may constitute medical devices within the meaning of the Food, Drug and Cosmetic Act and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under ss.510(k) of the FDA Act. In order for a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval or PMA. Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by Medizone, which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process, or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.


         The time required to obtain FDA approval is uncertain, and frequently takes several years or more, if approval is ever granted. There can be no assurance that any future products developed or identified by Medizone alone or in conjunction with others will prove to be safe and efficacious in any required clinical trials, or that they will meet the applicable regulatory requirements necessary for their marketing, including the receipt of a marketing clearance, should such be required. Further, if regulatory approval is granted that approval would generally be limited to the uses for which the product has been demonstrated through clinical studies and other means to be safe and effective. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if regulatory approval is obtained a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. The regulatory requirements pertinent to medical device manufacturing and related activities are stringently applied and enforced by the FDA and similar governmental agencies in other countries.


         If Medizone is required to conduct clinical or other testing or trials of its products, any such testing will need to be made in compliance with regulations promulgated by the FDA under the authority granted it under the FDA Act. In other countries, governmental agencies similar to the FDA also regulate the sale of medical devices and products, generally in a manner similar to the FDA's regulation of those products. Sales of any products to Europe also require a "CE" mark, which shows that the product has been manufactured in accordance with required standards. Medizone's sterilization technology has not been approved for use in connection with or as part of any device, and there can be no assurance that Medizone will not encounter problems in the conduct of any clinical trials or tests it is required to complete which will cause the FDA, or any other regulatory agencies to delay or suspend the tests or otherwise not approve the sale of Medizone's products. If any of Medizone's products under development are not shown to be safe and effective in any required clinical trials, the resulting delays in developing other products or conducting related pre-clinical testing and clinical trials, as well as the need for financing to complete any such testing and trials, could have a material adverse effect on Medizone's business, financial condition and results of operations.


         We do not own our manufacturing capability and must rely on third parties to manufacture the devices required for our technology. This arrangement results in a certain loss of control over the manufacturing process and may result in problems relating to quality control and warranty issues. Although we plan to build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing its sterilization technology, including any products to be used in any required clinical or other tests. Medizone initially intends to develop relationships with other companies to manufacture those components and/or products, with Medizone being primarily in the role of specification developer and final assembly manufacturer for selected products only. The two products currently being developed by Medizone have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on Medizone's and business, financial condition, or results of operations. Medizone's manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of Medizone's then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of Medizone's manufacturing processes would be successful, or that manufacturing or quality problems will not arise as Medizone initiates production of any products it might develop.


         In addition, some or all of Medizone's potential products, or products in which Medizone's sterilization technology may be incorporated, may be required to be manufactured in accordance with current FDA or other governmental agency manufacturing regulations. If the manufacturing facilities cannot pass a plant inspection by the FDA, the manufacturer's ability to manufacture the products will be adversely affected. There can be no assurance Medizone can successfully acquire manufacturing capacity on a profitable basis, or contract with another party on terms acceptable to Medizone, if at all.


         Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents. Medizone's success will depend, in large part, on its ability to obtain and enforce patents, maintain its trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Medizone's license rights depend in part upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect Medizone's business. Medizone intends to file additional patent applications (both United States and foreign), when appropriate, relating to its technologies, improvements to its technologies and for specific products it develops. There can be no assurance that any issued patents or pending patent applications of Medizone will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted thereunder will provide proprietary protection or competitive advantages to Medizone.


         The commercial success of Medizone will also depend, in part, on Medizone not infringing patents issued to others and not breaching any technology licenses upon which Medizone's products and services are based. It is uncertain whether any third party patents will require Medizone to alter its products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, Medizone may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance Medizone will be able to obtain any such licenses on commercially favorable terms, if at all. Medizone's breach of an existing license or its failure to obtain a license to any technology that it may require in order to commercialize its products may have a material adverse impact on Medizone's business, results of operations and financial condition. Further, litigation, which could result in substantial costs to Medizone, may also be necessary to enforce patents licensed or issued to Medizone or to determine the scope or validity of third party proprietary rights. If competitors of Medizone prepare and file patent applications in the United States that claim technology also claimed by Medizone, Medizone may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Medizone, even if the eventual outcome is favorable to Medizone. An adverse outcome could subject Medizone to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require Medizone to cease using such technology.


         Medizone also relies on secrecy to protect portions of its technology for which patent protection has not yet been pursued or which is not believed to be appropriate or obtainable in addition to any information of a confidential and proprietary nature relating to Medizone, including but not limited to its know-how, trade secrets, methods of operation, names and information relating to Medizone's vendors or suppliers and customer names and addresses. This technology includes technology that Medizone acquired from two parties in connection with, but separate from, the patented technology from Biozone, a portion of which Medizone has acquired and a portion of which it has obtained a license to use. There can be no assurance that Medizone's undivided ownership and/or license rights in such technology are enforceable.


         Medizone intends to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by confidentiality agreements with its employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that Medizone will have adequate remedies for any breach, whether Medizone's trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.


         We face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the pharmaceutical and related industries. We may not be successful in our efforts to compete with these companies. There can be no assurance Medizone's technology will have advantages over those of its competitors, which will be significant enough to cause users to adopt its use. The products in which Medizone's technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.


         Most of the companies currently producing products or using techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than Medizone. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than Medizone's technology.


         Medizone faces competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance Medizone's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than Medizone.


         Our business and our proposed business will subject us to the potential for product liability claims if people using our technology suffer bodily injury, including death. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us. The testing, marketing and sale of medical or clinical products and other products that may utilize Medizone's technology involve unavoidable risks. The use of any of Medizone's potential products in clinical or other tests or as a result of the sale of its products, or the use of its technology in products, may expose Medizone to potential liability resulting from the use of such products. Such liability may result from claims made directly from consumers or by regulatory agencies, companies or others selling such products. Medizone currently has no clinical trial or product liability insurance coverage, although it anticipates obtaining and maintaining appropriate insurance coverage as clinical or other development of its product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance Medizone will be able to obtain such insurance or, if it obtains such insurance, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect
Medizone against such liability. The obligation to pay any product liability claim in excess of whatever insurance Medizone is able to acquire, or the recall of any of its products (or the products incorporating Medizone's technology) could have a material adverse effect on Medizone's business, financial condition and future prospects.


         Our business activities may involve the use and storage of hazardous substances that are subject to government restrictions and regulation, increasing our potential liability to third parties and the cost of doing business in order to comply with applicable regulations. Medizone's research and development activities, and the application of Medizone's technology, may involve the controlled use of materials, substances or electro-magnetic radiation that may, if used or employed improperly, prove hazardous. Medizone believes, however, that its technology employs such potentially hazardous or toxic materials and substances in a manner that minimizes their adverse effects. Further, where such hazards are employed, Medizone intends to utilize appropriate detection equipment and take appropriate countermeasures in design, or in the test lab environment.


         We have only a limited staff and if we are to succeed in implementing our business plan we will need to engage and retain trained and qualified staff. There is no assurance that we will succeed in attracting the personnel needed to meet our needs. Medizone is dependent on the principal members of its scientific and management staff. In addition, Medizone anticipates that it will rely upon consultants and advisors to assist it in formulating its research and development strategies and operations. Retaining and attracting qualified personnel, consultants and advisors will be critical to Medizone's success. In order to pursue its product development and marketing plans, Medizone will be required to hire additional qualified scientific personnel, as well as personnel with expertise in clinical testing, governmental regulation, manufacturing and marketing. Expansion of product development and marketing are also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. Medizone faces competition for qualified individuals from numerous medical and clinical companies, universities and other research institutions. There can be no assurance Medizone will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.


         Medizone anticipates that any clinical development or other approval tests in which it participates will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that Medizone's academic collaborators will not be employees of Medizone. As a result, Medizone will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to Medizone's activities. Medizone's academic collaborators may have relationships with other commercial entities, some of which could compete with Medizone.


         It is not possible to predict the impact that future government regulatory activity might have on our business and the cost of compliance with future regulatory schemes may adversely affect our results of operations. Medizone currently anticipates that one or more of its potential products may constitute medical products. Recently, a series of legislative and regulatory proposals has been initiated with the aim of changing the United States health care system. While Medizone cannot predict whether any such legislative or regulatory proposals will be adopted, or the effect such proposals may have on its business if they are adopted, the pendency of such proposals could have a material adverse effect on Medizone's ability to raise capital, and the adoption of such proposals could have a material adverse effect on Medizone's business, financial condition and results of operations. Furthermore, Medizone's ability to develop, identify or commercialize its potential product portfolio (which includes medical and clinical applications) may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of Medizone's proposed products.


         You should consider this cautionary warning concerning forward-looking statements in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Medizone, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, Medizone's unprofitability and the continuing uncertainty of its profitability, Medizone's ability to develop and introduce new products, Medizone's lack of sales, marketing and distribution experience and anticipated dependence on third parties for such matters, the risks associated with obtaining governmental approval of Medizone's products, the highly competitive industry in which Medizone intends to operate and the rapid pace of technological change within those industries, the uncertainty of patent and proprietary technology protection and Medizone's reliance on such patent and proprietary technology (including reliance on technology licensed from third parties), changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for Medizone's products, Medizone's dependence on key employees, general economic and business conditions and other factors referenced above.


Item 2.           Properties


         Medizone's offices are located at 144 Buena Vista Ave., Stinson Beach, California. The offices are located temporarily in the home of Medizone's CEO, Edwin Marshall. When financial resources permit, Medizone intends to remain in the San Francisco Bay Area and lease office space that will allow for additional staffing. Medizone pays $100 a month for a storage area for Medizone's archives and pays or reimburses all telephone and related expenses incurred by or for Medizone.


Item 3.           Legal Proceedings


         None.


                                     Part II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters


         Medizone's shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.


         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of Medizone's common stock during each of the four calendar quarters of fiscal 2000 and 1999. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of Medizone's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                                Bid Price


                  Year              Calendar Period           High     Low

                  2000              First Quarter             $0.80    $0.16
                                    Second Quarter            $0.66    $0.27
                                    Third Quarter             $0.52    $0.30
                                    Fourth Quarter            $0.41    $0.14

                  1999              First Quarter             $0.10    $0.07
                                    Second Quarter            $0.17    $0.07
                                    Third Quarter             $0.20    $0.13
                                    Fourth Quarter            $0.13    $0.08


         As of April 4, 2001, there were approximately 3,839 holders of record of Medizone's common stock, and approximately 4,511 beneficial owners.


         Medizone has never paid cash dividends on its common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including Medizone's earnings, capital needs and general financial condition. To date Medizone has had no revenues or earnings. Medizone does not believe that it has any immediate prospect of earnings.
However, Medizone anticipates that in the foreseeable future, it will follow a policy of retaining earnings, if any, to finance research and development.

Item 6.           Management's Discussion and Analysis or Plan of Operation


Results of Operations


         From its inception in January 1986, Medizone has been a development stage company primarily engaged in research into the medical uses of ozone. Medizone has not generated, and cannot predict when or if it will generate, revenues or sufficient cash flow to fund its continuing operations.


         Medizone  has had no  sales.  In 1999,  Medizone  had no  revenues.  In
January  2000,   Medizone  received  payment  of  $415,869  under  an  order  of restitution entered against its former President and CEO, Joseph Latino.


         The company spent $170,000 for research and development in 2000, compared to $75,000 in 1999. Since inception Medizone has spent a total of $2,577,853 for research and development.


         General and administrative expenses were $787,610 in 2000, compared to $198,308 in 1999. These expenses include professional fees, payroll, insurance costs and travel expenses.


         Notes payable totaled $280,491 in 2000, compared to $280,491 in1999. Interest expense on these obligations totaled $22,439 in 2000, compared to $22,439 in 1999.


Liquidity and Capital Resources


         At December 31, 2000, Medizone had a working capital deficiency of $989,548 and a stockholders' deficiency of $974,571 compared to a working capital deficiency of $1,198,518 and stockholders' deficiency of $1,192,850 in 1999.


         Medizone will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of Medizone's securities.


Recent Developments

         Subsequent to the year-end, we funded operations through the sale of securities as follows.

         On February 16, 2001, we sold 500,000 shares of common stock to an accredited investor at a price of $0.20 per share, or gross proceeds of $100,000. In connection with this sale, we also issued to the investor warrants to purchase an additional 1,000,000 shares of stock at $0.20 per share. The warrants expire in two years.

On March 21, 2001, we sold 200,000 shares of common stock to an accredited investor at $0.15 per share, or gross proceeds of $30,000. We also granted the investor warrants to purchase 400,000 shares of stock at $0.15 per share, exercisable over a two-year term.

                                    Part III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following table contains information concerning the directors and executive officers of Medizone as of March 30, 2001.


Name                       Age      Position


Edwin G. Marshall          58        Chairman of the Board, CEO


Gerard V. Sunnen           58        Director, President


Richard G. Solomon         58       Director


Jill C. Marshall           49       Chief Operating Officer, Corporate Secretary


Kevin R. Andersen          49        Chief Financial Officer


         Edwin G. Marshall became Chairman of the Board & Chief Executive Officer in April 1998 and has been with Medizone since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business interests in the ownership of a real estate brokerage, a vacuum forming business in the plastics industry, an industrial computer controls company, and an automobile and truck dealership. Since 1992 he has concentrated on his own investments, and since 1997 devoted substantially all of his time to management responsibilities with Medizone.


         Gerard V. Sunnen, M.D. became a Director of Medizone in June 1997, Director of Research in 1997 and President in 1998. He graduated from Rutgers University in 1963 and from the medical school of the State University of New York, Downstate, in 1967. Dr. Sunnen has practiced psychiatric medicine since his graduation from medical school and has taught clinical psychiatry at New York University Medical Center since 1977, where he is now an Associate Clinical Professor of Psychiatry. He is currently a consultant to several organizations and companies, including the Institute for Behavior Therapy and the Training Institute for Mental Health Practitioners in New York. He is a member of the American Psychiatric Association, the American Society of Clinical Hypnosis, the International Association of Emergency Psychiatry, of which he is Honorary President, and the World Psychiatric Association, where he is currently Vice President of the Section for Emergency Psychiatry. He received the Chevalier de l'Ordre du Merite from the French government in 1990 for his work in assisting members of the French community in New York. Dr. Sunnen has written and lectured extensively on psychiatric medicine and medical hypnosis. Dr. Sunnen has also written on the medical applications of ozone.


         Richard Garrett Solomon, Director and Executive Officer of Medizone New Zealand Limited, a partially owned subsidiary of Medizone. Mr. Solomon first invested in Medizone in 1992. In 1995, Medizone New Zealand was formed as a 50/50-owned joint venture owned by Mr. Solomon and Medizone. Between January 1996 and February 1997, Mr. Solomon was a director of Medizone. He was reappointed to the board of directors to replace Dr. William Hitt in May 2000. Mr. Solomon received a Bachelor of Commerce (University of Otago), Diploma of Business and Industrial Administration (University of Auckland), and he is an Associate Chartered Accountant. Mr. Solomon's career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited. He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc.


         Jill C. Marshall, NMD has been the Chief Operating Officer, Corporate Secretary, and Director of Investor Relations of Medizone since April 1998. Dr. Marshall is the recipient of a Doctor of Naturopathic Medicine degree from The Southern College of Naturopathic Medicine and a Bachelor of Arts degree from California State University at Long Beach majoring in Sociology and Health Education. She brings a successful background in Naturopathic healing, teaching, sales training and marketing to Medizone with 20 years experience working in corporate environments. Dr. Marshall's previous sales and marketing clients include: Foundation Health, Plus Financial, Principal Financial Group, Paul Revere Companies, Discovery Toys, Lotus Development, Pacific Bell, PG&E and Blue Shield of California. Dr. Marshall is the wife of Ed Marshall, Medizone's CEO.


         Kevin R. Andersen, CPA, MS, was appointed Chief Financial Officer in November 1998. Mr. Andersen is a partner in Andersen, Andersen & Strong L.C., Certified Public Accountants, who previously served as Medizone's auditors for the past four years ended December 31, 1997. Mr. Andersen has a Master of Science in Taxation (graduating Phi Kappa Phi) from UNLV and a Bachelor of Science in Accountancy from the University of Utah. His professional experience includes work as a Senior Tax Manager with the national accountancy firm of Laventhol & Horwath, working in their Las Vegas office and National Tax Department in Washington, D.C.


Item 10.          Executive Compensation

     The following Summary Compensation Table shows compensation paid by the Company to the Chief Executive Officer of the Company for each of the past 2 years. No officer of the Company was paid more than $100,000 during 1999.

                           Summary Compensation Table

                                                                  Long-Term
                                                                  Compensation
                                      Annual Compensation             Awards
Name and Principal
Position                   Year     Salary           Bonus        Options (#)

Edwin G. Marshall         2000     $99,166 (1)       $    0          0
Chairman and CEO          1999     $     0 (2)       $    0          0
                          1998     $75,000 (3)       $    0          0


(1) The board of directors established the CEO's compensation package for year 2000 to be $170,000. However, cash flow did not provide sufficient funds to pay all of the accrued salary. The company remains indebted to the CEO for the balance of the compensation payable in 2000.


(2) No cash compensation was paid in 1999. In January 2000, the board of directors authorized the issuance of 750,000 shares of common stock, valued at $.175 per share, as payment of compensation for calendar year 1999.


(3) In 1998, the board of directors authorized and caused the issuance of 1,500,000 shares of common stock, valued at $.05 per share, as payment of compensation for Mr. Marshall's services as CEO. The shares of common stock issued in 2000 and in 1998 were valued at the closing price of Medizone's common stock as reported by the OTC Bulletin Board on the dates of issue.


Employment Contracts and Termination of Employment Arrangements


         Medizone has no employment agreements with any employee at this time.


Compensation Committee Interlocks and Insider Participation


         Medizone's board of directors does not have a compensation committee. The board of directors determines matters concerning the compensation of executive officers.


Item 11.          Security Ownership of Certain Beneficial Owners and Management


         The following table contains information as of April 4, 2001, regarding beneficial stock ownership of (i) all persons known to Medizone to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and each person who served at any time during fiscal year 2000 as CEO of Medizone, and (iii) officers and directors of Medizone at December 31, 2000 as a group. Each of the persons in the table below has sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

                                         Number of Shares        Percent of
Name and Address                        Beneficially Owned    Outstanding Shares

Edwin G. Marshall                            12,123,373 (1)           7.7%
Chairman of the Board,
Chief Executive Officer
P.O. Box 742
Stinson Beach, CA 94970

Gerard V. Sunnen, MD                          3,779,462                2.4%
Board Member
President and Director of Research
200 East 23rd Street
New York, NY 10016

Richard G. Solomon                            7,199,001 (2)             4.6%
Board Member, Medizone International
Director, Medizone New Zealand, Ltd.
77 Seaview Road
Remuera, Auckland 1005
New Zealand

Jill C. Marshall, ND                         12,123,373 (3)            7.7%
Chief Operating Officer,
Corporate Secretary
P.O. Box 742
Stinson Beach, CA 94970

Kevin Andersen                                  145,000 (4)             *
Chief Financial Officer
8760 Hidden Oak Drive
Salt Lake City, UT 84121

All Officers and Directors                   23,246,836               15.0%
as a Group  (5 persons):

* Less than 1%.

         (1) Amount indicated includes (i) 920,000 shares owned of record by Jill Marshall, Mr. Marshall's wife and the COO, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,079,366 shares owned directly by Mr. Marshall, and (iv) 187,500 shares held in street name.

         (2) Amount indicated includes combined holdings of Mr. Solomon individually and of Solwin Investments Ltd.

         (3) Amount indicated includes (i) 920,000 shares owned of record, (ii) 4,936,507 shares owned by Sand Dollar, of which her husband is the general partner, (iii) 6,079,366 shares owned by Ed Marshall, Mrs. Marshall's husband, and (iv) 187,500 shares held in street name.

         (4)      All  shares  held  in the  name of Mr. Andersen's  wife, Debra
Andersen.

         (5)      Based on a total of 154,615,798 shares outstanding.

Compliance with Section 16(a) of The Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the company's officers and directors, and persons who beneficially own more than 10% of a registered class of the company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a). The company is not aware of any transactions in its common stock by or on behalf of any director, executive officer or 10%-holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1999, that was not timely filed with the Commission.


Item 12. Certain Relationships and Related Transactions


         In June 1997, the company issued warrants to The Sand Dollar Solution to purchase an aggregate of 73,333,333 shares of common stock in connection with funding arranged or provided by Sand Dollar. Sand Dollar purchased 5,714,286 shares of common stock upon exercise of part of the warrants, at a price of $.07 per share, for a total purchase price of $400,000.


         In 1998, Sand Dollar exercised warrants to purchase a total of 857,142 shares of common stock at $.07 per share, or a total of $60,000.


         In 1999, Sand Dollar exercised warrants to purchase a total of 936,507 shares of common stock at $.07 per share, or a total of $65,555.


         In January 2000, Sand Dollar exercised warrants to purchase 3,142,857 shares of common stock at $.07 per share, or a total of $220,000. In April 2000, warrants for the purchase of 37,682,540 shares of common stock at prices ranging from $0.07 per share to $0.15 per share expired. An affiliate of Sand Dollar continues to hold warrants for the purchase of 25,000,000 shares at $0.20 per share, which expire on May 31, 2001.


         The shares issued upon exercise of the Sand Dollar warrants were not registered under the Securities Act of 1933 in reliance upon exemptions from registration, including those created by the safe harbor provisions of Regulation D under the Act for offerings made solely to accredited investors. The shares are "restricted shares" as that term is defined under the Act and the transfer and sale of the shares is therefore subject to the limitations and restrictions imposed by the federal and state securities laws applicable to shares issued in private or non-public sales of securities.


Item 13.          Exhibits and Reports on Form 8-K

(a)       Exhibits


         Number     Description


         2         Agreement and Plan of Reorganization dated March 12, 1986 (2)


         3.1       Articles of Incorporation of Company (2)


         3.2       Bylaws (2)


         3.3       Articles of Amendment to Company's Articles of Incorporation
                   (3)


         10.1      Patent Agreement, dated February 26, 1987. (3)


         10.2 Assignment of Distributor Agreement by Terrence O. McGrath to Medizone Delaware, dated February 4, 1986, and Distributor Agreement between Terrence O. McGrath and Dr. J. Hansler GmbH, dated September 25, 1985 (3)


         10.3 Letter confirmation and Protocol, dated June 2, 1986, with regard to research to be conducted by the State University of New York at Syracuse (2)

         10.4 Consulting Agreement between P.J. Watrous & Co., Inc. and Medizone (2)


         10.5      Consulting Agreement between Jeffrey Freed, MD, PC and
                   Medizone (2)


         10.6      Consulting Agreement between Joseph Latino and Medizone (2)


         10.7      Consulting Agreement between Susan Golden, RN and Medizone
                   (2)


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


         10.36 Agreement made as of January 1, 1995 between Medizone International, Inc. and Arthur P. Bergeron (11)


         10.37 Agreement made as of January 1, 1995 between Medizone International, Inc. and Giacomo C. DiGiorgio, MD (11)


         10.38     Lease  Agreement  between  Medizone  International,  Inc.
                   and Benabi Realty, made on September 27, 1991, as extended, January 17, 1995 (11)


         10.39     Agreement  for Sale and  Purchase of Shares in  Medizone  New
                   Zealand  Limited  between    Richard G. Solomon and Medizone
                   International, Inc., dated June 22, 1995 (12)


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


         10.44 Agreement between Medizone International, Inc. and Multiossigen S.r.l., dated as of September 13, 1996 (14)


         10.45 Agreement between Medizone International, Inc. and JRH Biosciences, Inc., dated April 17, 1997 (15)


         10.46 Lease Agreement between Medizone International Inc. and Eagle Overlook, L.C., made on September 23, 1997 (16)


         16        Letter re: change in certifying accountants (17)





(1) Incorporated by reference to Medizone's annual report on form 10-K for the year ended December 31, 1998.

(2)      Incorporated  by  reference  to  Medizone's   registration   statement
         on  Form  S-18  (Registration  No. 2-93277-D), effective May 14, 1985.


(3) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1986.


(4) Incorporated by reference to Medizone's current report on Form 8-K, filed March 13, 1987.


(5) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1987.


(6) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1988.


(7) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1989.


(8) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1990.


(9) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1992.


(10) Incorporated by reference to Medizone's current annual report on Form 8-K dated September 8, 1993.


(11) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1994.


(12) Incorporated by reference to Medizone's current annual report on Form 8-K, dated June 22, 1995.


(13) Incorporated by reference to Medizone's annual report on Form 10-K for the period ended December 31, 1995.


(14) Incorporated by reference to Medizone's current report on Form 8-K, dated October 17, 1996.


(15) Incorporated by reference to Medizone's current report on Form 8-K, dated May 5, 1997.


(16) Incorporated by reference to Medizone's current report on Form 8-K dated September 24, 1997.

(b)      Reports on Form 8-K.




         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIZONE INTERNATIONAL, INC.


                                By:   /s/ Edwin G. Marshall
                                   --------------------------------------------
                                Edwin G. Marshall
                Chairman of the Board and Chief Executive Officer

Date: April 12, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


Date: April 12, 2001              /s/ Edwin G. Marshall
                                ------------------------------------------------
                                Edwin G. Marshall, Chief Executive Officer and Director


Date: April 12, 2001              /s/ Gerard V. Sunnen
                                ------------------------------------------------
                                Gerard V. Sunnen, President and Director


Date: April 12, 2001            /s/ Kevin R. Andersen
                                ------------------------------------------------
                                Kevin R. Andersen, Chief Financial Officer and
                                Principal Accounting Officer

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report.................................................. 3

Consolidated Balance Sheet.................................................... 4

Consolidated Statements of Operations......................................... 6

Consolidated Statements of Stockholders' Equity (Deficit) .................... 7

Consolidated Statements of Cash Flows.........................................15

Notes to the Consolidated Financial Statements................................17

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiary
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception on January 31, 1986 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception on January 31, 1986 through December 31, 2000, in conformity with generally accepted accounting principles.

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

As discussed in Note 8 to the consolidated financial statements, an error was discovered by management of the Company during the current year regarding the valuation of several options granted in 1999 which resulted in the understatement of previously reported amounts in Additional Paid-in Capital and Accumulated Deficit as of December 31, 1999 and an understatement of the net loss for the year ended December 31, 1999. An adjustment has been made to the above mentioned accounts to correct the error.



HJ & Associates, LLC
Salt Lake City, Utah
April 7, 2001

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                               December 31,
                                                                2000

CURRENT ASSETS

   Cash and cash equivalents                              $           2,368
                                                          -----------------

     Total Current Assets                                             2,368
                                                          -----------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                         14,977
                                                          -----------------

OTHER ASSETS

   Receivable from affiliate, net (Note 1)                           -
                                                          -----------------

     Total Other Assets                                              -
                                                          -----------------

     TOTAL ASSETS                                         $          17,345
                                                          =================



              The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                              December 31,
                                                                               2000

CURRENT LIABILITIES

   Accounts payable                                                      $         339,774
   Accrued expenses (Note 3)                                                       371,651
   Notes payable (Note 6)                                                          280,491
                                                                         -----------------

     Total Current Liabilities                                                     991,916
                                                                         -----------------

     Total Liabilities                                                             991,916
                                                                         -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001 par value,
    153,915,798 shares issued and outstanding                                      153,916
   Additional paid-in capital                                                   15,201,661
   Deficit accumulated during the development stage                            (16,330,148)
                                                                         -----------------

     Total Stockholders' Equity (Deficit)                                         (974,571)
                                                                         -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $          17,345
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                       From
                                                                                                   Inception on
                                                                                                    January 31,
                                                                   For the Years Ended             1986 Through
                                                                      December 31,                  December 31,
                                                        --------------------------------------
                                                               2000               1999                 2000
                                                        ------------------  ------------------  ------------------
                                                                                 (Restated)

REVENUE                                                 $                -  $                -  $          133,349
                                                        ------------------  ------------------  ------------------

EXPENSES

   Cost of sales                                                         -                   -             103,790
   Research and development                                        170,000              75,000           2,577,853
   General and administrative                                      787,610             198,308          12,116,482
   Expense on extension of warrants (Notes 5 and 8)              1,743,468             123,389           1,866,857
   Bad debt expense                                                      -                   -              48,947
   Depreciation and amortization                                     5,621               1,945              33,019
                                                        ------------------  ------------------  ------------------

     Total Expenses                                              2,706,699             398,642          16,746,948
                                                        ------------------  ------------------  ------------------

     Loss from Operations                                       (2,706,699)           (398,642)        (16,613,599)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Minority interest in loss                                             -                   -              26,091
   Other income                                                          -                   -              19,780
   Gain on sale of subsidiary (Note 1)                                   -                   -             208,417
   Interest expense                                                (22,439)            (22,439)           (865,575)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (22,439)            (22,439)           (611,287)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE EXTRAORDINARY
 ITEMS                                                          (2,729,138)           (421,081)        (17,224,886)
                                                        ------------------  ------------------  ------------------

EXTRAORDINARY ITEMS

   Lawsuit settlement (Note 4)                                     415,000                   -             415,000
   Debt forgiveness  (Note 4)                                      127,000              61,510             479,738
                                                        ------------------  ------------------  ------------------

     Total Extraordinary Items                                     542,000              61,510             894,738
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $       (2,187,138) $         (359,571) $      (16,330,148)
                                                        ==================  ==================  ==================

BASIC INCOME (LOSS) PER SHARE

   Loss from operations                                 $            (0.01) $            (0.00)
   Extraordinary items                                                0.00                0.00
                                                        ------------------  ------------------

     Basic Income (Loss) Per Share                      $            (0.01) $            (0.00)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                         154,371,805         149,255,666
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                Common Stock                        Additional       During the
                                             --------------------------------------------------      Paid-in        Development
                                                  Shares           Amount          Subscribed        Capital           Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, January 31, 1986 (inception)                      -  $             -   $            -   $            -    $            -

Initial capitalization of Medizone -
 Nevada at $0.03 per share                         5,500,000            5,500                -          150,128                 -

Common shares issued in acquisition
 of Medizone - Delaware (Note 1)                  37,500,000           37,500                -          (37,500)                -

Common stock issued for services
 rendered in July 1986 at $0.10
 per share                                            50,000               50                -            4,950                 -

Common stock issued in conversion
 of warrants during 1986 at $0.10
 per share                                         7,814,600            7,815                -          773,645                 -

Stock issuance costs                                       -                -                -         (105,312)                -

Net loss for the year ended
 December 31, 1986                                         -                -                -                -          (796,068)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1986                        50,864,600           50,865                -          785,911          (796,068)

Common stock issued upon exercise
 of warrants in January 1987 at $0.10
 per share                                             2,600                2                -              257                 -

Common stock issued for patent in
 March 1987 at $0.69 per share                     1,000,000            1,000                -          692,750                 -

Common stock issued for cash in
 June 1987 at an average price of
 $0.16 per share                                     950,000              950                -          149,050                 -

Common stock issued for services
 in June and July 1987 at an
 average price of $0.12 per share                    203,167              203                -           24,314                 -

Common stock issued through
 exercise of options in August 1987
 at $1.75 per share                                  250,000              250                -          437,250                 -

Net loss for the year ended
 December 31, 1987                                         -                -                -                -        (2,749,400)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1987                        53,270,367  $        53,270   $            -   $    2,089,532   $    (3,545,468)
                                             ---------------  ---------------   ---------------  ---------------   ---------------




        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                              Common Stock                          Additional       During the
                                             -------------------------------------------------       Paid-in        Development
                                                  Shares          Amount           Subscribed        Capital           Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1987                        53,270,367  $        53,270   $            -   $    2,089,532    $   (3,545,468)

Common stock issued through exercise
 of options in January 1988 at $0.50
 per share                                           200,000              200                -           99,800                 -

Common stock issued for cash in
 September 1988 at $0.08 per share                 1,000,000            1,000                -           79,000                 -

Common stock issued for services
 at an average price of $0.23
 per share                                            35,000               35                -            7,965                 -

Additional capital contributed                             -                -                -          174,126                 -

Net loss for the year ended
 December 31, 1988                                         -                -                -                -          (714,347)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1988                        54,505,367           54,505                -        2,450,423        (4,259,815)

Common stock issued for services
 at an average price of $0.18 per
 share                                               261,889              262                -           46,363                 -

Common stock issued for cash at
 an average price of $0.05 per share               5,790,000            5,790                -          285,710                 -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.12 per share               4,749,532            4,750                -          578,978                 -

Common stock issued upon exercise
 of options at $0.16 per share                       375,000              375                -           59,125                 -

Net loss for the year ended
 December 31, 1989                                         -                -                -                -          (862,051)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1989                        65,681,788  $        65,682   $            -   $     3,420,599   $   (5,121,866)
                                             ---------------  ---------------   ---------------  ---------------   ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                               Common Stock                         Additional       During the
                                             -------------------------------------------------       Paid-in        Development
                                                  Shares          Amount           Subscribed        Capital           Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1989                        65,681,788  $        65,682   $            -   $    3,420,599    $   (5,121,866)

Common stock issued for services
 at $0.10 per share                                  880,000              880                -           87,120                 -

Common stock issued for cash at an
 average price of $0.04 per share                  4,250,000            4,250                -          175,250                 -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.06 per share               2,422,727            2,423                -          137,577                 -

Additional capital contributed                             -                -                -          100,000                 -

Net loss for the year ended
 December 31, 1990                                         -                -                -                -          (606,309)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1990                        73,234,515           73,235                -        3,920,546        (5,728,175)

Common stock issued for cash at an
 average price of $0.07 per share                  4,366,667            4,366                -          305,634                 -

Common stock issued for services
 at an average price of $0.17 per
 share                                               425,000              425                -           72,075                 -

Common stock issued through
 exercise of options at an average
 price of $0.45 per share                            450,000              450                -          204,050                 -

Additional capital contributed                             -                -                -            5,000                 -

Net loss for the year ended
 December 31, 1991                                         -                -                -                -        (1,220,152)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1991                        78,476,182  $        78,476   $            -   $    4,507,305    $   (6,948,327)
                                             ---------------  ---------------   ---------------  ---------------   ---------------



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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                               Common Stock                        Additional       During the
                                             -------------------------------------------------      Paid-in         Development
                                                  Shares         Amount            Subscribed       Capital            Stage
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                              Common Stock                          Additional       During the
                                             -------------------------------------------------       Paid-in        Development
                                                Shares           Amount            Subscribed        Capital           Stage
                                             ---------------  ---------------   --------------   ---------------   ---------------

Balance, December 31, 1993                        88,648,902  $        88,649   $        2,619   $    6,279,884   $    (9,196,610)

Common stock issued for services
 at $0.10 per share                                1,431,590            1,431                -          141,727                 -

Common shares subscribed for at
 $0.10 per share                                           -                -            9,552          945,682                 -

Common shares subscribed for as
 cancellations of indebtedness at
 $0.10 per share                                           -                -              417           41,234                 -

Common shares subscribed for as
 cancellation of indebtedness at
 $0.18 per share                                           -                -           11,250        2,022,379                 -

Issuance of subscribed stock                      10,384,900           10,385          (10,385)               -                 -

Issuance of shares in recognition
 of disparity in purchase price in
 offering                                          1,125,834            1,126                -           (1,126)                -

Prior period adjustment (Note 8)                           -                -                -                -           219,422

Net loss for the year ended
 December 31, 1994                                         -                -                -                -        (1,126,315)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1994                       101,591,226  $       101,591   $       13,453   $    9,429,780    $  (10,103,503)
                                             ---------------  ---------------   ---------------  ---------------   ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                               Common Stock                        Additional        During the
                                             --------------------------------------------------      Paid-in        Development
                                                  Shares          Amount           Subscribed        Capital           Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1994                       101,591,226  $       101,591   $       13,453   $    9,429,780       (10,103,503)

Redeemable common shares
 converted to common stock (Note 9)                  200,000              200                -           39,800                 -

Common stock issued for services
 at $0.10 per share                                2,050,000            2,050                -          202,950                 -

Issuance of subscribed stock                      17,524,860           17,524          (17,524)               -                 -

Cancellation of common shares                     (1,242,727)          (1,242)               -          (70,563)                -

Common shares subscribed for at
 $0.10 per share                                           -                -            9,118          902,707                 -

Prior period adjustment (Note 8)                           -                -                -                -            71,806

Additional capital contributed                             -                -                -           50,000                 -

Net loss for the year ended
 December 31, 1995                                         -                -                -                -        (1,081,027)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1995                       120,123,359          120,123            5,047       10,554,674       (11,112,724)

Common stock issued for cash
 at $0.10 per share                                  100,000              100                -            9,900                 -

Common stock issued for services
 at $0.10 per share                                1,415,875            1,416                -          140,171                 -

Issuance of subscribed stock                       8,412,379            8,413           (8,413)               -                 -

Common shares subscribed for
 at $0.11 per share                                        -                -            6,456          718,991                 -

Net loss for the year ended
 December 31, 1996                                         -                -                -                -        (1,329,395)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1996                       130,051,613  $       130,052   $        3,090   $   11,423,736    $  (12,442,119)
                                             ---------------  ---------------   ---------------  ---------------   ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                               Common Stock                        Additional       During the
                                             --------------------------------------------------      Paid-in        Development
                                                  Shares           Amount          Subscribed        Capital           Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1996                       130,051,613  $       130,052   $        3,090   $   11,423,736    $  (12,442,119)

Issuance of subscribed stock                       3,089,680            3,090           (3,090)               -                 -

Common shares subscribed for
 at $0.07 per share                                        -                -            5,714          394,287                 -

Common stock issued for services
 at $0.10 per share                                3,746,336            3,746                -          370,886                 -

Net loss for the year ended
 December 31, 1997                                         -                -                -                -          (775,559)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1997                       136,887,629          136,888            5,714       12,188,909       (13,217,678)

Common stock issued through
 exercise of warrants at $0.07
 per share                                           857,142              857                -           59,143                 -

Common stock issued in lieu of
 debt at $0.05 per share                             864,747              865                -           42,372                 -

Issuance of subscribed stock                       5,714,286            5,714           (5,714)               -                 -

Cancellation of common shares                       (630,000)            (630)               -              630                 -

Common stock issued for services
 at $0.05 per share                                3,465,000            3,465                -          169,786                 -

Common stock issued for services
 at $0.09 per share                                  750,000              750                -           63,785                 -

Common stock issued in lieu of
 debt at $0.09 per share                             967,630              967                -           82,214                 -

Common stock issued for services
 at $0.08 per share                                   50,000               50                -            3,700                 -

Net loss for the year ended
 December 31, 1998                                         -                -                -                -          (565,761)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1998                       148,926,434  $       148,926   $            -   $   12,610,539    $  (13,783,439)
                                             ---------------  ---------------   ---------------  ---------------   ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                               Common Stock                        Additional        During the
                                             --------------------------------------------------     Paid-in          Development
                                                  Shares           Amount          Subscribed       Capital            Stage
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1998                       148,926,434  $       148,926   $            -   $   12,610,539    $  (13,783,439)

Common stock issued for services
 at $0.07 per share                                   25,000               25                -            1,725                 -

Common stock issued through exercise
 of warrants at $0.07 per share                      936,507              937                -           64,618                 -

Additional expense for extension of
 warrants below market value - restated                    -                -                -          123,389                 -

Net loss for the year ended
 December 31, 1999 - restated                              -                -                -                -          (359,571)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1999                       149,887,941         149,888                 -       12,800,271       (14,143,010)

Common stock issued through
 exercise of warrants at $0.07 per share           3,142,857            3,143                -          216,857                 -

Common stock issued for debt at
 $0.11 per share                                   2,020,000            2,020                -          220,180                 -

Common stock issued for debt at
 $0.147 per share                                     95,000               95                -           13,905                 -

Common stock issued for services
 at $0.175 per share                                 350,000              350                -           60,900                 -

Common stock issued for debt at
 $0.20 per share                                      20,000               20                -            3,980                 -

Common stock issued for debt at
 $0.55 per share                                     100,000              100                -           54,900                 -

Cancellation of common stock                      (2,000,000)          (2,000)               -            2,000                 -

Common stock issued for services
 at $0.285 per share                                 300,000              300                -           85,200                 -

Additional expense for extension of
 warrants below market value                               -                -                -        1,743,468                 -

Net loss for the year ended
 December 31, 2000                                         -                -                -                -        (2,187,138)
                                             ---------------  ---------------   ---------------  ---------------   ---------------

Balance, December 31, 2000                       153,915,798  $       153,916   $            -   $   15,201,661    $  (16,330,148)
                                             ===============  ===============   ===============  ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                      From
                                                                                                  Inception on
                                                                      For the Years Ended          January 31,
                                                                          December 31,            1986 Through
                                                              ---------------------------------   December 31,
                                                                  2000              1999              2000
                                                              ---------------   ---------------  ---------------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $    (2,187,138)  $      (359,571) $   (16,330,148)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                      5,621             1,945           33,019
     Stock issued for services                                        146,750             1,750        3,015,916
     Expense for extension of warrants below market value           1,743,468           123,389        1,866,857
     Bad debt expense                                                       -                 -           48,947
     Minority interest in loss                                              -                 -          (26,091)
     Loss on disposal of assets                                             -                 -          693,752
     Gain on settlement of debt                                      (127,000)          (61,510)        (188,510)
     Gain on Court ordered restitution                               (415,000)                -         (415,000)
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                          -                 -          (48,947)
     Increase (decrease) in accounts payable                           23,604           (13,252)         714,854
     Increase (decrease) in accrued expenses                          187,606           238,439          774,673
                                                              ---------------   ---------------  ---------------

       Net Cash Used by Operating Activities                         (622,089)          (68,810)      (9,860,678)
                                                              ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Organization costs                                                       -                 -           (8,904)
   Purchase of fixed assets                                           (14,931)                -          (39,090)
                                                              ---------------   ---------------- ---------------

       Net Cash Used by Investing Activities                          (14,931)                -          (47,994)
                                                              ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from lawsuit settlement                                   415,000                 -          415,000
   Principle payments on notes payable                                      -                 -         (192,774)
   Cash received from notes payable                                         -                 -        1,106,518
   Capital contributions                                                    -                 -          421,847
   Stock issuance costs                                                     -                 -         (105,312)
   Increase in minority interest                                            -                 -           14,470
   Issuance of common stock for cash                                  220,000            65,555        8,251,291
                                                              ---------------   ---------------  ---------------

       Net Cash Provided by Financing Activities                      635,000            65,555        9,911,040
                                                              ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                        (2,020)           (3,255)           2,368

CASH AT BEGINNING OF PERIOD                                             4,388             7,643                -
                                                              ---------------   ---------------  ---------------

CASH AT END OF PERIOD                                         $         2,368   $         4,388  $         2,368
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)




                                                                                                      From
                                                                                                  Inception on
                                                                      For the Years Ended          January 31,
                                                                         December 31,             1986 Through
                                                              ---------------------------------   December 31,
                                                                 2000              1999              2000
                                                              ---------------   ---------------  ---------------
                                                                                 (Restated)

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                   $             -   $             -  $        26,483
   Income taxes                                               $             -   $             -  $             -

NON-CASH FINANCING ACTIVITIES:

   Stock issued for services                                  $       146,750   $         1,750  $     3,015,916
   Stock issued for conversion of debt                        $       295,200   $             -  $     4,071,493
   Stock issued for license agreement and patent              $             -   $             -  $       693,752


        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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


                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

                                                                                    Medizone            Medizone
                                                                                    International,      New Zealand
                                                                                    Inc.                Limited
                                                                             ------------------- --------------------

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

              Pursuant to Emerging Issued Task Force Statement No. 89-7, the
              Company recognized   a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 2000.

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



                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Basic Loss Per Share (Continued)

                                                   For the Years Ended
                                                     December 31,
                                          --------------------------------------
                                                2000               1999
                                          ------------------  ------------------
                                                                  (Restated)

              Numerator (net loss)       $       (2,187,138) $         (359,571)

              Denominator (weighted
               average number of
               shares outstanding)              154,371,805         149,255,666

              Loss per share             $            (0.01) $            (0.00)

 .             Common stock equivalents, consisting of warrants and options, have
              not  been  included  in  the   calculation   as  their  effect  is
              antidilutive for the periods presented.

              g.  Change in Accounting Principle

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Change in Accounting Principle (Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements

              h.  Property and Equipment

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

              i.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 2000.

              j.  Provision for Taxes

              At  December  31,  2000,   the  Company  had  net  operating  loss
              carryforwards of $14,300,000 that may be offset against future taxable income through 2020. If substantial change sin the Company's ownership should occur, thee would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2000               1999
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $          831,112  $          136,637
              change in valuation allowance                                           (831,112)           (136,637)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              Deferred tax assets at December 31, 2000 and 1999 are comprised of the following:

                                                                                   2000               1999
                                                                            ------------------  ------------------

              Net operating loss carryforwards                              $        5,434,000  $        4,602,888
              Valuation allowance                                                   (5,434,000)         (4,602,888)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n.  Stock Options and Warrants

              The  Company  applies  Accounting  Principles  Board  ("APB")  25,
              "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

              Under the provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been unchanged from the reported net loss.

              However, under the provisions of SFAS No. 123, the Company recorded additional expense of $1,743,468 and $123,389 for the years ended December 31, 2000 and 1999 as a result of warrants granted to non-employees based upon the Black-Scholes pricing model. Under the Black-Scholes method, the U.S. Treasury rate was used as the risk-free interest rate, the expected life of the warrants was 3 months to one year, the volatility used was based upon the historical price per share of shares sold, and there were no expected dividends.

              o.  Patents

              In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              o.  Patents (Continued)

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

              p.  Revenue Recognition Policy

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2000:

              Office equipment                       $           19,249
              Furniture and fixtures                              6,307
                                                     ------------------

                                                                 25,556
              Accumulated depreciation                          (10,579)
                                                     ------------------

              Net property and equipment            $            14,977
                                                    ===================

              Depreciation expense for the years ended December 31, 2000 and 1999 was $5,621 and $1,945, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 2000:

              Accrued payroll                       $           196,250
              Accrued interest                                  171,484
              Accrued payroll taxes                               3,917
                                                    -------------------

                           Total                    $           371,651
                                                    ===================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              On December 3, 1999, the Company filed a complaint in the Third District Court of Salt Lake County, Utah against its former Chief Financial Officer. Among other things, the compliant filed by the Company sought a declaration from the Court regarding the enforceability of the former officer's employment contract, the right of the Company to terminate his employment and other relief. A settlement was agreed upon, under the terms of which the Company agreed to withdraw its compliant with prejudice and the former officer waived any further claim for wages or other compensation under his employment agreement. In addition, the former officer consented to the cancellation of 2,000,000 shares of common stock issued to him in prior years. On April 6, 2000, the Company settled this matter by paying its former Chief Financial Officer $35,000 and the Company received the 2,000,000 shares of common stock back for cancellation. The Company recognized a $137,000 gain on settlement of debt due to the fact that at the time of settlement, the Company had accrued $162,000 of debt to the former Chief Financial Officer.

              In January of 2000, the Company received $415,000 from its former President and Chief Executive Officer who was under an order of restitution from the State of New York.

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

              On March 26, 1986, Medizone-Nevada issued 37,500,000 shares of common stock, representing 87.2% of the then outstanding shares, to the stockholders of Medizone- Delaware, including two officers and directors, in exchange for all of the shares of Medizone-Delaware. The costs of the transactions were offset against paid-in capital.

              In July 1986, the Company issued 50,000 shares of common stock to individuals for services rendered.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              During 2000, the Company issued 3,142,857 shares of common stock through the exercise of outstanding warrants at $0.07 per share for a total of $220,000. The Company issued common stock for services in two different instances during the year. One issuance of 350,000 shares of common stock for a total of $61,250. The other issuance was for 300,000 shares of common stock for a total of $85,500. The Company issued common stock for debt in four separate instances. The first one being 2,020,000 shares of common stock issued for a total of $222,200. The second issuance was 95,000 shares of common stock was for a total of $14,000. The third issuance was 20,000 shares of common stock for a total of $4,000. The fourth issuance was 100,000 shares of common stock for a total of $55,000. The Company also canceled 2,000,000 shares of common stock pursuant to the settlement agreement with the Company's former C.F.O. (see Note 4). The Company also recognized an additional expense of $1,743,468 for the extension of warrants below market value.

              As of December 31, 2000, the following warrants were outstanding:

                      Warrants                            Exercise Price                       Termination Dates
              -----------------------               -------------------------          ----------------------------

                          25,000,000                $                    0.20                    May 31, 2001

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2000:

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

               placement transaction.                                                        37,000


              Notes payable to directors and a family member of a director,  due at various dates in 1995,  1996 and 1997  (principal  and accrued interest in arrears as of report  date),  plus interest at 8% per annum.  The  Company  has the  right  to  repay  the  loans  with restricted stock at $0.10 per share if alternative financings
               do not occur.                                                                182,676
                                                                                  -----------------

              Total Notes Payable                                                           280,491

              Less: Current Portion                                                        (280,491)
                                                                                  -----------------

              Long-Term Notes Payable                                             $               -
                                                                                  =================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -      NOTES PAYABLE (Continued)

              The aggregate principal maturities of notes payable are as follows:

                           Year Ended
                          December 31,                             Amount
                       -----------------                      -----------------

                              2001                            $         280,491
                              2002                                            -
                              2003                                            -
                              2004                                            -
                              2005                                            -
                              2006 and thereafter                             -
                                                              -----------------

                              Total                           $         280,491
                                                              =================

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

              In 2000, the Company granted to the Company's attorney 250,000 options to purchase common stock at an exercise price of $0.55 per share, which vest fully on March 21, 2003. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with a risk-free interest rate of 6.5% and an expected life of 3 years. No additional expense was recorded for the year ended December 31, 2000 under the Black-Scholes option pricing model for these options.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      STOCK OPTIONS (Continued)

              The following is a summary of option transactions:

                                                                                              Weighted
                                                                                               Average
                                                                                              Exercise
              Fixed Options                                                  Shares             Price
              -------------                                              ------------     -----------------

              Balance - January 1, 1996                                     4,500,000     $            0.20
              Granted                                                               -                     -
              Exercised                                                             -                     -
              Forfeited                                                             -                     -
                                                                         ------------     -----------------

              Balance - December 31, 1996                                   4,500,000                  0.20
              Granted                                                               -                     -
              Exercised                                                             -                     -
              Forfeited                                                    (3,000,000)                    -
                                                                         ------------     -----------------

              Balance, December 31, 1997                                    1,500,000                  0.20
              Granted                                                               -                     -
              Exercised                                                             -                     -
              Forfeited                                                             -                     -
                                                                         ------------     -----------------

              Balance, December 31, 1998                                    1,500,000                  0.20
              Granted                                                               -                     -
              Exercised                                                             -                     -
              Forfeited                                                    (1,500,000)                    -
                                                                         ------------     -----------------

              Balance, December 31, 1999                                            -                     -
              Granted                                                         250,000                  0.55
              Exercised                                                             -                     -
              Forfeited                                                             -                     -
                                                                         ------------     -----------------

              Balance, December 31, 2000                                      250,000     $            0.55
                                                                         ============     =================

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 -      PRIOR PERIOD ADJUSTMENTS (Continued)

              Subsequent to the original issuance of the December 31, 1999 consolidated financial statements, the Company determined that the extension of certain stock warrants resulted in an additional expense to the Company for 1999 of $123,389, pursuant to the Black-Scholes pricing model. The Company extended the expiration date on warrants to purchase shares of common stock. Correction of this error had the following effect on the previously reported net loss for the year ended December 31, 1999 and has an equal understatement of retained deficit as of December 31, 1999.


                                                     Originally               As
                                                       Reported            Restated            Difference
                                                  ----------------     ----------------     -----------------

               Net loss                           $       (236,182)    $       (359,571)    $        (123,389)   (1)
               Additional paid-in capital               12,676,882           12,800,241               123,389    (1)
               Loss per share                     $          (0.00)    $          (0.00)    $               -    (2)

               (1) Relates to additional expense for the extension of warrants.
               (2) The loss per share was not effected by the corrections of errors.

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

NOTE 10 -      GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $16,330,148 at December 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 -      GOING CONCERN (Continued)

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -      GOING CONCERN (Continued)

               The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

NOTE 11 -      SUBSEQUENT EVENTS

               Subsequent to December 31, 2000, the following events occurred:

               On February 16, 2001, the board of directors accepted a private stock placement from an accredited investor. The placement was for 500,000 shares of the Company's restricted stock placed at $0.20 per share ($100,000.00). The board of directors granted warrants to purchase an additional 1,000,000 shares of stock at $0.20 per share in the same action. The warrants have a two year expiration.

               On March 21, 2001, the board of directors accepted a private stock placement from an accredited investor. The placement was for 200,000 shares of the Company's restricted stock place at $0.15 per share ($30,000.00). The board of directors granted warrants to purchase an additional 400,000 shares of stock at $0.15 per share in the same action. The warrants have a two year expiration.

               On April 9, 2001, the board of directors accepted a private stock placement from an accredited investor. The placement was for 166,666 shares of the Company's restricted stock placed at $0.15 per share ($25,000.00). The board of directors granted warrants to purchase an additional 166,666 shares of stock at $0.15 per
               share  in  the  same  action.   The  warrants  have  a  two  year
               expiration.