Form 10QSB
period 2001-03-31
MEDIZONE INTERNATIONAL INC
filed 2001-05-21
CIK 753772

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 10, 2001, there were 155,338,019 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X
         ---

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2001

                                                                          Page
                                                                          Number
Part I - Financial Information

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheet:
   March 31, 2001 (Unaudited) and December 31, 2000............................3

  Condensed Consolidated Statement of Operations (Unaudited):
   For the Three Months Ended March 31, 2001 and 2000..........................4

  Condensed Consolidated Statement of Cash Flow (Unaudited)
   For the Three Months Ended March 31, 2001 and 2000..........................5

       Notes to Condensed Consolidated Financial Statements....................6

Item 2 - Management's Discussion and Analysis or Plan of Operation.............7

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      March 31, 2001 and December 31, 2000


                                                                  March 31,      December 31,
                                                                    2001             2000
                                                               ---------------  ---------------
                                                                 (Unaudited)
Assets
                   Cash and Cash Equivalents $ 1,229 $ 2,368
                                                               ---------------  ---------------
     Total Cash and Cash Equivalents                                    1,229            2,368
                                                               ---------------  ---------------
Other Current Assets
   Payroll deposits                                                    42,277                -
                                                               ---------------  ---------------
     Total Other Current Assets                                        42,277                -
                                                               ---------------  ---------------
     Total Current Assets                                              43,506            2,368
                                                               ---------------  ---------------

                                                                       13,463           14,977
                                                               ---------------  ---------------
                                                               $       56,969   $       17,345
                                                               ===============  ===============
Liabilities and Stockholders' Equity (Deficit)
Accounts payable                                               $      331,347   $      339,774
Accrued expenses                                                      461,766          371,651
Current portion of long-term obligations                              280,491          280,491

Total Current Liabilities                                           1,073,604          991,916
                                                               ---------------  ---------------
Common stock                                                          154,616          153,916
Additional paid-in capital                                         15,330,960       15,201,661
Deficit accumulated during the development stage                  (16,502,211)     (16,330,148)
                                                               ---------------  ---------------
     Total Stockholders' Equity (Deficit)                          (1,016,635)        (974,571)
                                                               ---------------  ---------------
                                                               $       56,969   $       17,345
                                                               ===============  ===============









                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                   Three           Three          Inception
                                                                   Months          Months          1/31/86
                                                                   Ended           Ended           Through
                                                                  3/31/01         3/31/00          3/31/01
                                                               --------------- --------------- ----------------
REVENUE                                                        $            -   $           -  $       133,349
COST OF SALES                                                               -               -          103,790
                                                               --------------- --------------- ----------------
   Gross Profit                                                             -               -           29,559
                                                               --------------- --------------- ----------------
COSTS AND EXPENSES
    Research and development                                           22,553               -        2,600,406
   Depreciation and amortization                                        1,514             835           34,533
   Bad Debt Expense                                                         -               -           48,947
    Expense on extension of warrants                                        -               -        1,866,857
   General and administrative                                         142,386         210,873       12,258,870
                                                               --------------- --------------- ----------------
      Total Costs and Expenses                                        166,453         211,708       16,809,611
                                                               --------------- --------------- ----------------
LOSS BEFORE OTHER INCOME (EXPENSE)                                   (166,453)       (211,708)     (16,780,052)
                                                               --------------- --------------- ----------------
OTHER INCOME (EXPENSE)
   Minority interest in loss                                                -               -           26,091
   Gain on sale of subsidiary                                               -               -          208,417
   Interest expense                                                    (5,610)         (5,610)        (871,185)
   Other income                                                             -               -           19,780
                                                               --------------- --------------- ----------------
      Total Other Income (Expense) - net                               (5,610)         (5,610)        (616,895)
                                                               --------------- --------------- ----------------
LOSS BEFORE EXTRAORDINARY ITEMS                                      (172,063)       (217,318)     (17,396,419)

EXTRAORDINARY ITEMS
   Lawsuit settlement                                                       -         415,000          415,000
   Debt forgiveness                                                         -               -          479,738
                                                               --------------- --------------- ----------------
      Total Extraordinary Items                                             -         415,000          894,738
                                                               --------------- --------------- ----------------
NET INCOME (LOSS)                                              $     (172,063) $      197,682  $   (16,502,211)
                                                               =============== =============== ================
BASIC INCOME (LOSS) PER SHARE
   Loss from operations                                                 $0.00           $0.00
   Extraordinary items                                                   0.00            0.00
                                                               --------------- ---------------
      Basic Income (Loss) Per Share                                     $0.00           $0.00
                                                               =============== ===============
AVERAGE COMMON AND EQUIVALENT SHARES
   Basic                                                          154,382,465     155,342,465
                                                               =============== ===============


                                                                   Three           Three
                                                                   Months          Months
                                                                   Ended           Ended
                                                                  3/31/01         3/31/00
                                                               --------------- ---------------
      Net income (loss) available to common shareholders       $     (172,063) $      197,682
Weighted average shares                                           154,382,465     155,342,465
Effect of dilutive securities                                               -               -
                                                               --------------- ---------------
                                                                  154,382,465     155,342,465
                                                               =============== ===============
Basic income (loss) per share (based on weighted average
                            shares)                            $         0.00  $         0.00




                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                                  Inception
                                                                                                   1/31/86
                                                                 March 31,       March 31,         Through
                                                                   2001            2000            3/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $     (172,063) $      197,682  $   (16,502,211)
    Adjustments to reconcile net loss to net
            cash provided by operating activities
        Depreciation and amortization                                   1,514             835           34,533
        Issuance of stock for services                                      -         272,600        3,015,916
        Expense for extension of warrants                                   -               -        1,866,857
        Bad debt expense                                                    -               -           48,947
        Minority interest in loss                                           -               -          (26,091)
        Loss on disposal of assets                                          -               -          693,752
        Gain on settlement of debt                                          -               -         (188,510)
        Gain on lawsuit settlement                                          -               -         (415,000)

    Change in operating assets and liabilities
        Deposits                                                      (42,277)              -          (91,224)
        Accounts payable and other liabilities                         81,687        (371,079)       1,571,216
                                                                     (131,139)        100,038       (9,991,815)
CASH FROM INVESTING ACTIVITIES
    Organization costs                                                      -               -           (8,904)
    Acquisition of property and equipment                                   -         (14,931)         (39,090)
                                                                            -         (14,931)         (47,994)
CASH FROM FINANCING ACTIVITIES
    Proceeds from lawsuit settlement                                        -               -          415,000
    Principal payments on notes payable                                     -               -         (192,774)
    Cash received from notes payable                                        -               -        1,106,516
    Capital contributions                                                   -               -          421,847
    Stock issuance costs                                                    -               -         (105,312)
    Increase in minority interest                                           -               -           14,470
    Proceeds from issuance of common stock                            130,000         220,000        8,381,291
                                                                      130,000         220,000       10,041,038

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (1,139)        305,107            1,229

CASH AND CASH EQUIVALENTS
    Beginning of period                                                 2,368           4,388                -
    End of period                                              $        1,229  $      309,495  $         1,229

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                               $            -  $            -  $        26,483
        Income taxes                                           $            -  $            -  $             -

NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock for services                      $            -  $      272,600  $     3,015,916
    Stock issued for debt conversion                           $            -  $            -  $     4,071,493
    Stock issued for license agreement and patent              $            -  $            -  $       693,752


                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2 - Income (Loss) Per Share

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2001 and 2000:

3 - Capital Stock

                                                  Three           Three
                                                  Months          Months
                                                  Ended           Ended
                                                 3/31/01         3/31/00

Net Income (loss) available to common
   shareholders                                $   (172,063)   $    197,682
                                               =============   =============

Weighted average shares                         154,382,465     155,342,465
Effect of dilutive securities                             -               -

                                                154,382,465     155,342,465
                                               =============   =============

Basic income (loss) per share (based on
   weighted average shares)                    $       0.00    $       0.00
                                               =============   =============


During the quarter ended March 31, 2001, the Company issued 700,000 common shares for $130,000 at $0.18 per share.

4 - Subsequent Events

On April 19, 2001, the Company issued 555,555 common shares for $99,996 at $0.18 per share. Warrants were also issued with the right to acquire 555,555 additional shares at $0.18 per share over a two-year term beginning April 19, 2001. On April 4, 2001, the Company issued 166,666 shares for $24,985 at $0.15 per share.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Medizone International is a development stage company, primarily engaged in research and development of ozone-based treatment for diseases and health problems caused by lipid enveloped viruses, including, for example, Acquired Immune Deficiency Syndrome (AIDS), Hepatitis B, Hepatitis C and Herpes, and in the development of technology for the decontamination of blood, blood products and veterinarian serum products. We are also pursuing the development of external applications of its technology for medical purposes.


We have not generated, and cannot predict when or if we will generate, significant revenues or sufficient cash flow to fund continuing operations. We have funded operations to date primarily through the sale of our securities. Our technology and its uses are subject to regulations of the U.S. Food and Drug Administration ("FDA") and its counterparts in foreign countries. We do not intend to sell equipment or supplies for ozone-generating purposes in a particular jurisdiction until we receive required government approvals for that jurisdiction.


Beginning in 1998 and concluding in 2000, we accumulated patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of hepatitis C. This trial was conducted during the normal course of practice by William Hitt, Ph.D., M.D., at his clinic, The William Hitt Center, in Tijuana, Mexico. Dr. Hitt is a former member of the Medizone board of directors. While this trial was not conducted as a blind study as required by the FDA and the results can serve only as anecdotal information, we are very encouraged by the results.


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


We have entered into a research agreement with the national research center of a foreign country to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the hepatitis C virus. The trial will be blind and the data produced will be shared by the country of origin and laboratories in Canada. We intend to pursue future research initiatives in Canada in the near future and this proposed trial is considered a major step toward that objective. There will be substantial collaborative efforts made to share information with appropriate regulatory bodies in both countries. We will not be able to pursue this additional testing without additional financing.


Results of Operations


General


From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations.


Three Months Ended March 31, 2001 compared to the Three Months Ended March 31, 2000:


There were no sales during the quarters ended March 31, 2001 or 2000. We made expenditures for research and development of $22,553 in the first quarter of 2001, compared to no research and development expenditures during the first quarter of 2000. Since inception we have spent a total of $2,600,416 for research and development.

General and administrative expenses in the first quarter of 2001 were $142,388 compared to $210,873 during the first quarter of 2000. These expenses include professional fees, payroll, insurance costs and travel expenses.


Interest expense accrued during the three months ended March 31, 2001 was $5,610, compared to $5,609 in the three months ended March 31, 2000.


Liquidity and Capital Resources


At March 31, 2001, we had a working capital deficiency of $1,030,098 and stockholders' deficiency of $1,016,635. At December 31, 2000, we had a working capital deficiency of $976,939 and stockholders' deficiency of $974,571.


Net cash used in operating activities was $131,139 for the three months ended March 31, 2001. Cash of $130,000 was provided during the first quarter of 2001 from the issuance of common stock. During the three months ended March 31, 2000, there was a net increase in cash flows from operating activities of $100,038. Cash of $415,000 was provided in the first three months of 2000 by the receipt of restitution payments from a former officer and director and $220,000 was provided by the sale of common stock through the exercise of outstanding stock purchase warrants.


We will continue to require additional funding to enable us to fund research necessary to make the appropriate regulatory application and continue operations. We expect that these funds will be provided by the sale of our securities. We recognize that, if we are unable to raise additional capital, we may find it necessary to substantially reduce, or cease operations.


Forward-Looking Statements and Risks Affecting the Company


The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2000 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our the business, financial condition, performance, development, and results of operations include:

        o Rigorous government scrutiny and regulation of our products and planned products;

        o Potential effects of adverse publicity regarding ozone and related technologies or industries;

        o Failure to sustain or manage growth including the failure to continue to develop new products; and

        o        The ability to obtain needed financing.

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

                                 MEDIZONE INTERNATIONAL, INC.
                                 (Registrant)

                                  /s/ Edwin G. Marshall
                                 ------------------------------
                                 Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)

                                 /s/ Kevin R. Andersen
                                 -----------------------------------------------
                                 Kevin R. Andersen, Chief Financial Officer
                                 (Principal Accounting Officer)



May 18, 2001