Form 10QSB
period 2001-06-30
MEDIZONE INTERNATIONAL INC
filed 2001-08-08
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANITION PERIOD FROM              TO            .
                                                   ------------    -----------

Commission File Number 2-93277-D



                          MEDIZONE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                   87-0412648
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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 18, 2001, there were 155,338,019 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes    No X
    --   ---

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                  June 30, 2001

                                                                         Page
                                                                         Number
Part I    Financial Information

Item 1    Financial Statements

     Condensed Consolidated Balance Sheet:
     June 30, 2001 (Unaudited) and December 31, 2000.......................3

     Condensed Consolidated Statement of Operations (Unaudited):
     For the Three Months and Six Months Ended June 30, 2001 and 2000......4

     Condensed Consolidated Statement of Cash Flow (Unaudited)
     For the Six Months Ended June 30, 2001 and 2000.......................5

     Notes to Condensed Consolidated Financial Statements..................6

Item 2    Management's Discussion and Analysis or Plan of Operation........7

Part II   Other Information

Item 2    Changes in Securities and Use of Proceeds........................9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 2001 and December 31, 2000



ASSETS

                                                                  June 30,              December 31,
                                                                    2001                    2001
                                                            ---------------------    --------------------
                                   (Unaudited)
      CURRENT ASSETS

         Cash and Cash Equivalents                          $        10,749          $         2,368
         Total Cash and Cash Equivalents                    $        10,749          $         2,368
         Total Current Assets                               $        10,749          $         2,368

      PROPERTY AND EQUIPMENT, net                           $        12,267          $        14,977
                                                            ---------------------    --------------------

         Total Assets                                       $        10,749          $         2,368
                                                            =====================    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES

         Accounts payable                                   $       363,525          $       339,774
         Accrued expenses                                   $       509,630          $       371,651
         Current portion of long-term obligations           $       280,491          $       280,491
                                                            ---------------------    --------------------

            Total Current Liabilities                       $    (1,153,646)         $       991,916
                                                            =====================    ====================


      STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock                                       $       155,338          $       153,916
         Additional paid in capital                         $   15, 455,220          $    15,201,661
         Deficit accumulated during the development stage   $   (16,741,188)         $   (16,330,148)
                                                            ---------------------    --------------------


            Total Stockholders' Equity (Deficit)            $    (1,130,630)         $      (974,571)
                                                            ---------------------    --------------------
            Total Liabilities and Stockholders'
               Equity (Deficit)                             $        23,016          $        17,345
                                                            =====================    ====================







                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three             Three              Six               Six            Inception
                                               Months            Months            Months            Months            1/31/86
                                                Ended             Ended             Ended             Ended            Through
                                               6/30/01           6/30/00           6/30/01           6/30/00           6/30/01
                                            -------------    -------------     -------------      -------------    ---------------
REVENUE                                     $          -     $          -      $          -       $          -     $      133,349

COST OF SALES                                          -                -                 -                  -            103,790
   Gross Profit                                        -                -                 -                  -             29,559
                                            -------------    -------------     -------------      -------------    ---------------

COSTS AND EXPENSES
   Research and development                       44,542           25,765            67,095             80,808          2,644,948
   Depreciation and amortization                   1,196            1,595             2,710              2,431             35,729
   Expense on extension of warrants                    -                -                 -                  -          1,866,857

   General and administrative                    187,627          212,049           330,015            367,878         12,495,444
                                            -------------    -------------     -------------      -------------    ---------------
      Total Costs and Expenses                   233,365          239,409           399,820            451,117         17,042,978
                                            -------------    -------------     -------------      -------------    ---------------

LOSS BEFORE OTHER INCOME
   (EXPENSES)                                  (233, 365)        (239,409)         (399,820)          (451,117)       (17,013,419)
                                            -------------    -------------     -------------      -------------    ---------------

OTHER INCOME (EXPENSES)
   Minority interest in loss                           -                -                 -                  -             26,091
   Gain on sale of subsidiary                          -                -                 -                  -            208,417
   Interest expense                               (5,610)          (5,610)          (11,220)           (11,220)          (876,795)

   Other income                                        -                -                 -                  -             10,780
                                            --------------    --------------   --------------     --------------   ----------------
      Total Other Income (Expense) - net          (5,610)          (5,610)          (11,220)           (11,220)          (622,507)
                                            -------------    -------------     -------------      -------------    ---------------

LOSS BEFORE EXTRAORDINARY ITEMS                 (238,975)        (245,019)         (411,040)          (462,337)       (17,635,926)

EXTRAORDINARY ITEMS
   Restitution receipt                                 -                -                 -             415,000           415,000

   Debt forgiveness                                    -                -                 -                   -           479,738
                                            -------------    -------------     -------------      --------------   ----------------
      Total Extraordinary Items                        -                -                 -             415,000           894,738
                                            -------------    -------------     -------------      --------------   ----------------

NET INCOME (LOSS)                           $   (238,975)    $   (245,019)     $  (411,0450)      $    (47,337)    $  (16,741,188)
                                            =============    =============     =============      ==============   ================

BASIC INCOME (LOSS) PER SHARE
   Loss from operations                     $      (0.00)    $      (0.00)     $      (0.00)      $       (0.00)

   Extraordinary Items                              0.00             0.00              0.00                0.00
                                            --------------
      Basic Income (Loss) Per Share         $     (00.00)           (0.00)     $      (0.00)      $       (0.00)
                                            =============    =============     =============      --------------

AVERAGE COMMON AND
    EQUIVALENT SHARES

    Basic                                    154,860,242      155,615,798       155,338,019         155,479,131













                             See accompanying notes.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                            Inception
                                                                                                             1/31/86
                                                                     June 30,            June 30,            Through
                                                                       2001                2000              6/30/01
                                                                 -----------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $       (411,040)    $      (47,337)     $  (16,741,188)
   Adjustments to reconcile net loss to net
      Cash provided by operating activities
   Depreciation and amortization                                            2,710              2,431              25,729
   Issuance of stock for services                                               -            272,600           3,015,916
   Expense for extension of warrants                                            -                  -           1,866,857
   Bad debt expense                                                             -                  -              48,947
   Minority interest in loss                                                    -                  -             (26,091)
   Loss on disposal of assets                                                   -                  -             693,752
   Gain on settlement of debt                                                   -                  -            (188,510)
   Gain on lawsuit settlement                                                   -                  -            (415,000)
Change in operating assets and liabilities
   Deposits                                                                     -                  -             (48,947)
   Accounts payable and other liabilities                                 161,730           (365,114)          1,651,257
                                                                 -----------------    ----------------    ---------------
                                                                         (246,600)          (137,420)        (10,107,278)
                                                                 -----------------    ---------------     ---------------

CASH FROM INVESTING ACTIVITIES
   Organization costs                                                           -                  -              (8,904)
   Acquisition of property and equipment                                        -            (14,931)            (39,090)
                                                                 -----------------    ----------------    ----------------
                                                                                -            (14,931)            (47,994)
                                                                 -----------------    ---------------     ---------------

CASH FROM FINANCING ACTIVITIES
   Proceeds from restitution settlement                                         -                  -             415,000
   Principal payments on notes payable                                          -                  -            (192,774)
   Cash received from notes payable                                             -                  -           1,106,518
   Capital contributions                                                        -                  -             421,847
   Stock issuance costs                                                         -                  -            (105,312)
   Increase in minority interest                                                -                  -              14,470
   Proceeds from issuance of common stock                                 254,981            220,000           8,506,272
                                                                 -----------------    ---------------     ---------------
                                                                          254,981            220,000          10,166,021
                                                                 -----------------    ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     8,381             67,649              10,749

CASH AND CASH EQUIVALENTS
   Beginning of period                                                      2,368              4,388                   -
                                                                 -----------------    ---------------     ---------------
   End of period                                                 $         10,749     $       72,037      $       10,749
                                                                 =================    ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid
   during the period for:
      Interest                                                   $              -     $            -      $       26,483
                                                                 =================    ===============     ===============
      Income taxes                                               $              -     $            -      $            -
                                                                 =================    ===============     ===============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
   Issuance of common stock for services                         $              -     $      272,600      $    3,015,916
   Stock Issued for debt conversion                              $              -     $            -      $    4,071,493
   Stock issued for license agreement and patent                 $              -     $            -      $      683,752



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

The results of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2 - Income (Loss) Per Share

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2001 and 2000:

                                                    Three             Three               Six               Six
                                                   Months             Months            Months            Months
                                                    Ended             Ended              Ended             Ended
                                                   6/30/01           6/30/00            6/30/01           6/30/00
                                                --------------    ---------------    --------------    --------------
Net income (loss) available to common
   Shareholders                                 $    (238,975)    $     (245,019)    $   (411,040)     $     (47,337)
                                                ==============    ===============    ==============    ==============

Weighted average shares                           154,860,242        155,615,798       155,338,019       155,479,131
Effect of dilutive securities                               -                  -                 -                 -
                                                --------------    ---------------    --------------    --------------
                                                  154,860,242        155,615,798       155,338,019       155,479,131
                                                ==============    ===============    ==============    ==============

Basic income (loss) per share (based on
   weighted average shares)                     $      (0.00)     $       (0.00)     $      (0.00)     $      (0.00)
                                                ==============    ===============    ==============    ==============


3 - Capital Stock

As of June 30, 2001, the Company had 155,338,019 shares of common stock outstanding. During the quarter ended June 30, 2001, the Company issued 722,221 common shares for $124,981 at prices ranging from $0.15 to $0.18 per share.

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


Three  Months  Ended June 30, 2001  compared to the Three  Months Ended June 30,
2000


There were no sales during the quarters ended June 30, 2001 or 2000. We made expenditures for research and development of $44,542 in the second quarter of 2001, compared to $25,765 during the second quarter of 2000. Since inception we have spent a total of $2,644,948 for research and development.


General and administrative expenses in the second quarter of 2001 were $187,627 compared to $212,049 during the second quarter of 2000. These expenses include professional fees, payroll, insurance costs and travel expenses.


Interest expense accrued during the three months ended June 30, 2001 was $5,610, compared to $5,610 in the three months ended June 30, 2000.


Six Months Ended June 30, 2001 compared to the Six Months Ended June 30, 2000:


There were no sales during the six months ended June 30, 2001 or 2000. We made expenditures for research and development of $67,095 in the six months ended June 30, 2001, compared to $80,808 during the six months ended June 30, 2000.


General and administrative expenses in the first six months of 2001 were $330,015 compared to $367,878 during the first six months of 2000. These expenses include professional fees, payroll, insurance costs and travel expenses.


Interest expense accrued during the six months ended June 30, 2001 was $11,220, compared to $11,220 in the six months ended June 30, 2000.

Liquidity and Capital Resources


At June 30, 2001, we had a working capital deficiency of $1,142,897 and stockholders' deficiency of $1,130,630. At December 31, 2000, we had a working capital deficiency of $989,548 and stockholders' deficiency of $974,571.


Net cash used in operating activities was $246,600 for the six months ended June 30, 2001. Cash of $254,981 was provided during the first six months of 2001 from the issuance of common stock. During the six months ended June 30, 2000, net cash used in operating activities was $137,420. Cash of $220,000 was provided in the first six months of 2000 by the sale of common stock through the exercise of outstanding stock purchase warrants.


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


                           Part II--Other Information

Item 2.  - Changes in Securities and Use of Proceeds

During the six months ended June 30, 2001, the company sold 722,221 common shares for $124,981 at prices ranging from $0.15 to $0.18 per share. The purchasers of these securities were accredited investors as that term is defined under the Securities Act of 1933 and the securities were sold in a private transaction pursuant to an exemption from the registration requirements under the Securities Act, specifically the exemption under Section 4(2) of the Securities Act applicable to offers and sales made to accredited investors only and offers and sales that are not made in a public offering.

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



July 23, 2001