Form 10QSB/A
period 2001-06-30
MEDIZONE INTERNATIONAL INC
filed 2001-08-08
CIK 753772

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

Item 2    Management's Discussion and Analysis or Plan of Operation........7

Part II   Other Information

Item 2    Changes in Securities and Use of Proceeds........................9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 2001 and December 31, 2000



ASSETS

                                                                  June 30,              December 31,
                                                                    2001                    2000
                                                            ---------------------    --------------------
                                   (Unaudited)
      CURRENT ASSETS

         Cash and Cash Equivalents                          $        10,749          $         2,368
         Total Cash and Cash Equivalents                    $        10,749          $         2,368
         Total Current Assets                               $        10,749          $         2,368

      PROPERTY AND EQUIPMENT, net                           $        12,267          $        14,977
                                                            ---------------------    --------------------

         Total Assets                                       $        10,749          $         2,368
                                                            =====================    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES

         Accounts payable                                   $       363,525          $       339,774
         Accrued expenses                                   $       509,630          $       371,651
         Current portion of long-term obligations           $       280,491          $       280,491
                                                            ---------------------    --------------------

            Total Current Liabilities                       $    (1,153,646)         $       991,916
                                                            =====================    ====================


      STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock                                       $       155,338          $       153,916
         Additional paid in capital                         $   15, 455,220          $    15,201,661
         Deficit accumulated during the development stage   $   (16,741,188)         $   (16,330,148)
                                                            ---------------------    --------------------


            Total Stockholders' Equity (Deficit)            $    (1,130,630)         $      (974,571)
                                                            ---------------------    --------------------
            Total Liabilities and Stockholders'
               Equity (Deficit)                             $        23,016          $        17,345
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