Form 10QSB
period 2001-09-30
MEDIZONE INTERNATIONAL INC
filed 2001-12-20
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
         30, 2001

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANITION PERIOD FROM ___________ TO _____________

Commission File Number 2-93277-D



                          MEDIZONE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             87-0412648
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


                                 144 Buena Vista
                                  P.O. Box 742
                             Stinson Beach, CA 94970
               (Address of principal executive offices, Zip Code)

                                 (415) 868-0300
              (Registrant's telephone number, including area code)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At December 17, 2001, there were 155,338,019 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X
          ----

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2001

                                                                                      Page
                                                                                      Number
Part I -- Financial Information

Item 1 -- Financial Statements

            Condensed Consolidated Balance Sheet:
         September 30, 2001 (Unaudited) and December 31, 2000.................................3

            Condensed Consolidated Statements of Operations (Unaudited):
         For the Three Months and Nine Months Ended September 30, 2001 and 2000...............4

        Condensed Consolidated Statements of Cash Flow (Unaudited)
         For the Nine Months Ended September 30, 2001 and 2000................................5

             Notes to Condensed Consolidated Financial Statements.............................6

Item 2--Management's Discussion and Analysis or Plan of Operation.............................7

Part II -- Other Information

Item 2-- Changes in Securities and Use of Proceeds............................................9

Item 5-- Other Information....................................................................9

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                     ASSETS

                                                                             September 30,         December 31,
                                                                                  2001                2000
                                                                            ------------------  ------------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                                $               74  $            2,368
                                                                            ------------------  ------------------
     Total Current Assets                                                                   74               2,368
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT (Net)                                                            10,911              14,977
                                                                            ------------------  ------------------

     Total Assets                                                           $           10,985  $           17,345
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                         $          372,315  $          339,774
   Accrued expenses                                                                    641,789             371,651
   Notes payable                                                                       303,491             280,491
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,317,595             991,916
                                                                            ------------------  ------------------

     Total Liabilities                                                               1,317,595             991,916
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001
    par value, 155,338,019 and 153,915,798 shares issued
    and outstanding, respectively                                                      155,338             153,916
   Additional paid-in capital                                                       15,455,220          15,201,661
   Deficit accumulated during the development stage                                (16,917,168)        (16,330,148)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (1,306,610)           (974,571)
                                                                            ------------------  ------------------
     Total Liabilities and Stockholders' Equity (Deficit)                   $           10,985  $           17,345
                                                                            ==================  ==================








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                          For the                            For the                  January 31,
                                                     Three Months Ended                  Nine Months Ended           1986 Through
                                                        September 30,                       September 30,            September 30,
                                               -------------------------------   ---------------------------------
                                                    2001             2000              2001             2000               2001
                                               --------------  ---------------   ---------------  ----------------  ---------------

REVENUE                                        $            -  $             -   $             -  $              -  $       133,349
                                               --------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   Cost of sales                                            -                -                 -                 -          103,790
   Research and development                            42,738            7,585           109,833            88,393        2,687,686
   General and administrative                         125,914          144,181           455,929           512,059       12,572,411
   Expense on extension of warrants                         -                -                 -                 -        1,866,857
   Bad debt expense                                         -                -                 -                 -           48,947
   Depreciation and amortization                        1,356            1,595             4,066             4,026           37,085
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                   170,008          153,361           569,828           604,478       17,316,776
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Loss from Operations                            (170,008)        (153,361)         (569,828)         (604,478)     (17,183,427)
                                               --------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSES)

   Minority interest in loss                                -                -                 -                 -           26,091
   Other income                                             -                -                 -                 -           19,780
   Gain on sale of subsidiary                               -                -                 -                 -          208,417
   Interest expense                                    (5,972)          (5,610)          (17,192)          (16,830)        (882,767)
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expenses)                     (5,972)          (5,610)          (17,192)          (16,830)        (628,479)
                                               --------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEMS                                               (175,980)        (158,971)         (587,020)         (621,308)     (17,811,906)
                                               --------------  ---------------   ---------------  ----------------  ---------------

EXTRAORDINARY ITEMS

   Lawsuit settlement                                       -                -                 -           415,000          415,000
   Debt forgiveness                                         -                -                 -                 -          479,738
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Extraordinary Items                              -                -                 -           415,000          894,738
                                               --------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                       $     (175,980) $      (158,971)  $      (587,020) $       (206,308) $   (16,917,168)
                                               --------------  ===============   ===============  ================  ===============

BASIC INCOME (LOSS) PER SHARE

   Loss from operations                        $        (0.00) $         (0.00)  $         (0.00) $          (0.00)
   Extraordinary items                                   0.00             0.00              0.00              0.00
                                               --------------  ---------------   ---------------  ----------------

     Basic Income (Loss) Per Share             $        (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                               ==============  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            155,338,019      153,615,798       154,956,253       154,191,354
                                               ==============  ===============   ===============  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                       From
                                                                                                  Inception on
                                                                       For the                     January 31,
                                                                  Nine Months Ended               1986 Through
                                                                    September 30,                 September 30,
                                                        --------------------------------------
                                                                  2001                2000             2001
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $         (587,020) $         (206,308) $      (16,917,168)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                   4,066               4,026              37,085
     Stock issued for services                                           -             272,600           3,015,916
     Expense for extension of warrants below
      market value                                                       -                   -           1,866,857
     Bad debt expense                                                    -                   -              48,947
     Minority interest in loss                                           -                   -             (26,091)
     Loss on disposal of assets                                          -                   -             693,752
     Gain on settlement of debt                                          -                   -            (188,510)
     Gain on lawsuit settlement                                          -                   -            (415,000)
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                       -                   -             (48,947)
     Increase (decrease) in accounts payable                        32,541            (150,186)            747,395
     Increase (decrease) in accrued expenses                       270,138            (120,671)          1,044,811
                                                        ------------------  ------------------  ------------------
       Net Cash Used by Operating Activities                      (280,275)           (200,539)        (10,140,953)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                                    -                   -              (8,904)
   Purchase of fixed assets                                              -             (14,931)            (39,090)
                                                        ------------------  ------------------  ------------------
       Net Cash Used by Investing Activities                             -             (14,931)            (47,994)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from lawsuit settlement                                      -                   -             415,000
   Principal payments on notes payable                                   -                   -            (192,774)
   Cash received from notes payable                                 23,000                   -           1,129,518
   Capital contributions                                                 -                   -             421,847
   Stock issuance costs                                                  -                   -            (105,312)
   Increase in minority interest                                         -                   -              14,470
   Issuance of common stock for cash                               254,981             220,000           8,506,272
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Financing Activities                     277,981             220,000          10,189,021
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                     (2,294)              4,530                  74

CASH AT BEGINNING OF PERIOD                                          2,368               4,388                   -
                                                        ------------------  ------------------  ------------------
CASH AT END OF PERIOD                                   $               74  $            8,918  $               74
                                                        ==================  ==================  ==================





SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
   Interest                                             $                -  $                -  $           26,483
   Income taxes                                         $                -  $                -  $                -

NON-CASH FINANCING ACTIVITIES
   Stock issued for services                            $                -  $          272,600  $        3,015,916
   Stock issued for conversion of debt                  $                -  $                -  $        4,071,493
   Stock issued for license agreement and patent        $                -  $                -  $          693,752


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF PRESENTATION

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

              The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000:

                                                           For the                           For the
                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                             ---------------------------------   ---------------------------------
                                                     2001              2000              2001            2000
                                             ----------------  ---------------   ---------------  ----------------

              Net loss available to
               common shareholders           $       (175,980) $      (158,971)  $      (587,020) $       (206,308)
                                             ================  ===============   ===============  ================

              Weighted average shares             155,338,019      153,615,798       154,956,253       154,191,354
               Effect of dilutive securities                -                -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------

                                                  155,338,019      153,615,798       154,956,253       154,191,354
                                             ================  ===============   ===============  ================

              Basic loss per share (based
               on weighted average
               shares)                       $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================


NOTE 3 -      GOING CONCERN

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


The Company has never generated, and cannot predict when or if it will generate, significant revenues or sufficient cash flow to fund continuing operations. The Company has funded operations to date primarily through the sale of its securities. The Company's technology and its uses are subject to regulations of the U.S. Food and Drug Administration ("FDA") and its counterparts in foreign countries. The Company does not intend to sell equipment or supplies for ozone-generating purposes in a particular jurisdiction until it receives required government approvals for that jurisdiction.


According to data provided to the Company by Dr. William Hitt, 40 patients were treated at his clinic in Tijuana, Mexico during 1998 through 2000 using major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis with the following results. The average treatment period was 30 days. Viral load testing (detecting the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels were conducted before the start of the treatment, immediately following treatment, and nine months after treatment without any further medical intervention during the post-treatment period. No adverse side effects were observed or reported in any of the participants. SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.9% reduction. In the six-month post-treatment follow up testing, Dr. Hitt reported that 38 of the 40 patients tested at inactive viral levels for hepatitis C virus, indicating the possibility that the disease had been cleared by the ozone therapy they received. He also reported that two of the patients had increased viral levels at the end of the treatment test period; however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results. Dr. Hitt's trials were not conducted as a blind study as required by the FDA and the Company regards these results only as anecdotal information. Further studies are needed to verify the effectiveness of the science.


The Company has entered into a research agreement with the national research center of a foreign country to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the hepatitis C virus. The trial will be blind and the data produced will be shared by the country of origin and laboratories in Canada. The Company intends to pursue future research initiatives in Canada and this proposed trial is considered a major step toward that objective. There will be substantial collaborative efforts made to share information with appropriate regulatory bodies in both countries. The Company will not be able to pursue this additional testing without additional financing. Although the Company has continued to pursue several financing opportunities, the Company cannot predict when or if sufficient additional financing will be obtained.


Results of Operations


General


From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. The Company has never generated, and cannot predict when or if it will generate revenues or sufficient cash flow to fund continuing operations and planned research or clinical trials.


Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000


There were no sales during the quarters ended September 30, 2001, or 2000. The Company made expenditures for research and development of $42,738 in the third quarter of 2001, compared to $7,585 during the third quarter of 2000. Since inception the Company has spent a total of $2,687,686 for research and development.


General and administrative expenses in the third quarter of 2001 were $125,914 compared to $144,181 during the third quarter of 2000. These expenses include professional fees, payroll, insurance costs and travel expenses.

Interest expense accrued during the three months ended September 30, 2001 was $5,972 compared to $5,610 in the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000:


There were no sales during the nine months ended September 30, 2001, or 2000. Cash of $415,000 was provided during the first quarter of 2000 by receipt of a restitution payment received from a former officer and director. The Company made expenditures for research and development of $109,833 in the nine months ended September 30, 2001, compared to $88,393 during the nine months ended September 30, 2000. The primary source of funds for research and development and for operations during 2000 was the cash received in the restitution payment described above and from the sale of stock.


General and administrative expenses in the first nine months of 2001 were $455,929 compared to $512,059 during the first nine months of 2000. These expenses include professional fees, payroll, insurance costs and travel expenses.


Interest expense accrued during the nine months ended September 30, 2001 was $17,192, compared to $16,830 in the nine months ended September 30, 2000.


Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficiency of $1,317,521 and stockholders' deficiency of $1,306,610. At December 31, 2000, the Company had a working capital deficiency of $989,548 and stockholders' deficiency of $974,571.

Net cash used in operating activities was $280,275 for the nine months ended September 30, 2001. Cash of $254,981 was provided during the first nine months of 2001 from the sale and issuance of common stock. During the nine months ended September 30, 2000, net cash used in operating activities was $200,539. Cash of $220,000 was provided in the first nine months of 2000 by the sale of common stock through the exercise of outstanding stock purchase warrants.

Given the Company's current negative cash flows, it will be difficult for the Company to continue as a going concern without an influx of capital. While management has continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.

As mentioned in our audited financial statements included with our Form 10-KSB, our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. To date it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders.

Forward-Looking Statements and Risks


The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in its SEC filings are part of doing business in the industry in which it operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the Company's business, financial condition, performance, development, and results of operations include:

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


                           Part II--Other Information

Item 2.  - Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2001, the Company sold 1,422,221 common shares for $254,981 at prices ranging from $0.15 to $0.19 per share. The purchasers of these securities were accredited investors as that term is defined under the Securities Act of 1933 and the securities were sold in a private transaction pursuant to an exemption from the registration requirements under the Securities Act, specifically the exemption under Section 4(2) of the Securities Act applicable to offers and sales made to accredited investors only and offers and sales that are not made in a public offering.

Item 5. -- Other Information.

Subsequent Events

This report is filed late due in large part to delays resulting from the travel schedule and other commitments of the Company's former Chief Financial Officer, who was out of the country and unavailable to assist with the completion of the financial report of the Company from mid-November through December 5, 2001.

On December 13, the Company terminated the services of Kevin Andersen as Chief Financial Officer and named Steve Hanni as acting Principal Accounting Officer. Mr. Hanni is a certified public accountant engaged in private practice with the firm of Stayner & Company, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ& Associates, the public accounting firm that acts as the Company's independent public accountant in connection with the audit of its annual reports and review of the quarterly financial reports of the Company.

On December 18, 2001, Gerard V. Sunnen resigned as Director and as the Company's President and Director of Research, citing personal reasons. Under the bylaws of the Company, the remaining members of the Board of Directors may appoint a successor to fill Dr. Sunnen's vacated seat on the Board until the next annual meeting of shareholders. As of the date of this report the Board had not yet appointed a successor to Dr. Sunnen.

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



December 20, 2001