Form 10KSB
period 2001-12-31
MEDIZONE INTERNATIONAL INC
filed 2002-04-15
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X       Annual report under section 13 or 15(d) of the Securities Exchange Act
---      of 1934 for the fiscal year ended December 31, 2001

__ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ended ______________

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

The aggregate market value of voting common stock held by non-affiliates of the issuer was $13,825,084 on March 27, 2002 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On March 27, 2002, Medizone had 156,338,019 shares of common stock, par value $.001 per share issued and outstanding.


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


Patents


         Medizone owns three key patents. The first is a United States process patent (U.S. Patent No. 4,632,980) entitled, "Ozone Decontamination of Blood and Blood Products" ("Patent No. 1"). The second patent is a related United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" ("Patent No. 2"). The third patent (U.S. Serial Number 09/126,504) External Application of Ozone/Oxygen For External Applications is a process patent for the treatment of external afflictions. This patent also describes equipment evolutions and treatment envelope design for external medical applications ("Patent No. 3").


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


         The Patent Purchase Agreement requires Medizone to pay to ILP an annual royalty equal to 3% of the net receipts (defined as net receipts after all credits, returns and customary deductions, and exclusive of all taxes) received by Medizone from the sale of any product, device, or apparatus embodying Patent No. 1. The method covered by Patent No. 1 is the principal use of ozone under study by Medizone and is the method incorporated in its regulatory applications. In June 1990, pursuant to Medizone's request for re-examination of Patent No. 1, the U.S. Patent Office issued a re-examination certificate, confirming the patentability of the claims covered by Patent No. 1. This patent will expire in 2003, subject to extension based upon the length of time required to bring it to commercial fruition. Medizone has been granted foreign patents based on Patent No. 1 in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. Applications are pending in Singapore. The foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.


         Patent No. 2, which covers an apparatus for the controlled generation, monitoring and dosage of the Drug was developed by a consultant engineer to Medizone and issued and assigned to Medizone in 1991. Patent No. 2 was developed to provide the physical means to deploy Patent No. 1. The foreign patent coverage of Patent No. 2 parallels the coverage of Patent No. 1.


         Patent No. 3, was issued to Medizone on March 14, 2000, as U.S. Patent No. 09/126,504 for External Application of Ozone/Oxygen for Pathogenic
Conditions. Medizone believes that this patent will strengthen Medizone's existing patents as it addresses advanced developments with ozone generating equipment. The patent additionally describes the equipment and protocols necessary to treat external wounds, burns and ulcerations.


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


Pre-clinical Studies


         Pre-clinical Studies are non-human studies of the Drug and related equipment. Since 1988, Medizone sponsored and was the beneficiary of research to
(1) determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (2) establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.


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


         Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") and other regions of the world outside of North America are more accepting than the United States of human clinical trials of ozone therapies. Management believes Medizone should pursue foreign Phase I human toxicity trials, as well as early stage phase II efficacy trials in these regions of the world. The results anticipated from the next planned blind Phase I/II human safety and efficacy trials investigating hepatitis C are expected to contribute to satisfying regulatory requirements in the United States, Canada and other countries.


         It is Medizone's intention to pursue future trials in Canada and other countries as soon as funding allows. Medizone believes trials successfully completed in Canada should be acceptable to both the United States FDA and the regulatory agencies of the European Union, due to recent harmonization of regulatory requirements between Health Canada and the FDA.


Clinical Studies


Human Pilot Trial - Hepatitis C


         Beginning in 1998 and concluding in 2000, Medizone received patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of hepatitis C. William Hitt, Ph.D., M.D., at his clinic, The William Hitt Center, in Tijuana, Mexico, conducted this trial during the normal course of practice. Dr. Hitt is a former member of the Medizone board of directors. This trial was not conducted as a blind study as required by the FDA and the results can serve only as anecdotal information.


         Dr. Hitt provided the following data to Medizone. In his developmental ozone trial, Dr. Hitt treated patients using major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis. The average treatment period was 30 days. Dr. Hitt conducted viral load testing (detecting the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels before the start of the treatment, immediately following treatment, and six months after treatment without any further medical intervention during the post-treatment period. Dr. Hitt reported that no adverse side effects were observed or reported in any of the participants. According to Dr. Hitt, SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.9% reduction. Dr. Hitt's data indicates that in the six-month post-treatment follow up testing, 38 of the 40 patients tested at inactive viral levels for hepatitis C virus. Two of the patients reportedly had increased viral levels at the end of the treatment test period; however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results. Dr. Hitt's trials were not conducted as a blind study as required by the FDA and the Company regards these results only as anecdotal information. Further studies are needed to verify the effectiveness of the science.


Future Blind Trials - Hepatitis C


         Medizone entered into a research agreement with the national research center of a foreign country outside of North America to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on Medizone's ozone therapy for the hepatitis C virus. The trial will be blind and the data produced will be shared by the country of origin and laboratories in Canada. This proposed trial is considered a major step toward the company's goal to conduct similar tests in Canada and eventually with the United States FDA. The proposal anticipates substantial collaborative efforts by the parties to share information with appropriate regulatory bodies in both countries. While the company has continued development work to proceed with this trail, additional funding will be required to start the trial and see it through to completion.


Instrument Development


         Medizone has entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment. Medizone has exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. Biozone expects to relocate to Nevada in the future as an integrated part of our proposed future manufacturing facility to be located in Reno, Nevada. We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants. Once Medizone has obtained regulatory approvals for its technology and protocols and is in production mode, Biozone will phase out its other business to concentrate on its work with Medizone.


         In the future the company intends to build a manufacturing and shipping center in Reno, Nevada. Nevada was chosen as a location for this facility due to the availability of human resources, land, general demographics, location and tax considerations. As an interim step in preparation for a transition from a research and development stage company to a company that anticipates future worldwide sales, Medizone plans to build a smaller development facility on the outskirts of the San Francisco Bay Area. This facility is intended to provide a location in which to finalize product development and production line design prior to making the larger commitment to build a full scale manufacturing plant. The company will require additional funding to complete the development facility as well as the manufacturing plant.


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


         In June 1998, Medizone sold its majority interest in Medizone Canada Limited, a Utah corporation ("MCL") for $125,000 cash, debt assumed of $8,417 less fees of $25,000, in a private transaction which resulted in a gain of $108,417 for the year ended December 31, 1998. Medizone retained ownership of all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation ("MedCan"). MedCan was a participant in the Canadian Blood Forces Program's SIV Study.


         The Canadian government requires that a Canadian entity must perform research accepted under the auspices of Health Canada. Therefore, future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens and MedCan will be operated from Canada. Medizone also intends to form a not for profit foundation. The future business of the non-profit entity will be to assist in research and aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for the treatment of hepatitis and aids, at discounted prices in those countries. The company believes that if its research continues to prove successful, the future participation of the World Health Organization and the World Bank might be available to help bring the company's science to these developing regions of the world through matching funds and grant programs. The majority of the company's future customer base is located in the developing regions of the world.

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


The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by Medizone under certain circumstances. The company's management has had informal discussions with the management of Medizone New Zealand, Ltd. about Medizone acquiring the rights of Medizone New Zealand, Ltd. in the future. Negotiations have not yet progressed to a formal stage.


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

Employees


         As of December 31, 2001, Medizone had two full time employees and four part time employees acting in a consulting or outside services capacity, such as our outside CFO. A staff expansion is planned following the infusion of additional operating capital and key people have already been identified.


Status of Medizone's Research


         Medizone has entered into a research agreement with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, Medizone will enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product. That trial progressed satisfactorily through the first stages and has since been halted while product development of the gas-serum interface system progresses to the next stage. The new interface development is nearly complete and we expect that the veterinarian research program will begin again in the second half of 2002 assuming the availability of additional funding. The next hepatitis C trial is also scheduled to start as soon as we complete our preparations. The lack of funding, however, has placed this project on hold and there is no assurance that we will be able to complete it as originally planned.


Risk Factors


         Medizone's business is in the development stage and is subject to a number of risks, including, but not limited to the following:


         Medizone's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Medizone has historically incurred significant losses, which have resulted in an accumulated deficit of $17,046,202 at December 31, 2001. These losses and this significant deficit raise substantial doubt about Medizone's ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


         We are a development stage company with significant accumulated deficits and we can expect our losses to continue for the foreseeable future. Medizone has not generated any revenues from operations. No assurance can be given that its business activities will ever generate revenues. Medizone has experienced substantial losses throughout its history. Losses can be expected to continue for the foreseeable future.


         We do not have sufficient financing to meet our operating expenses. If we are unable to obtain financing, we may be required to take out bankruptcy or liquidate the company. During 2001 and in the first quarter of 2002, the company sold a small amount of its common stock in private placements to accredited investors. The company pursued and continues to pursue funding opportunities, however to date no significant financing transactions have been completed.


         Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future. The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our shareholders and may adversely affect the trading prices of our common stock. Medizone has funded its development activities to date primarily from the sale of its common stock. Medizone does not have adequate financing at this time and will require substantial additional capital to meet its obligations, which will most likely be obtained through sales of its common stock or other securities. No assurances can be given that Medizone will be able to obtain sufficient additional capital for it to continue its research program, or that any additional financing will be sufficient to satisfy Medizone's administrative and operating expenses for any significant period of time.


         Our future funding needs will require significant additional capital, which is not immediately available to us. If we fail to obtain financing at levels required to pay for the testing and additional development of our technology, we could be required to scale back or to even cease operations. The identification, development and commercialization of Medizone's products and technology will require a commitment of substantial funds to conduct research and development activities, including possible pre-clinical and clinical studies, to create and expand distribution and marketing capabilities and to acquire and expand manufacturing capacity. Medizone's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of Medizone's research and development activities, the number and type of clinical or other tests Medizone may be required to conduct in seeking approval of its products from governmental or other agencies, the success of Medizone's development efforts, the cost and timing of establishing or expanding Medizone's sales and marketing and/or manufacturing activities, the extent to which Medizone's products (if any) gain market acceptance, Medizone's ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of Medizone's commercialization efforts and the commercialization efforts of Medizone's marketing partners, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors. Medizone continues to seek opportunities to raise funds through public or private financings, collaborative relationships or other arrangements. Collaborative arrangements, if necessary to raise additional funds, may require Medizone to relinquish its rights to certain of its technologies, products or marketing territories. Medizone's failure to raise capital when needed could also have a material adverse effect on Medizone's business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to Medizone, if at all.


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


         Although we expect to conduct clinical tests and trials of our technology, the outcome of such tests and trials is uncertain and cannot be guaranteed. If our tests and trials are not acceptable to the governing authorities, we will not obtain the approvals required to market our products in the United States and other jurisdictions where such trials are required. Certain of Medizone's products may constitute medical devices within the meaning of the Food, Drug and Cosmetic Act and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under ss.510(k) of the FDA Act. In order for a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval or PMA. Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by Medizone, which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process, or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.


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


         Our business and our proposed business will subject us to the potential for product liability claims if people using our technology suffer bodily injury, including death. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us. The testing, marketing and sale of medical or clinical products and other products that may utilize Medizone's technology involve unavoidable risks. The use of any of Medizone's potential products in clinical or other tests or as a result of the sale of its products, or the use of its technology in products, may expose Medizone to potential liability resulting from the use of such products. Such liability may result from claims made directly from consumers or by regulatory agencies, companies or others selling such products. Medizone currently has no clinical trial or product liability insurance coverage. The company anticipates obtaining and maintaining appropriate insurance coverage as its products become ready to be commercialized. There can be no assurance Medizone will be able to obtain this insurance or, if it obtains insurance, that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect Medizone against potential liability. The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating Medizone's technology could have a material adverse effect on Medizone's business, financial condition and future prospects.


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


Item 2.  Properties


         Medizone's offices are located at 144 Buena Vista Ave., Stinson Beach, California. The offices are located temporarily in the home of Medizone's CEO, Edwin Marshall. When financial resources permit, Medizone intends to remain in the San Francisco Bay Area and lease office space that will allow for additional staffing. Medizone pays $200 a month for a storage area for the company's archives and pays or reimburses all telephone and related expenses incurred by or for Medizone. The company has not been charged rent for this temporary office space.

Item 3.  Legal Proceedings


         The company is a party to the following litigation matters.


         Rakas vs. Medizone International, Inc. A former consultant brought this action in the Supreme Court of New York, Westchester County, (Index No. 08798/00), claiming the company had failed to pay consulting fees under a consulting agreement. The company denies that it owes any fees to the consultant. There has been no action in this matter since June 2001, when the parties exchanged proposed settlement terms.


         Killian vs. Medizone International, Inc., Civil No. C014525, in the United States District Court, Northern District of California. This action was brought by five individuals who alleged that they were patients of Dr. William Hitt in Mexico and that they were defrauded and injured by Hitt as a result of treatments received there. Four of the plaintiffs are unknown to the company. Other defendants named in the complaint are Dr. Hitt, Jane Hitt, The Hitt Clinic, and Jill Marshall. The company and Mrs. Marshall deny all of the allegations and also deny any liability for any injury or harm these persons may have suffered. The company and Mrs. Marshall filed an answer to the complaint on February 22, 2002. On March 26, 2002, plaintiff's counsel and counsel for the company met and conferred to discuss alternative dispute resolution alternatives, discovery and initial disclosure. A Case Management Conference is scheduled for April 22, 2002.


         Bottomly vs. Medizone International, Inc., Civil No. 020900403, (Third Judicial District Court for Salt Lake County). Nathaniel and Ross Bottomly and Jeff Pace, who claim to be shareholders of Medizone, brought this action. Other defendants named in the complaint are Ed and Jill Marshall. The plaintiffs allege that the company and the Marshalls have mismanaged the company's finances. The company and the Marshalls deny any wrongdoing and will vigorously defend themselves against the claims of these plaintiffs. The company and the Marshalls filed an answer with the court on February 25, 2002. On April 12, 2002 the company also file a Schedule 14 A with the Securities and Exchange Commission, responding to the allegations of the Bottomlys and Pace in proxy solicitation materials they have circulated.


         The company believes the allegations made by the plaintiffs are false and distort the company's previous disclosures in the company's SEC filings. The company filed its own lawsuit against the Bottomlys and Pace on April 5, 2002. The company's complaint alleges that the defendants have violated federal laws by using materially misleading and false statements to solicit the vote of shareholders to replace the company's current management. In addition to the Bottomlys and Pace, defendants to the company's lawsuit include Advocates of Medizone, an unincorporated entity founded by these individual defendants, and John Does 1 through 25. The complaint was filed in the United States District Court Northern District of California.


                                     Part II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters


         Medizone's shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.


         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of Medizone's common stock during each of the four calendar quarters of fiscal 2001 and 2000. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of Medizone's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                                Bid Price

                  Year              Calendar Period           High     Low
                  ----              ---------------           ----     ---
                  2001              First Quarter             $0.20    $0.13
                                    Second Quarter            $0.47    $0.13
                                    Third Quarter             $0.31    $0.13
                                    Fourth Quarter            $0.21    $0.06

                  2000              First Quarter             $0.80    $0.16
                                    Second Quarter            $0.66    $0.27
                                    Third Quarter             $0.52    $0.30
                                    Fourth Quarter            $0.41    $0.14


         As of March 27, 2002, there were approximately 3,500 holders of record of Medizone's common stock, and approximately 4,500 beneficial owners.


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


Recent Sales of Unregistered Securities


         On February 16, 2001, Medizone sold 500,000 shares of common stock to an accredited investor at a price of $0.20 per share, or gross proceeds of $100,000. The company also issued warrants to the investor to purchase an additional 1,000,000 shares of stock at $0.20 per share. The warrants expire in February 2003.


         On March 21, 2001, the company sold 200,000 shares of common stock to an accredited investor at $0.15 per share, or gross proceeds of $30,000. The company also issued warrants to the investor to purchase 400,000 shares of stock at $0.15 per share, exercisable over a two-year term. These warrants expire in March 2003.


         On April 6, 2001, the company sold 166,666 shares of common stock to an accredited investor at $0.15 per share, or gross proceeds of $24,985. The company also issued warrants to this investor to purchase 166,666 shares at $0.15 per share. These warrants expire in April 2003.


         On April 19, 2001, the company sold 555,555 shares of common stock to an accredited investor at $0.18 per share, or gross proceeds of $99,996. The company also issued warrants to this investor to purchase 555,555 shares of common stock at $0.18 per share. These warrants expire in April 2003.


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


         The company spent $67,333 for research and development in 2001, compared to $170,000 in 2000. Since inception Medizone has spent a total of $2,645,186 for research and development related to its ozone technology and related apparatus.


         General and administrative expenses were $620,708 in 2001, compared to $787,610 in 2000. These expenses include professional fees, payroll, insurance costs and travel expenses. The company's lack of cash has prevented the company from paying all accrued salary and other expenses during 2001.


         Notes payable totaled $303,491 in 2001, compared to $280,491 in 2000. Interest expense on these obligations totaled $23,262 in 2001, compared to $22,439 in 2000. The applicable interest rates on this debt ranged from 0% to 10% percent per annum.

Liquidity and Capital Resources


         At December 31, 2001, Medizone had a working capital deficiency of $1,435,644 compared to a working capital deficiency of $989,548 at December 31, 2000. The company's stockholder's deficit at December 31, 2001 was $1,435,644, compared to a stockholders' deficiency of $974,571 the previous year.


         Medizone will continue to require additional funding to enable it to fund research necessary to make the appropriate regulatory application and continue operations. It is expected that these funds will be generated by the sale of Medizone's securities.


         Given the company's current negative cash flows, it will be difficult for it to continue as a going concern without an influx of capital. While management has continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.


         The company's audited financial statements included in this annual report on Form 10-KSB have been prepared on the assumption that we will continue as a going concern. To date it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to discontinue operations. Even if additional financing is available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders.


         In 2000, the company announced that it had received a commitment for $20,000,000 in funding from the Groundell Trust, an Asian-Pacific Island philanthropic investment group. The investor committed to make the investment on the initial $10,000,000 at a price of $5.00 per common share. The second tranche of funding, also for $10,000,000, was to be based on the company's stock performance in 2001. The investor informed the company that the funds to be invested under its commitment letter were to be provided by a portion of an anticipated commission payment payable to the investor upon closing of a series of very large and complicated multi-national financing transactions and that the investor believed those transactions would close within six weeks of the delivery of its commitment to the company. Because of the sensitive nature of the transactions that were (and continue to be) in process, the investor required the company, as a condition to the receipt of the commitment, to keep any additional details of their transaction entirely confidential. The investor approved the contents of a press release describing the transaction that was distributed by the company.


         To date the financing transactions that are to provide the source of funds for the investor's purchase of shares in the company have not closed. Over the course of the past two years, the investor has repeatedly confirmed its commitment to invest a total of $20,000,000 in the company by the purchase of common stock. Due to the passage of the time beyond the date originally contemplated for the payment of the second tranche of the financing, the investor has verbally agreed to invest the full $20,000,000 in a single closing. The investor has continued to assure the company that the transactions continue to progress toward closing, but has also indicated that the final closing of the transactions has been delayed by a series of events outside the control of the numerous parties to the transactions, including the terrorist attacks on the United States in September 2001.


         The company's management remains in close contact with the investor. Although there can be no assurance that the investment will be made as committed, management believes it will close eventually under the terms. The commitment letter is attached to this report as an exhibit. The company has advised the investor that it will accept the funds upon execution of a written subscription agreement at the time the funds are delivered.


         The company continues to seek funding from other sources, including sources that have been introduced from time to time by shareholders and affiliates of the company. However, with the exception of the sales of securities described in this report, these efforts have not been successful.


Forward-Looking Statements and Risks


         The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the

Securities Exchange Act. These statements regard the company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the this report under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The company believes that many of the risks detailed here are part of doing business in the industry in which it intends to operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and the company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.


Recent Developments


         Subsequent to December 31, 2001, the company sold 1,000,000 shares of common stock to an accredited investor at $0.10 per share, or gross proceeds of $100,000. We also granted the investor warrants to purchase 1,000,000 shares of stock at $0.10 per share, exercisable over a two-year term. The company also issued 677,368 shares of common stock in April 2002, valued at $67,737, in lieu of debt repayment and services rendered.


                                    Part III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following table contains information concerning the directors and executive officers of Medizone as of December 31, 2001.


Name                       Age      Position


Edwin G. Marshall          59       Chairman of the Board, CEO


Richard G. Solomon         59       Director


Jill C. Marshall           50       Chief Operating Officer, Corporate Secretary





         Edwin G. Marshall became Chairman of the Board & Chief Executive Officer in April 1998 and has been with Medizone since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business pursuits. Since 1992 he has concentrated on his own investments, and since 1997 devoted substantially all of his time to management responsibilities with Medizone.


         Richard Garrett Solomon, Director and Executive Officer of Medizone New Zealand Limited, a partially owned subsidiary of Medizone. Mr. Solomon first invested in Medizone in 1992. In 1995, Mr. Solomon and Medizone formed Medizone New Zealand as a 50/50-owned joint venture. Between January 1996 and February 1997, Mr. Solomon was a director of Medizone. He was reappointed to the board of directors in May 2000. Mr. Solomon received a Bachelor of Commerce degree (University of Otago), Diploma of Business and Industrial Administration
(University of Auckland), and he is an Associate Chartered Accountant. Mr. Solomon's career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited. He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc.


         Jill C. Marshall, NMD has been the Chief Operating Officer, Corporate Secretary, and Director of Investor Relations of Medizone since April 1998. Dr. Marshall is the recipient of a Doctor of Naturopathic Medicine degree from The Southern College of Naturopathic Medicine and a Bachelor of Arts degree from California State University at Long Beach, where she majored in Sociology and Health Education. She brings a successful background in Naturopathic healing, teaching, sales training and marketing to Medizone with 20 years experience working in corporate environments. Dr. Marshall's previous sales and marketing clients include: Foundation Health, Plus Financial, Principal Financial Group, Paul Revere Companies, Discovery Toys, Lotus Development, Pacific Bell, PG&E and Blue Shield of California. Dr. Marshall is the wife of Ed Marshall, Medizone's CEO.


Item 10.          Executive Compensation

         The following Summary Compensation Table shows compensation paid by the Company to the Chief Executive Officer of the Company for each of the past 2 years. No officer of the Company was paid more than $100,000 during 1999.

                           Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                      Annual Compensation             Awards
                      ----------------------------------------------------------
Name and Principal
Position              Year     Salary           Bonus             Options (#)
--------------------------------------------------------------------------------
Edwin G. Marshall     2001     $170,000 (1)     $   0                 0
Chairman and CEO      2000     $ 99,166 (2)     $   0                 0
                      1999     $      0 (3)     $   0                 0


(1) Of the amount indicated, a total of $42,500 was paid in cash. The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds.

(2) The board of directors established the CEO's annual compensation package in 2000 to be $170,000. However, cash flow has never provided sufficient funds to pay the total accrued salary. The company remains indebted to the CEO for the payment of accrued salary in the amount of $70,834.


(3) In January 2000, the board of directors authorized the issuance of 750,000 shares of common stock, valued at $.175 per share, as payment of compensation for calendar year 1999. The value of the shares was based on the closing price of Medizone's common stock as reported by the OTC Bulletin Board on the dates of issue.


         Medizone has no employment agreements with any employee at this time.


         Medizone's board of directors does not have a compensation committee. The board of directors determines matters concerning the compensation of executive officers. When the resources of the company allow, it is anticipated that directors will be paid an annual fee and a fee for attendance at meetings of the board and meetings of committees of the board. Due to the resignation in December of Gerard V. Sunnen as a director of the company, a vacancy was created. The remaining members of the board appointed Daniel D. Hoyt a businessman from Indianapolis, Indiana to fill that vacancy on April 2, 2002. Mr. Hoyt is a shareholder of Medizone. He is a graduate of Indiana University, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years he has become a highly recognized leader in the life insurance industry. Mr. Hoyt's clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. Mr.

Hoyt currently serves as the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.


Item 11.          Security Ownership of Certain Beneficial Owners and Management


         The following table contains information as of April 9, 2002, regarding beneficial stock ownership of (1) all persons known to Medizone to be beneficial owners of more than 5% of the outstanding common stock, (2) each director and each person who served at any time during fiscal year 2001 as CEO of Medizone, and (3) officers and directors of Medizone at April 9, 2002, as a group. Each of the persons in the table below has sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.


                                                 Number of Shares          Percent of
Name and Address                                 Beneficially Owned        Outstanding Shares
                                                 ------------------        ------------------

Edwin G. Marshall                                   12,059,241(1)              7.6%
Chairman of the Board,
Chief Executive Officer
P.O. Box 742
Stinson Beach, CA 94970

Richard G. Solomon                                    7,130,001(2)             4.5%
Board Member, Medizone International
Director, Medizone New Zealand, Ltd.
77 Seaview Road
Remuera, Auckland 1005
New Zealand

Daniel D. Hoyt                                         3,000,000(3)            1.9%
1 American Square, Suite 1610
Indianapolis, IN 82040

Jill C. Marshall, ND                                  12,059,241(4)            7.6%
Chief Operating Officer,
Corporate Secretary
P.O. Box 742
Stinson Beach, CA 94970

All Officers and Directors
as a Group  (5 persons):                              22,189,242(5)           14.1%



         (1) Amount indicated includes (i) 920,000 shares owned of record by Jill Marshall, Mr. Marshall's wife and the COO, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,129,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Edwin and Jill Marshall as joint tenants and (v) 20,500 shares held in street name.

         (2) Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.

         (3) Includes warrants to purchase 1,150,000 shares of common stock at prices ranging from $0.15 to $0.20 per share, and 1,850,000 shares owned of record.

         (4) Amount indicated includes (i) 920,000 shares owned of record, (ii) 4,936,507 shares owned by Sand Dollar, of which her husband is the general partner, (iii) 6,129,366 shares owned by Mrs. Marshall's husband, (iv) 52,869 shares held by Edwin Marshall and Jill Marshall as joint tenants and (iv) 20,500 shares held in street name.


         (5) Based on a total of 157,015,387 shares outstanding; duplicate entries omitted.


Compliance with Section 16(a) of The Exchange Act


         Section 16(a) of the Securities Exchange Act of 1934 requires the company's officers and directors, and persons who beneficially own more than 10% of a registered class of the company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a). The company is not aware of any transactions in its common stock by or on behalf of any director, executive officer or 10%-holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2001, that was not timely filed with the Commission.


Item 12. Certain Relationships and Related Transactions


The Sand Dollar Solution


         The Sand Dollar Solution ("Sand Dollar") is a limited partnership. Mr. Marshall, the company's CEO and Chairman is the general partner of Sand Dollar. In 1999, Sand Dollar exercised warrants to purchase a total of 936,507 shares of common stock at $.07 per share, or a total of $65,555.


         In January 2000, Sand Dollar exercised warrants to purchase 3,142,857 shares of common stock at $.07 per share, or a total of $220,000. In April 2000, warrants held by Sand Dollar for the purchase of 37,682,540 shares of common stock at prices ranging from $0.07 per share to $0.15 per share expired. In May 2001, warrants held by an affiliate of Sand Dollar for the purchase of 25,000,000 shares at $0.20 per share expired.


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


         10.30 Loan Agreements between Company and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (9)


         10.31 Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993 (9)


         10.32 Letter Agreement dated March 23, 1993 between Company and the Italian Scientific Society (10)


         10.33             Contract between Company and Capmed USA (10)


         10.34 Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous (11)


         10.35 Agreement made as of January 1, 1995, between Medizone International, Inc.and Joseph S. Latino (11)


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

         10.47             Funding commitment letter from Groundell Trust.


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

                               MEDIZONE INTERNATIONAL, INC.


                               By:   /s/ Edwin G. Marshall
                                   -----------------------------------
                               Edwin G. Marshall
                               Chairman of the Board and Chief Executive Officer

                               By: /s/ Steve Hanni
                                  ------------------------------------
                               Acting Principal Accounting Officer

Date: April 12, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


Date: April 12, 2002              /s/ Edwin G. Marshall
                                --------------------------------------

                                Edwin G. Marshall, Chief Executive Officer and Director


Date: April 12, 2002              /s/ Richard Solomon
                                --------------------------------------
                                Richard Solomon, Director

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report............................................. 3

Consolidated Balance Sheet............................................... 4

Consolidated Statements of Operations.................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)................ 6

Consolidated Statements of Cash Flows....................................15

Notes to the Consolidated Financial Statements...........................17

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiaries
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of

December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception on January 31, 1986 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and from inception on January 31, 1986 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders' equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 15, 2002

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                          December 31,
                                                                 2001

CURRENT ASSETS

   Cash and cash equivalents                              $                -
                                                          ------------------

     Total Current Assets                                                  -
                                                          ------------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                          10,226
                                                          ------------------

OTHER ASSETS

   Receivable from affiliate, net (Note 1)                                 -
                                                          ------------------

     Total Other Assets                                                    -
                                                          ------------------

     TOTAL ASSETS                                         $           10,226
                                                          ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Bank overdraft                                                             $                8
   Accounts payable                                                                      397,722
   Due to shareholders (Note 8)                                                              855
   Accrued expenses (Note 3)                                                             743,794
   Notes payable (Note 6)                                                                303,491
                                                                              ------------------

     Total Current Liabilities                                                         1,445,870
                                                                              ------------------

     Total Liabilities                                                                 1,445,870
                                                                              ------------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001 par value,
    155,338,019 shares issued and outstanding                                            155,338
   Additional paid-in capital                                                         15,455,220
   Deficit accumulated during the development stage                                  (17,046,202)
                                                                              ------------------

     Total Stockholders' Equity (Deficit)                                             (1,435,644)
                                                                              ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $           10,226
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                         From
                                                                                                     Inception on
                                                                                                      January 31,
                                                                       For the Years Ended           1986 Through
                                                                             December 31,            December 31,
                                                               ---------------------------------
                                                                       2001              2000             2001
                                                               ---------------   ---------------  ----------------

REVENUE                                                        $             -   $             -  $        133,349
                                                               ---------------   ---------------  ----------------

EXPENSES

   Cost of sales                                                             -                 -           103,790
   Research and development                                             67,333           170,000         2,645,186
   General and administrative                                          620,708           787,610        12,737,190
   Expense on extension of warrants (Note 5)                                 -         1,743,468         1,866,857
   Bad debt expense                                                          -                 -            48,947
   Depreciation and amortization                                         4,751             5,621            37,770
                                                               ---------------   ---------------  ----------------

     Total Expenses                                                    692,792         2,706,699        17,439,740
                                                               ---------------   ---------------  ----------------

     Loss from Operations                                             (692,792)       (2,706,699)      (17,306,391)
                                                               ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Minority interest in loss                                                 -                 -            26,091
   Other income                                                              -                 -            19,780
   Gain on sale of Subsidiaries (Note 1)                                       -                 -           208,417
   Interest expense                                                    (23,262)          (22,439)         (888,837)
                                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                                      (23,262)          (22,439)         (634,549)
                                                               ---------------   ---------------  ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                                       (716,054)       (2,729,138)      (17,940,940)
                                                               ---------------   ---------------  ----------------

EXTRAORDINARY ITEMS

   Lawsuit settlement (Note 4)                                               -           415,000           415,000
   Debt forgiveness (Note 4)                                                 -           127,000           479,738
                                                               ---------------   ---------------  ----------------

     Total Extraordinary Items                                               -           542,000           894,738
                                                               ---------------   ---------------  ----------------

NET LOSS                                                       $      (716,054)  $    (2,187,138) $    (17,046,202)
                                                               ===============   ===============  ================

BASIC INCOME (LOSS) PER SHARE

   Loss before extraordinary items                             $         (0.00)  $         (0.02)
   Extraordinary items                                                    0.00              0.00
                                                               ---------------   ---------------

     Basic Income (Loss) Per Share                             $         (0.00)  $         (0.02)
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             155,052,479       154,371,805
                                                               ===============   ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                 Common Stock                         Additional      During the
                                             ---------------------------------------------------        Paid-in       Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, January 31, 1986 (inception)                       -  $             -   $             -  $               - $             -

Initial capitalization of Medizone -
 Nevada at $0.03 per share                          5,500,000            5,500                 -           150,128                -

Common shares issued in acquisition
 of Medizone - Delaware (Note 1)                   37,500,000           37,500                 -           (37,500)               -

Common stock issued for services
 rendered in July 1986 at $0.10
 per share                                             50,000               50                 -             4,950                -

Common stock issued in conversion
 of warrants during 1986 at $0.10
 per share                                          7,814,600            7,815                 -           773,645                -

Stock issuance costs                                        -                -                 -          (105,312)               -

Net loss for the year ended
 December 31, 1986                                          -                -                 -                 -         (796,068)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1986                         50,864,600           50,865                 -           785,911         (796,068)

Common stock issued upon exercise
 of warrants in January 1987 at $0.10
 per share                                              2,600                2                 -               257                -

Common stock issued for patent in
 March 1987 at $0.69 per share                      1,000,000            1,000                 -           692,750                -

Common stock issued for cash in
 June 1987 at an average price of
 $0.16 per share                                      950,000              950                 -           149,050                -

Common stock issued for services
 in June and July 1987 at an
 average price of $0.12 per share                     203,167              203                 -            24,314                -

Common stock issued through
 exercise of options in August 1987
 at $1.75 per share                                   250,000              250                 -           437,250                -

Net loss for the year ended
 December 31, 1987                                          -                -                 -                 -       (2,749,400)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1987                         53,270,367  $        53,270   $             -  $      2,089,532  $    (3,545,468)
                                             ----------------  ---------------   ---------------  ----------------  ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                    Additional      During the
                                             ---------------------------------------------------        Paid-in       Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1987                         53,270,367  $        53,270   $             -  $      2,089,532  $    (3,545,468)

Common stock issued through exercise
 of options in January 1988 at $0.50
 per share                                            200,000              200                 -            99,800                -

Common stock issued for cash in
 September 1988 at $0.08 per share                  1,000,000            1,000                 -            79,000                -

Common stock issued for services
 at an average price of $0.23
 per share                                             35,000               35                 -             7,965                -

Additional capital contributed                              -                -                 -           174,126                -

Net loss for the year ended
 December 31, 1988                                          -                -                 -                 -         (714,347)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1988                         54,505,367           54,505                 -         2,450,423       (4,259,815)

Common stock issued for services
 at an average price of $0.18 per
 share                                                261,889              262                 -            46,363                -

Common stock issued for cash at
 an average price of $0.05 per share                5,790,000            5,790                 -           285,710                -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.12 per share                4,749,532            4,750                 -           578,978                -

Common stock issued upon exercise
 of options at $0.16 per share                        375,000              375                 -            59,125                -

Net loss for the year ended
 December 31, 1989                                          -                -                 -                 -         (862,051)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1989                         65,681,788  $        65,682   $             -  $      3,420,599  $    (5,121,866)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                   Additional      During the
                                             ---------------------------------------------------       Paid-in        Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1989                         65,681,788  $        65,682   $             -  $      3,420,599  $    (5,121,866)

Common stock issued for services
 at $0.10 per share                                   880,000              880                 -            87,120                -

Common stock issued for cash at an
 average price of $0.04 per share                   4,250,000            4,250                 -           175,250                -

Common stock issued for services
 and in lieu of outstanding debt at
 an average price of $0.06 per share                2,422,727            2,423                 -           137,577                -

Additional capital contributed                              -                -                 -           100,000                -

Net loss for the year ended
 December 31, 1990                                          -                -                 -                 -         (606,309)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1990                         73,234,515           73,235                 -         3,920,546       (5,728,175)

Common stock issued for cash at an
 average price of $0.07 per share                   4,366,667            4,366                 -           305,634                -

Common stock issued for services
 at an average price of $0.17 per
 share                                                425,000              425                 -            72,075                -

Common stock issued through
 exercise of options at an average
 price of $0.45 per share                             450,000              450                 -           204,050                -

Additional capital contributed                              -                -                 -             5,000                -

Net loss for the year ended
 December 31, 1991                                          -                -                 -                 -       (1,220,152)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1991                         78,476,182  $        78,476   $             -  $      4,507,305  $    (6,948,327)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                    Additional      During the
                                             ---------------------------------------------------         Paid-in      Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1991                         78,476,182  $        78,476   $             -  $      4,507,305  $    (6,948,327)

Common stock issued for services
 at $0.20 per share                                   151,500              152                 -            30,148                -

Common stock issued in lieu of
 debt at $0.15 per share                              250,000              250                 -            37,250                -

Common stock issued for cash at
 an average price of $0.16 per share                2,702,335            2,702                 -           427,648                -

Common stock issued through
 exercise of options at $0.50
 per share                                            250,000              250                 -           124,750                -

Additional capital contributed                              -                -                 -            81,100                -

Net loss for the year ended
 December 31, 1992                                          -                -                 -                 -         (649,941)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1992                         81,830,017           81,830                 -         5,208,201       (7,598,268)

Common stock issued for services
 at an average price of $0.10
 per share                                          5,347,219            5,347                 -           542,859                -

Common stock issued for cash at
 an average price of $0.18 per share                1,471,666            1,472                 -           269,528                -

Common shares subscribed for
 at $0.10 per share                                         -                -             2,619           259,296                -

Net loss for the year ended
 December 31, 1993                                          -                -                 -                 -       (1,598,342)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1993                         88,648,902  $        88,649   $         2,619  $      6,279,884  $    (9,196,610)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                   Additional       During the
                                             ---------------------------------------------------        Paid-in       Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1993                         88,648,902  $        88,649   $         2,619  $      6,279,884  $    (9,196,610)

Common stock issued for services
 at $0.10 per share                                 1,431,590            1,431                 -           141,727                -

Common shares subscribed for at
 $0.10 per share                                            -                -             9,552           945,682                -

Common shares subscribed for as
 cancellations of indebtedness at
 $0.10 per share                                            -                -               417            41,234                -

Common shares subscribed for as
 cancellation of indebtedness at
 $0.18 per share                                            -                -            11,250         2,022,379                -

Issuance of subscribed stock                       10,384,900           10,385           (10,385)                -                -

Issuance of shares in recognition
 of disparity in purchase price in
 offering                                           1,125,834            1,126                 -            (1,126)               -

Prior period adjustment                                     -                -                 -                 -          219,422

Net loss for the year ended
 December 31, 1994                                          -                -                 -                 -       (1,126,315)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1994                        101,591,226  $       101,591   $        13,453  $      9,429,780  $   (10,103,503)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                    Additional      During the
                                             ---------------------------------------------------        Paid-in       Development
                                                   Shares           Amount         Subscribed           Capital          Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1994                        101,591,226  $       101,591   $        13,453  $      9,429,780  $   (10,103,503)

Redeemable common shares
 converted to common stock                            200,000              200                 -            39,800                -

Common stock issued for services
 at $0.10 per share                                 2,050,000            2,050                 -           202,950                -

Issuance of subscribed stock                       17,524,860           17,524           (17,524)                -                -

Cancellation of common shares                      (1,242,727)          (1,242)                -           (70,563)               -

Common shares subscribed for at
 $0.10 per share                                            -                -             9,118           902,707                -

Prior period adjustment                                     -                -                 -                 -           71,806

Additional capital contributed                              -                -                 -            50,000                -

Net loss for the year ended
 December 31, 1995                                          -                -                 -                 -       (1,081,027)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1995                        120,123,359          120,123             5,047        10,554,674      (11,112,724)

Common stock issued for cash
 at $0.10 per share                                   100,000              100                 -             9,900                -

Common stock issued for services
 at $0.10 per share                                 1,415,875            1,416                 -           140,171                -

Issuance of subscribed stock                        8,412,379            8,413            (8,413)                -                -

Common shares subscribed for
 at $0.11 per share                                         -                -             6,456           718,991                -

Net loss for the year ended
 December 31, 1996                                          -                -                 -                 -       (1,329,395)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1996                        130,051,613  $       130,052   $         3,090  $     11,423,736  $   (12,442,119)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                               Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                  Additional        During the
                                             ---------------------------------------------------      Paid-in         Development
                                                   Shares           Amount         Subscribed         Capital            Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1996                        130,051,613  $       130,052   $         3,090  $     11,423,736  $   (12,442,119)

Issuance of subscribed stock                        3,089,680            3,090            (3,090)                -                -

Common shares subscribed for
 at $0.07 per share                                         -                -             5,714           394,287                -

Common stock issued for services
 at $0.10 per share                                 3,746,336            3,746                 -           370,886                -

Net loss for the year ended
 December 31, 1997                                          -                -                 -                 -         (775,559)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1997                        136,887,629          136,888             5,714        12,188,909      (13,217,678)

Common stock issued through
 exercise of warrants at $0.07
 per share                                            857,142              857                 -            59,143                -

Common stock issued in lieu of
 debt at $0.05 per share                              864,747              865                 -            42,372                -

Issuance of subscribed stock                        5,714,286            5,714            (5,714)                -                -

Cancellation of common shares                        (630,000)            (630)                -               630                -

Common stock issued for services
 at $0.05 per share                                 3,465,000            3,465                 -           169,786                -

Common stock issued for services
 at $0.09 per share                                   750,000              750                 -            63,785                -

Common stock issued in lieu of
 debt at $0.09 per share                              967,630              967                 -            82,214                -

Common stock issued for services
 at $0.08 per share                                    50,000               50                 -             3,700                -

Net loss for the year ended
 December 31, 1998                                          -                -                 -                 -         (565,761)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1998                        148,926,434  $       148,926   $             -  $     12,610,539  $   (13,783,439)
                                             ----------------  ---------------   ---------------  ----------------  ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                       Common Stock                   Additional     During the
                                             ---------------------------------------------------        Paid-in      Development
                                                   Shares           Amount         Subscribed           Capital         Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1998                        148,926,434  $       148,926   $             -  $     12,610,539  $   (13,783,439)

Common stock issued for services
 at $0.07 per share                                    25,000               25                 -             1,725                -

Common stock issued through exercise
 of warrants at $0.07 per share                       936,507              937                 -            64,618                -

Additional expense for extension of
 warrants below market value                                -                -                 -           123,389                -

Net loss for the year ended
 December 31, 1999                                          -                -                 -                 -         (359,571)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1999                        149,887,941          149,888                 -        12,800,271      (14,143,010)

Common stock issued through
 exercise of warrants at $0.07 per share            3,142,857            3,143                 -           216,857                -

Common stock issued for debt at
 $0.11 per share                                    2,020,000            2,020                 -           220,180                -

Common stock issued for debt at
 $0.147 per share                                      95,000               95                 -            13,905                -

Common stock issued for services
 at $0.175 per share                                  350,000              350                 -            60,900                -

Common stock issued for debt at
 $0.20 per share                                       20,000               20                 -             3,980                -

Common stock issued for debt at
 $0.55 per share                                      100,000              100                 -            54,900                -

Cancellation of common stock                       (2,000,000)          (2,000)                -             2,000                -

Common stock issued for services
 at $0.285 per share                                  300,000              300                 -            85,200                -

Additional expense for extension of
 warrants below market value                                -                -                 -         1,743,468                -

Net loss for the year ended
 December 31, 2000                                          -                -                 -                 -       (2,187,138)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2000                        153,915,798  $       153,916   $             -  $     15,201,661  $   (16,330,148)
                                             ----------------  ---------------   ---------------  ----------------  ---------------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                   Additional       During the
                                             ---------------------------------------------------       Paid-in        Development
                                                   Shares           Amount         Subscribed          Capital           Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2000                        153,915,798  $       153,916   $             -  $     15,201,661  $   (16,330,148)

Common stock and warrants issued
 for cash at $0.20 per share                          500,000              500                 -            99,500                -

Common stock and warrants issued
 for cash at $0.15 per share                          200,000              200                 -            29,800                -

Common stock and warrants issued
 for cash at $0.15 per share                          166,666              167                 -            24,818                -

Common stock and warrants issued
 for cash at $0.18 per share                          555,555              555                 -            99,441                -

Net loss for the year ended
 December 31, 2001                                          -                -                 -                 -         (716,054)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2001                        155,338,019  $       155,338   $             -  $     15,455,220  $   (17,046,202)
                                             ================  ===============   ===============  ================  ===============





        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        From
                                                                                                     Inception on
                                                                       For the Years Ended           January 31,
                                                                             December 31,            1986 Through
                                                               ---------------------------------     December 31,
                                                                       2001              2000           2001
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $      (716,054)  $    (2,187,138) $    (17,046,202)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                       4,751             5,621            37,770
     Stock issued for services                                               -           146,750         3,015,916
     Expense for extension of warrants below market
      value                                                                  -         1,743,468         1,866,857
     Bad debt expense                                                        -                 -            48,947
     Minority interest in loss                                               -                 -           (26,091)
     Loss on disposal of assets                                              -                 -           693,752
     Gain on settlement of debt                                              -          (127,000 )        (188,510)
     Gain on lawsuit settlement                                              -          (415,000)         (415,000)
   Changes in assets and liabilities:
     (Increase) in prepaid expenses
      and deposits                                                           -                 -           (48,947)
     Increase in accounts payable                                       57,948            23,604           772,802
     Increase in accrued expenses                                      372,143           187,606         1,146,816
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                          (281,212)         (622,089)      (10,141,890)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Organization costs                                                        -                 -            (8,904)
   Purchase of fixed assets                                                  -           (14,931)          (39,090)
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Investing Activities                                 -           (14,931)          (47,994)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                            8                 -                 8
   Proceeds from lawsuit settlement                                          -           415,000           415,000
   Principle payments on notes payable                                       -                 -          (192,774)
   Cash received from notes payable and related
      party payable                                                     23,855                 -         1,130,373
   Capital contributions                                                     -                 -           421,847
   Stock issuance costs                                                      -                 -          (105,312)
   Increase in minority interest                                             -                 -            14,470
   Issuance of common stock for cash                                   254,981           220,000         8,506,272
                                                               ---------------   ---------------  ----------------

       Net Cash Provided by Financing Activities                       278,844           635,000        10,189,884
                                                               ---------------    --------------   ---------------

NET (DECREASE) IN CASH                                                  (2,368)           (2,020)                -

CASH AT BEGINNING OF PERIOD                                              2,368             4,388                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             -   $         2,368  $              -
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                        From
                                                                                                    Inception on
                                                                       For the Years Ended          January 31,
                                                                             December 31,           1986 Through
                                                               ---------------------------------    December 31,
                                                                       2001              2000           2001
                                                               ---------------   ---------------  ----------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                    $             -   $             -  $         26,483
   Income taxes                                                $             -   $             -  $              -

NON-CASH FINANCING ACTIVITIES

   Stock issued for services                                   $             -   $       146,750  $      3,015,916
   Stock issued for conversion of debt                         $             -   $       295,200  $      4,071,493
   Stock issued for license agreement and patent               $             -   $             -  $        693,752

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

              On November 18, 1987, MedCan was incorporated under the laws of the Province of British Columbia. Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States. As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00. Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation
              (AGMC), (which later changed its name to International Blue Sun Resource Corporation), AGMC purchased 130,000 shares of MedCan for $100,000. On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments, (a Utah corporation) (KPC). Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares. KPC then changed its name to Medizone Canada, Ltd. (MCL). MedCan acquired all of the assets of MCL, consisting solely of cash in the amount of approximately $89,000.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              In June 1998, the Company sold its interest in MCL for $125,000 cash and debt assumed of $8,417 less fees of $25,000 in a private transaction which resulted in a gain of $108,417 for the year ended December 31, 1998. The Company retained ownership, however, of all of the issued and outstanding stock of MedCan, the Canadian Subsidiary.

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

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Solomon (Solomon), a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which $50,000 was thereupon loaned by the Company to MNZ on a demand basis (see Note 1(i)).

              Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the Licensing Agreement) and a Managing Agent Agreement (the Managing Agent Agreement).

              Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement will terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the Guaranteed Minimum Royalty) in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days notice. Commencing on the first sale to a user by MNZ, the Company will receive a sales royalty in an amount equal to 10% of MNZ's gross annual sales under the License Agreement.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              b.  Formation of Joint Venture (Continued)

              Pursuant to the Managing Agent Agreement, MNZ will act as the Company's agent in the finding of other licensees of the Company's patents and trademark in the following countries: Australia (including Australia and New Zealand), the South Pacific Islands and South East Asia (including the Philippines, Indonesia and Vietnam). Licensing fees obtained as a result of the Managing Agent Agreement will be divided between the Company and MNZ on a sliding scale as set forth below:

                                                                                Medizone           Medizone
                                                                             International,      New Zealand
                                                                                  Inc.             Limited
                                                                            ------------------  ------------------

              Initial license                                                     50%                 50%

              Subsequent license fees up to $500,000                              50%                 50%

              Subsequent license fees between $500,000
                and $750,000                                                      75%                 25%

              Subsequent license fees in excess of $750,000                       85%                 15%

              MNZ and the Company will also divide any net royalties paid to the Company pursuant to any license obtained pursuant to the Managing Agent Agreement, with MNZ being paid 10% of the net royalties and the Company receiving 90% of the net royalties.

              The Managing Agent Agreement will expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

              Pursuant to Emerging Issued Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 2001.

              c.  Business Activities

              The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

              On May 16, 1994, the Company announced that human trials were to commence at the University of Naples ("Naples"). However, after the termination of the Company's former President, the Company's inquiry into the conduct of its operations during the former President's tenure, that disclosed that human clinical trials of the Company's ozone therapy on patients infected with either Acquired Immunodeficiency Syndrome (AIDS) or Hepatitis B (chronic active) had not been authorized by Naples or commenced at that institution. The Company also learned that the Italian Ministry of Health had not issued approvals for human clinical trials to commence at certain sites as previously disclosed. While the ethics committees at certain university hospitals have stated their approval for the Company to conduct Phase II trials, they would require the Company to have either completed a large animal study and Phase I human clinical trials or to have these requirements waived. The Company has never performed a large animal study or Phase I human clinical trials and does not possess the necessary data with respect to its ozone therapy to commence Phase II study. However, there does exist a broad use and understanding of ozone therapy throughout Europe and there have been numerous scientific articles published in European medical journals describing the use of ozone on humans.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c.  Business Activities (Continued)

              The Company has held discussions with an Italian Contract Research Organization (the ICRO) with a view to having the ICRO act as an intermediary on behalf of the Company with the Italian Ministry of Health and prepare a written submission to the Italian Ministry of Health regarding the data in the public domain on ozone therapy with a view to having the Italian Ministry of Health accept this material as proof of safety, toxicity and tolerance of the use of the Company's ozone technology on humans in lieu of having the Company perform a large animal study and possibly even Phase I human clinical trials. The ICRO would also design a research program and protocols for human clinical trials which would meet the standards of the European Union (EU) and Food and Drug Administration (FDA), monitor the clinical terms and collect and prepare analyses of the data produced by the trials. The Company will not be able to enter into a formal contract with the ICRO unless it obtains additional funding. If the Italian Ministry of Health does not accept the published evidence on the use of ozone therapy on humans, the Company will be required to perform its own Phase I human clinical trials and possible a large animal study. In late 1997, the Company entered into discussions with Italian and Belgian clinicians with regard to them performing Phase I human clinical trials. However, assuming the Italian Ministry of Health did not grant the Company's request for waiver, no formal agreements with these clinicians would be signed and the studies would not begin until the Company obtains additional funding. The Company estimates that it would require an infusion of approximately $1.5 million to advance the above-described research initiatives through the completion of a Phase III human clinical trials and submission of the data for approval to the Italian Ministry of Health.

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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Basic Loss Per Share (Continued)

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2001                2000
                                                                            ------------------  ------------------
              Numerator
                    - Loss before extraordinary items                       $         (716,054) $       (2,729,138)
                    - Extraordinary items                                                    -             542,000

              Denominator (weighted average number
               of shares outstanding)                                              155,052,479         154,371,805

              Basic Income (loss) per share
                    - Before extraordinary items                            $            (0.00) $            (0.02)
                    - Extraordinary items                                                 0.00                0.00
                                                                            ------------------  ------------------

              Basic Income (Loss) Per Share                                 $            (0.00) $            (0.02)
                                                                            ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

              g.  Newly Issued Accounting Pronouncements

              SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001, and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001.

              SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Newly Issued Accounting Pronouncements (Continued)

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long- lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

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

              i.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 2001.

              j.  Provision for Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Provision for Taxes

              At December 31, 2001, the Company had net operating loss carryforwards of $12,500,000 that may be offset against future taxable income and expire in years 2006 through 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2001                2000
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $          268,000  $          831,000
              Change in valuation allowance                                           (268,000)           (831,000)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              Deferred tax assets at December 31, 2001 and 2000 are comprised of the following:

                                                                                    2001                2000
                                                                            ------------------  ------------------

              Net operating loss carryforwards                              $        4,750,000  $        4,482,000
              Valuation allowance                                                   (4,750,000)         (4,482,000)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              Under the provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2001 and 2000 would have been unchanged from the reported net loss.

              However, under the provisions of SFAS No. 123, the Company recorded additional expense of $-0- and $1,743,468 for the years ended December 31, 2001 and 2000 as a result of warrants granted to non-employees based upon the Black-Scholes pricing model. Under the Black-Scholes method, the U.S. Treasury rate was used as the risk- free interest rate, the expected life of the warrants was 3 months to one year, the volatility used was based upon the historical price per share of shares sold, and there were no expected dividends.

              o.  Patents

              In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company's common stock from the former Chairman and Chief Executive Officer of the Company.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

              p.  Revenue Recognition Policy

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2001:

              Office equipment                                                                  $           19,249
              Furniture                                                                                      6,307
                                                                                                ------------------

                                                                                                            25,556
              Accumulated depreciation                                                                     (15,330)
                                                                                                ------------------

              Net property and equipment                                                        $           10,226
                                                                                                ==================

              Depreciation expense for the years ended December 31, 2001 and 2000 was $4,751 and $5,621, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 2001:

              Accrued payroll                                                                   $          531,500
              Accrued interest                                                                             194,746
              Accrued payroll taxes                                                                         17,548
                                                                                                ------------------

                            Total                                                               $          743,794
                                                                                                ==================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

              On December 3, 1999, the Company filed a complaint in the Third District Court of Salt Lake County, Utah against its former Chief Financial Officer. Among other things, the complaint filed by the Company sought a declaration from the Court regarding the enforceability of the former officer's employment contract, the right of the Company to terminate his employment and other relief. A settlement was agreed upon, under the terms of which the Company agreed to withdraw its compliant with prejudice and the former officer waived any further claim for wages or other compensation under his employment agreement. In addition, the former officer consented to the cancellation of 2,000,000 shares of common stock issued to him in prior years. On April 6, 2000, the Company settled this matter by paying its former Chief Financial Officer $35,000 and the Company received the 2,000,000 shares of common stock back for cancellation. The Company recognized a $127,000 gain on settlement of debt due to the fact that at the time of settlement, the Company had accrued $162,000 of debt to the former Chief Financial Officer.

              In January of 2000, the Company received $415,000 from its former President and Chief Executive Officer who was under an order of restitution from the State of New York.

              In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company's C.E.O., 2) $170,000 a year for the Company's President and Director of Research, and 3) $95,000 a year for the Company's C.O.O. and Corporate Secretary.

              The Company is also party to litigation matters as follows:

              Killian et al. vs. Medizone International, Inc. et al. This action was brought by five plaintiffs who alleged that they were patients of a former director of the Company and that they were defrauded and injured as a result of certain treatments. The Company has denied the allegations and has filed an answer to the complaint. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2001.

              Rakas vs. Medizone International, Inc. A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. The Company denies the allegations but has recorded an accrual of $25,000 at December 31, 2001 based upon initial proposed settlement terms. There has been no action in this matter since June 2001.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Bottomly et al. vs. Medizone International, Inc. et al. This action was brought by certain individuals who claim to be shareholders of the Company, who have alleged that the current officers and directors of the Company have mismanaged the Company's finances. The Company denies any wrongdoing and intends on vigorously contesting the case. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2001.

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              During 1988, the Company issued a total of 35,000 shares of common stock for services.

              During 1989, the Company issued 261,889 shares of common stock to various vendors and individuals for services rendered in 1988 and 1989. The Company also issued 5,790,000 shares to individuals in private transactions for aggregate proceeds of $291,500.

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

              During 2000, the Company issued 3,142,857 shares of common stock through the exercise of outstanding warrants at $0.07 per share for a total of $220,000. The Company issued common stock for services in two different instances during the year. One issuance was of 350,000 shares of common stock for a total of $61,250. The other issuance was for 300,000 shares of common stock for a total of $85,500. The Company issued common stock for debt in four separate instances. The first one being 2,020,000 shares of common stock issued for a total of $222,200. The second issuance was 95,000 shares of common stock for a total of $14,000. The third issuance was 20,000 shares of common stock for a total of $4,000. The fourth issuance was 100,000 shares of common stock for a total of $55,000. The Company also canceled 2,000,000 shares of common stock pursuant to the settlement agreement with the Company's former C.F.O. (See Note 4). The Company also recognized an additional expense of $1,743,468 for the extension of warrants below market value.

              During 2001, the Company issued a total of 1,422,221 shares of common stock at prices ranging from $0.15 to $0.20 per share for total proceeds of $254,981. Pursuant to these stock issuances, the Company granted warrants to purchase 2,122,221 shares of common stock at exercise prices of $0.15 to $0.20 per share. 25,000,000 warrants previously outstanding also expired during 2001, unexercised.

              As of December 31, 2001, the following warrants were outstanding:

                    Warrants                          Exercise Price                      Termination Dates
              ----------------------               ---------------------                  -----------------
                             750,000               $       0.20                           February 7, 2003
                             250,000               $       0.20                           February 16, 2003
                             400,000               $       0.15                           March 26, 2003
                             166,666               $       0.15                           April 6, 2003
                             555,555               $       0.18                           April 19, 2003

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2001:

              Notes payable to ten stockholders, due on demand, plus interest at
               10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon
               exercise of the lenders' option to
               acquire shares from the Company.                                                 $           60,815

              Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
               (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private
               placement transaction.                                                                       37,000

              Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with
               restricted stock
               at $0.10 per share if alternative financings do not occur.                                  182,676

              Note payable due to a shareholder who subsequently
               became a member of the Board of Directors, non-interest
               bearing, unsecured, due on demand.                                                           23,000
                                                                                                ------------------

              Total Notes Payable                                                                          303,491

              Less: Current Portion                                                                       (303,491)
                                                                                                ------------------

              Long-Term Notes Payable                                                           $                -
                                                                                                ==================

              The aggregate principal maturities of notes payable are as follows:

                                     Year Ended
                                    December 31,           Amount
                                    ------------      ------------------------------------------
                                          2002                                                  $          303,491
                                          2003                                                                   -
                                          2004                                                                   -
                                          2005                                                                   -
                                          2006                                                                   -
                                          2007 and thereafter                                                    -
                                                                                                ------------------

                                          Total                                                 $          303,491
                                                                                                ==================

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      STOCK OPTIONS

              All options are exercisable for a period of three years beginning on the date of grant. Compensation expense, measured as to the excess of the estimated fair value over the exercise price, was accrued over the service period. If, on the date of exercise, the estimated fair value of a share of the Company's common stock exceeded the exercise price, the exercise price was decreased by a like amount (but not below the par value of $0.001). At the end of each fiscal period, total accrued compensation was recorded as the difference between the adjusted exercise price and the fair market value at the end of the period for all exercisable shares. The total accrued compensation was adjusted each year for changes in the fair market value of the Company's stock and for option exercises and cancellations. The shares issued in connection with the exercise of the options were restricted shares to be held for investment purposes only.

              In 1995, as part of their employment agreements, the Company's president and chief executive officer, and vice-president and chief financial officer and treasurer were granted options to purchase an aggregate of 4,500,000 shares of the Company's common stock at an exercise price of $0.20 per share. The options expire on January 1, 1998. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6%, and expected lives of 3 years of the options.

              In 2000, the Company granted to the Company's legal counsel 250,000 options to purchase common stock at an exercise price of $0.55 per share. The options expire on March 21, 2003. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with a risk-free interest rate of 6.5% and an expected life of 3 years, with a 35% discount for lack of marketability. No additional expense was recorded for the year ended December 31, 2000 under the Black-Scholes option pricing model for these options.

              The following is a summary of options transactions:

                                                                                                    Weighted
                                                                                                     Average
                                                                                                    Exercise
              Fixed Options                                                       Shares             Price
              -------------                                                 ------------------  ------------------

              Balance - January 1, 1996                                              4,500,000  $             0.20
              Granted                                                                        -                   -
              Exercised                                                                      -                   -
              Forfeited                                                                      -                   -
                                                                            ------------------  ------------------

              Balance - December 31, 1996                                            4,500,000                0.20
              Granted                                                                        -                   -
              Exercised                                                                      -                   -
              Forfeited                                                             (3,000,000)                  -
                                                                            ------------------  ------------------

              Balance - December 31, 1997                                            1,500,000  $             0.20
                                                                            ------------------  ------------------

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      STOCK OPTIONS (Continued)

                                                                                                    Weighted
                                                                                                     Average
                                                                                                     Exercise
              Fixed Options (Continued)                                           Shares              Price
              -------------                                                 ------------------  ------------------

              Balance - December 31, 1997                                            1,500,000  $             0.20
              Granted                                                                        -                   -
              Exercised                                                                      -                   -
              Forfeited                                                                      -                   -
                                                                            ------------------  ------------------

              Balance, December 31, 1998                                             1,500,000                0.20
              Granted                                                                        -                   -
              Exercised                                                                      -                   -
              Forfeited                                                             (1,500,000)              (0.20)
                                                                            ------------------  ------------------

              Balance, December 31, 1999                                                     -                   -
              Granted                                                                  250,000                0.55
              Exercised                                                                      -                   -
              Forfeited                                                                      -                   -
                                                                            ------------------  ------------------

              Balance, December 31, 2000                                               250,000                0.55
              Granted                                                                        -                   -
              Exercised                                                                      -                   -
              Forfeited                                                                      -                   -
                                                                            ------------------  ------------------

              Balance, December 31, 2001                                               250,000  $             0.55
                                                                            ==================  ==================

NOTE 8 -      RELATED PARTY PAYABLE

              The Company was advanced a total of $855 from its CEO during 2001 to cover operating expenses. The amount is non-interest bearing, unsecured and due on demand.

NOTE 9 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2001 which have resulted in an accumulated deficit of $17,046,202 at December 31, 2001. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,446,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 9 -      GOING CONCERN (Continued)

              Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses, which the Company expects to incur over the next several years.

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

              In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6,1985, and requested FDA approval to commence human clinical trials using ozone- oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be reopened. Until an NDA had been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

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

                   MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 9 -       GOING CONCERN (Continued)

               The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

               The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 10 -      SUBSEQUENT EVENTS

               Subsequent to December 31, 2001, the Company issued 1,000,000 shares of common stock at $0.10 per share for total proceeds of $100,000. The Company also granted the investor warrants to purchase 1,000,000 shares of stock at $0.10 per share, exercisable over a two-year term. The market price of the common stock was $0.10 on the date of the issuance of the shares and grant of the warrants.

               The Company also issued a total of 677,368 shares of common stock for services rendered and repayment of outstanding debt at $0.10 per share for a total of $67,737.