Form 10QSB
period 2002-03-31
MEDIZONE INTERNATIONAL INC
filed 2002-05-13
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
         2002

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANITION PERIOD FROM __________ TO ____________

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 10, 2002, there were 157,015,387 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):  Yes __ No X
                       ----

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                 March 31, 2002

                                                                        Page
                                                                        Number
Part I - Financial Information

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets:
         March 31, 2002 (Unaudited) and December 31, 2001......................3

            Condensed Consolidated Statements of Operations (Unaudited):
         For the Three Months Ended March 31, 2002 and 2001....................4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2002 and 2001....................5

             Notes to Condensed Consolidated Financial Statements..............7

Item 2.   Management's Discussion and Analysis or Plan of Operation............9

Part II - Other Information

Item 1.   Legal Proceedings...................................................10

Item 2.   Changes in Securities and Use of Proceeds...........................10

Item 5.   Other Information...................................................11

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                March 31,         December 31,
                                                                                  2002                2001
                                                                            ------------------  ------------------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                                $           10,599  $                -
                                                                            ------------------  ------------------

     Total Current Assets                                                               10,599                   -
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT (Net)                                                             9,038              10,226
                                                                            ------------------  ------------------

OTHER ASSETS

   Receivable from affiliate, net                                                            -                   -
                                                                            ------------------  ------------------

     Total Other Assets                                                                      -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           19,637  $           10,226
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft                                                           $                -  $                8
   Accounts payable                                                                    401,088             397,722
   Advances from shareholders                                                            6,192                 855
   Accrued expenses                                                                    792,985             743,794
   Notes payable                                                                       303,491             303,491
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,503,756           1,445,870
                                                                            ------------------  ------------------

     Total Liabilities                                                               1,503,756           1,445,870
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001
    par value, 156,338,019 and 155,338,019 shares issued
    and outstanding, respectively                                                      156,338             155,338
   Additional paid-in capital                                                       15,554,220          15,455,220
   Deficit accumulated during the development stage                                (17,194,677)        (17,046,202)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (1,484,119)         (1,435,644)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $           19,637  $           10,226
                                                                            ==================  ==================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                      From
                                                                       For the                    Inception on
                                                                 Three Months Ended                January 31,
                                                                      March 31,                   1986 Through
                                                        --------------------------------------      March 31,
                                                                2002                 2001             2002
                                                        ------------------  ------------------  ------------------

REVENUE                                                 $                -  $                -  $          133,349
                                                        ------------------  ------------------  ------------------

EXPENSES

   Cost of sales                                                         -                   -             103,790
   Research and development                                         21,152              22,553           2,666,338
   General and administrative                                      120,221             142,386          12,857,411
   Expense on extension of warrants                                      -                   -           1,866,857
   Bad debt expense                                                      -                   -              48,947
   Depreciation and amortization                                     1,188               1,514              38,958
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                142,561             166,453          17,582,301
                                                        ------------------  ------------------  ------------------

     Loss from Operations                                         (142,561)           (166,453)        (17,448,952)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSES)

   Minority interest in loss                                             -                   -              26,091
   Other income                                                          -                   -              19,780
   Gain on sale of subsidiary                                            -                   -             208,417
   Interest expense                                                 (5,914)             (5,610)           (894,751)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expenses)                                  (5,914)             (5,610)           (640,463)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                   (148,475)           (172,063)        (18,089,415)
                                                        ------------------  ------------------  ------------------

EXTRAORDINARY ITEMS

   Lawsuit settlement                                                    -                   -             415,000
   Debt forgiveness                                                      -                   -             479,738
                                                        ------------------  ------------------  ------------------

     Total Extraordinary Items                                           -                   -             894,738
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (148,475) $         (172,063) $      (17,194,677)
                                                        ==================  ==================  ==================

BASIC INCOME (LOSS) PER SHARE

   Loss from operations                                 $            (0.00) $            (0.00)
   Extraordinary items                                                0.00                0.00
                                                        ------------------  ------------------

     Basic Income (Loss) Per Share                      $            (0.00) $            (0.00)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                            155,404,686         154,382,465
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                              For the              Inception on
                                                                  Three Months Ended                January 31,
                                                                            March 31,              1986 Through
                                                        --------------------------------------       March 31,
                                                                2002                 2001              2002
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $         (148,475) $         (172,063) $      (17,194,677)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                   1,188               1,514              38,958
     Stock issued for services                                           -                   -           3,015,916
     Expense for extension of warrants below
      market value                                                       -                   -           1,866,857
     Bad debt expense                                                    -                   -              48,947
     Minority interest in loss                                           -                   -             (26,091)
     Loss on disposal of assets                                          -                   -             693,752
     Gain on settlement of debt                                          -                   -            (188,510)
     Gain on lawsuit settlement                                          -                   -            (415,000)
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                       -             (42,277)            (48,947)
     Increase (decrease) in accounts payable                         3,366              (8,428)            776,168
     Increase (decrease) in accrued expenses                        49,191              90,115           1,196,007
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Operating Activities                       (94,730)           (131,139)        (10,236,620)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                                    -                   -              (8,904)
   Purchase of fixed assets                                              -                   -             (39,090)
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Investing Activities                             -                   -             (47,994)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                       (8)                  -                   -
   Proceeds from lawsuit settlement                                      -                   -             415,000
   Principle payments on notes payable                                   -                   -            (192,774)
   Cash received from notes payable                                      -                   -           1,129,518
   Advances from shareholders                                        5,337                   -               6,192
   Capital contributions                                                 -                   -             421,847
   Stock issuance costs                                                  -                   -            (105,312)
   Increase in minority interest                                         -                   -              14,470
   Issuance of common stock for cash                               100,000             130,000           8,606,272
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing
        Activities                                                 105,329             130,000          10,295,213
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                     10,599              (1,139)             10,599
CASH AT BEGINNING OF PERIOD                                              -               2,368                   -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $           10,599  $            1,229  $           10,599
                                                        ==================  ==================  ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                      From
                                                                              For the              Inception on
                                                                  Three Months Ended               January 31,
                                                                            March 31,              1986 Through
                                                        --------------------------------------      March 31,
                                                                2002                 2001              2002
                                                        ------------------  ------------------  ------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                             $                -  $                -  $           26,483
   Income taxes                                         $                -  $                -  $                -

NON-CASH FINANCING ACTIVITIES

   Stock issued for services                            $                -  $                -  $        3,015,916
   Stock issued for conversion of debt                  $                -  $                -  $        4,071,493
   Stock issued for license agreement and patent        $                -  $                -  $          693,752


































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -      BASIS OF PRESENTATION

              The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

              The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2002 and 2001:

                                                                                           For the
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $         (148,475) $         (172,063)
                                                                            ==================  ==================

              Weighted average shares                                              155,404,686         154,382,465
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                   155,404,686         154,382,465
                                                                            ==================  ==================
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.00) $            (0.00)
                                                                            ==================  ==================

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through March 31, 2002, which have resulted in an accumulated deficit of $17,194,677 at March 31, 2002. The Company does have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,493,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 3 -      GOING CONCERN (Continued)

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

              In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption ("IND"), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury. The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6,1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials. In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company's IND. The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, there can be no assurance that the Company's IND application will ever be reopened. Until an NDA had been granted to the Company, it may not distribute ozone-generating devices, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."

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

NOTE 4 -      STOCK TRANSACTIONS

              During the three months ended March 31, 2002, the Company issued 1,000,000 shares of common stock at $0.10 per share for total proceeds of $100,000. The Company also granted the investor warrants to purchase 1,000,000 shares of stock at $0.10 per share, exercisable over a two-year term. The market price of the common stock was $0.10 on the date of the issuance of the shares and grant of the warrants.

              Subsequent to March 31, 2002, the Company issued a total of 677,368 shares of common stock for services rendered and repayment of outstanding debt at $0.10 per share for a total of $67,737.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date the principal business of Medizone has been limited to (i) seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system.


Results of Operations


From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations.


Three Months Ended March 31, 2002 compared to the Three Months Ended March 31, 2001:


There were no sales during the quarters ended March 31, 2002 or 2001. We made expenditures for research and development of $21,152 in the first quarter of 2002, compared to research and development expenditures of $22,553 during the first quarter of 2001. Since inception we have spent a total of $2,666,338 for research and development.


General and administrative expenses in the first quarter of 2002 were $120,221 compared to $142,386 during the first quarter of 2001. These expenses include professional fees, payroll, insurance costs and travel expenses.


Interest expense accrued during the three months ended March 31, 2002 was $5,914, compared to $5,610 in the three months ended March 31, 2001.


Liquidity and Capital Resources


At March 31, 2002, we had a working capital deficiency of $1,493,157 and stockholders' deficiency of $1,484,119. At December 31, 2001, we had a working capital deficiency of $1,445,870 and stockholders' deficiency of $1,435,644.


Net cash used in operating activities during the quarter ended March 31, 2002 was $94,730. Cash of $105,329 was provided during the first quarter of 2002 primarily from the sale and issuance of common stock. During the three months ended March 31, 2001, there was net cash used in operating activities of $131,139. Cash of $130,000 was provided in the first three months of 2001 by the sale and issuance of common stock.


The company continues to require additional funding to enable it to operate and to fund research necessary to make the appropriate regulatory application and continue operations. We expect that these funds will be provided by the sale of our securities. We recognize that, if we are unable to raise additional capital, we may find it necessary to substantially reduce, or cease operations.


Forward-Looking Statements and Risks Affecting the Company


The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2001 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our the business, financial condition, performance, development, and results of operations include:

        o Rigorous government scrutiny and regulation of our products and planned products;

        o Potential effects of adverse publicity regarding ozone and related technologies or industries;

        o Failure to sustain or manage growth including the failure to continue to develop new products; and

        o  The ability to obtain needed financing.



                           Part II--Other Information


Item 1.  Legal Proceedings


During the quarter ended March 31, 2002, the following developments occurred in litigation involving the company.


         Killian vs. Medizone International, Inc., Civil No. C014525, in the United States District Court, Northern District of California. This action was brought against the company by five individuals who alleged that they were patients of Dr. William Hitt in Mexico and that they were defrauded and injured by Hitt as a result of treatments received there. Four of the plaintiffs are unknown to the company. Other defendants named in the complaint are Dr. Hitt, Jane Hitt, The Hitt Clinic, and Jill Marshall. The company and Mrs. Marshall deny all of the allegations and also deny any liability for any injury or harm these persons may have suffered. Dr. Hitt, through his counsel, has also denied any liability. Counsel in California filed an answer on behalf of the company and Mrs. Marshall on February 22, 2002. On March 26, 2002, plaintiff's counsel and counsel for the company met and conferred to discuss alternative dispute resolution alternatives, discovery and initial disclosure. A Case Management Conference was held on April 22, 2002.


         Bottomly vs. Medizone International, Inc., Civil No. 020900403, (Third Judicial District Court for Salt Lake County). Nathaniel and Ross Bottomly and Jeff Pace, who claim to be shareholders of Medizone, brought this action against the company. Other defendants named in the complaint are Ed and Jill Marshall. The plaintiffs allege that the company and the Marshalls have mismanaged the company's finances. The company and the Marshalls deny any wrongdoing and will vigorously defend themselves against the claims of these plaintiffs. The company and the Marshalls filed an answer with the court on February 25, 2002.

         The company believes the allegations made by the plaintiffs are false and distort the company's previous disclosures in the company's SEC filings.

         Medizone International, Inc. vs. Nathaniel Bottomly, Ross Bottomly, Jeff Pace et al., Civil No. CO2 1659CRB (United States District Court, Northern District of California). The company filed this lawsuit against the Bottomlys and Pace on April 5, 2002. The company's complaint alleges that the defendants have violated federal laws by using materially misleading and false statements to solicit the vote of shareholders to replace the company's current management. In addition to the Bottomlys and Pace, defendants to the company's lawsuit include Advocates of Medizone, an unincorporated entity founded by these individual defendants, and John Does 1 through 25. The defendants were served in May 2002 and no responsive pleadings have yet been received by the company or filed by the defendants.

Item 2.  Changes in Securities and Use of Proceeds


         During the three months ended March 31, 2002, the company sold 1,000,000 shares of common stock to an accredited investor at $0.10 per share, or gross proceeds of $100,000. We also granted the investor warrants to purchase 1,000,000 shares of stock at $0.10 per share, exercisable over a two-year term. The company also issued 677,368 shares of common stock in April 2002, valued at $67,737, in lieu of debt repayment and services rendered.

         The purchaser of these securities was an accredited investor as that term is defined under the Securities Act of 1933 and the securities were sold in a private transaction pursuant to an exemption from the registration requirements under the Securities Act, specifically the exemption under Section 4(2) of the Securities Act applicable to offers and sales made to accredited investors only and offers and sales that are not made in a public offering.

Item 5.  Other Information.

         On April 24, 2002, the company engaged Steve Hanni as its new chief financial officer. Mr. Hanni is a certified public accountant engaged in public practice with the firm of Stayner & Associates, LLC, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ& Associates, a public accounting firm that acts as the company's independent public accountant in connection with the audit of its annual reports and review of the quarterly financial reports of the company.

         The company's bylaws provide that the remaining members of the board of directors have the power to appoint new directors to fill vacancies created by the death, removal or resignation of a director. In April 2002, the company's board of directors appointed Daniel Hoyt to serve as a member of the board of directors to fill the vacancy created by the resignation in December 2001 of Gerard V. Sunnen. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years he has become a recognized leader in the life insurance industry. Mr. Hoyt's clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes 7 years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. Mr. Hoyt currently serves as the Chairman of the Board of Biological Systems, Inc. a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.

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

                                 MEDIZONE INTERNATIONAL, INC.
                                 (Registrant)

                                 /s/ Edwin G. Marshall
                                 ---------------------------
                                 Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)

                                 /s/ Steve M. Hanni
                                 -----------------------------------
                                 Steve M. Hanni, Chief Financial Officer
                                 (Principal Accounting Officer)



May 13, 2002