Form 10QSB
period 2002-06-30
MEDIZONE INTERNATIONAL INC
filed 2002-08-13
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _____________

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2002, there were 157,265,387 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X
         ----

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                                  June 30, 2002

                                                                          Page
                                                                          Number
Part I -- Financial Information

Item 1 -- Financial Statements

       Consolidated Balance Sheets:
         June 30, 2002 (Unaudited) and December 31, 2001.......................3

       Consolidated Statements of Operations (Unaudited):
         For the Three Months and Six Months Ended June 30, 2002 and 2001......4

       Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2002 and 2001.......................5

         Notes to Consolidated Financial Statements............................6

Item 2--Management's Discussion and Analysis or Plan of Operation..............9

Part II -- Other Information

Item 1--Legal Proceedings.....................................................10

Item 2-- Changes in Securities and Use of Proceeds............................11

Item 6-- Exhibits and Reports on Form 8-K.....................................11

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                  June 30,              December 31,
                                                                    2002                    2001
                                                            ---------------------    --------------------
                                   (Unaudited)
      CURRENT ASSETS

         Cash                                                     $     4,344            $         -
                                                                  ------------           ------------
             Total Current Assets                                       4,344                      -
                                                                  ------------           ------------

      PROPERTY AND EQUIPMENT (Net)                                      7,851                 10,226
                                                                  ------------           ------------
      OTHER ASSETS
         Receivable from affiliate, net                                     -                      -
                                                                  ------------           ------------
             Total Other Assets                                             -                      -
                                                                  ------------           ------------

                  TOTAL ASSETS                                    $    12,195            $    10,226
                                                                  ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES

         Bank overdraft                                           $         -            $         8
         Accounts payable                                             410,555                397,722
         Advances from shareholders                                       905                    855
         Accrued expenses                                             831,876                743,794
         Notes payable                                                303,491                303,491
                                                                  ------------           ------------

            Total Current Liabilities                               1,546,827              1,445,870
                                                                  ------------           ------------
            Total Liabilities                                       1,546,827              1,445,870
                                                                  ------------           ------------

      STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock, 250,000,000 shares authorized of
             $0.001 par value,157,265,387 and 155,338,019
             shares issued and outstanding, respectively              157,265                155,338
         Additional paid in capital                                15,646,030             15,455,220
         Deficit accumulated during the development
              stage                                               (17,337,927)           (17,046,202)
                                                                  ------------           ------------

            Total Stockholders' Equity (Deficit)                 (  1,534,632)          (  1,435,644)
                                                                  ------------           ------------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)                        $    12,195            $    10,226
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the                             For the                    Inception
                                                  Three Months Ended                    Six Months Ended                1/31/86
                                                       June 30,                             June 30,                    Through
                                                                                                                        6/30/02

                                                 2002             2001              2002               2001
                                             -------------    -------------     -------------      -------------    ---------------

REVENUES                                     $          -     $          -      $         -       $          -        $    133,349
                                             -------------    -------------     -------------     -------------       -------------


EXPENSES
   Cost of sales                                        -                -                 -                  -            103,790
   Research and development                             -           44,542            21,152            67,095           2,666,338
   General and administrative                     136,149          187,627           256,370           330,015          12,993,560
   Expense on extension of warrants                     -                -                 -                 -           1,866,857
   Bad debt expense                                     -                -                 -                 -              48,947
   Depreciation and amortization                    1,187            1,196             2,375             2,710              40,145
                                             -------------    -------------     -------------     -------------       -------------

      Total Expenses                              137,336          233,365           279,897           399,820          17,719,637
                                             -------------    -------------     -------------     -------------       -------------

      Loss from Operations                       (137,336)        (233,365)         (279,897)         (399,820)        (17,586,288)
                                             -------------    -------------     -------------     -------------       -------------
OTHER INCOME (EXPENSES)
   Minority interest in loss                            -                -                 -                 -              26,091
   Other income                                         -                -                 -                 -              19,780
   Gain on sale of subsidiary                           -                -                 -                 -             208,417
   Interest expense                                (5,914)          (5,610)          (11,828)          (11,220)           (900,665)
                                             -------------    -------------     -------------     -------------       -------------
      Total Other Income (Expenses)                (5,914)          (5,610)          (11,828)          (11,220)           (646,377)
                                             -------------    -------------     -------------     -------------       -------------

LOSS BEFORE EXTRAORDINARY ITEMS                  (143,250)        (238,975)         (291,725)         (411,040)        (18,232,665)
                                             -------------    -------------     -------------     -------------       -------------

EXTRAORDINARY ITEMS
   Restitution receipt                                  -                -                 -                 -             415,000
   Debt forgiveness                                     -                -                 -                 -             479,738
                                             -------------    -------------     -------------     -------------       -------------
      Total Extraordinary Items                         -                -                 -                 -             894,738
                                             -------------    -------------     -------------     -------------       -------------

NET LOSS                                     $   (143,250)     $  (238,975)     $   (291,725)     $   (411,040)       $(17,337,927)
                                             =============    =============     =============     =============       =============

BASIC INCOME (LOSS) PER SHARE
   Loss from operations                      $      (0.00)    $      (0.00)     $      (0.00)     $      (0.00)
   Extraordinary Items                               0.00             0.00              0.00              0.00
                                             -------------    -------------     -------------     -------------
      Basic Income (Loss) Per Share          $      (0.00)    $      (0.00)     $      (0.00)     $      (0.00)
                                             =============    =============     =============     =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   157,107,643      154,860,242       156,260,868       155,338,019
                                             =============    =============     =============     =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      For the Six Months Ended              Inception
                                                                              June 30,                       1/31/86
                                                                ------------------------------------         Through
                                                                      2002                2001               6/30/02
                                                                -----------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $  (291,725)       $  (411,040)       $(17,337,927)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                        2,375              2,710              40,145
       Stock issued for services                                                -                  -           3,015,916
       Expense for extension of warrants below market value                     -                  -           1,866,857
       Bad debt expense                                                         -                  -              48,947
       Minority interest in loss                                                -                  -             (26,091)
       Loss on disposal of assets                                               -                  -             693,752
       Gain on settlement of debt                                               -                  -            (188,510)
       Gain on lawsuit settlement                                               -                  -            (415,000)
   Changes in assets and liabilities:
        (Increase) decrease in prepaid expenses and deposits                    -                  -             (48,947)
        Increase (decrease) in accounts payable                            55,283             23,751             828,085
        Increase (decrease) in accrued expenses                           108,082            137,979           1,254,898
                                                                 ------------------    ---------------     ---------------
             Net Cash Used by Operating Activities                       (125,985)          (246,600)        (10,267,875)
                                                                 ------------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Organization costs                                                           -                  -              (8,904)
   Purchase of fixed assets                                                     -                  -             (39,090)
                                                                 -----------------    ----------------     ---------------
              Net Cash Used by Investing Activities                             -                  -             (47,994)
                                                                 -----------------    ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                              (8)                 -                   -
   Proceeds from restitution settlement                                         -                  -             415,000
   Principal payments on notes payable                                          -                  -            (192,774)
   Cash received from notes payable                                             -                  -           1,129,518
   Advances from shareholders                                               5,337                  -               6,192
   Capital contributions                                                        -                  -             421,847
   Stock issuance costs                                                         -                  -            (105,312)
   Increase in minority interest                                                -                  -              14,470
   Issuance of common stock for cash                                      125,000            254,981           8,631,272
                                                                 -----------------    ---------------     ---------------
          Net Cash Provided by Financing Activities                       130,329            254,981          10,320,213
                                                                 -----------------    ---------------     ---------------

NET INCREASE IN CASH                                                        4,344              8,381               4,344
CASH AT BEGINNING OF PERIOD                                                     -              2,368                   -
                                                                 -----------------    ---------------     ---------------
CASH AT END OF PERIOD                                                 $     4,344        $    10,749        $      4,344
                                                                 =================    ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   CASH PAID FOR:
      Interest                                                        $         -        $         -        $     26,483
      Income taxes                                                    $         -        $         -        $          -

NON-CASH FINANCING ACTIVITIES
   Stock issuance for services                                        $         -        $         -        $  3,015,916
   Stock issued for conversion of debt                                $         -        $         -        $  4,071,493
   Stock issued for license agreement and patent                      $         -        $         -        $    693,752

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

              The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2002 and 2001:

                                                                                         For the
                                                                                   Three Months Ended
                                                                                         June 30,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $      (143,250)  $         (238,975)
                                                                            ================= ===================

              Weighted average shares                                            157,107,643         154,860,242
               Effect of dilutive securities                                               -                   -
                                                                            ----------------- -------------------

                                                                                 157,107,643         154,860,242
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.00) $            (0.00)
                                                                            ================= ===================


                                                                                         For the
                                                                                      Six Months Ended
                                                                                         June 30,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $       (291,725) $         (411,040)
                                                                            ================= ===================

              Weighted average shares                                            156,260,868         155,338,019
               Effect of dilutive securities                                               -                   -
                                                                            ----------------- -------------------

                                                                                 156,260,868         155,338,019
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.00) $            (0.00)
                                                                            ================= ===================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through June 30, 2002, which have resulted in an accumulated deficit of $17,337,927 at June 30, 2002. The Company does have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,542,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 3 -  GOING CONCERN (Continued)

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

NOTE 4 -      STOCK TRANSACTIONS

              During the six months ended June 30, 2002, the Company issued 1,250,000 shares of common stock at $0.10 per share for total proceeds of $125,000. The Company also granted the investors warrants to purchase 1,250,000 shares of stock at $0.10 per share, exercisable over a two-year term. The market price of the common stock was $0.10 per share on the date of the issuance of the shares and grant of the warrants.

              Also during the six months ended June 30, 2002, the Company issued a total of 677,368 shares of common stock for services rendered and repayment of outstanding debt at $0.10 per share for a total of $67,737.

              Subsequent to June 30, 2002, the Company issued a total of 480,000 shares of common stock, pursuant to an S-8 registration, for services rendered and repayment of outstanding debt at $0.10 per share for a total of $48,000.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date the principal business of Medizone has been limited to (1) seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (2) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system.


Results of Operations


General


From its inception in January 1986, Medizone has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations.


Three Months Ended June 30, 2002 compared to the Three Months Ended June 30,
2001


There were no sales during the quarters ended June 30, 2002 or 2001. We made no expenditures for research and development in the second quarter of 2002, compared to $44,542 during the second quarter of 2001. Since inception we have spent a total of $2,666,338 for research and development.


General and administrative expenses in the second quarter of 2002 were $136,149 compared to $187,627 during the second quarter of 2001. These expenses include payroll, insurance costs and professional fees. The reduction in these expenses reflects the reduction in employees and the limited business conducted by the company during the quarter as efforts to obtain financing continued.


Interest expense accrued during the three months ended June 30, 2002 was $5,914, compared to $5,610 in the three months ended June 30, 2001.


Six Months Ended June 30, 2002 compared to the Six Months Ended June 30, 2001:


There were no sales during the six months ended June 30, 2002 or 2001. We made expenditures for research and development of $21,152 in the six months ended June 30, 2002, compared to $67,095 during the six months ended June 30, 2001.


General and administrative expenses in the first six months of 2002 were $256,370 compared to $330,015 during the first six months of 2001. The reduction in these expenses reflects the reduction in employees and the limited business conducted by the company during the quarter as efforts to obtain financing continued.


Interest expense accrued during the six months ended June 30, 2002 was $11,828, compared to $11,220 in the six months ended June 30, 2001.


Liquidity and Capital Resources


At June 30, 2002, we had a working capital deficiency of $1,542,483 and stockholders' deficiency of $1,534,632. At December 31, 2001, we had a working capital deficiency of $1,445,870 and stockholders' deficiency of $1,435,644.


Net cash used in operating activities was $125,985 for the six months ended June 30, 2002. Cash of $125,000 was provided during the first six months of 2002 from the issuance of common stock. During the six months ended June 30, 2001, net cash used in operating activities was $246,600. Cash of $254,981 was provided in the first six months of 2001 by the sale of common stock through the exercise of outstanding stock purchase warrants.


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


                           Part II--Other Information


Item 1.  Legal Proceedings


During the quarter ended June 30, 2002, the following developments occurred in litigation involving the company.


         Killian vs. Medizone International, Inc., Civil No. C014525, in the United States District Court, Northern District of California. This action was brought against the company by five individuals who alleged that they were patients of Dr. William Hitt in Mexico and that they were defrauded and injured by Hitt as a result of treatments received there. Four of the plaintiffs are unknown to the company. Other defendants named in the complaint are Dr. Hitt, Jane Hitt, The Hitt Clinic, and Jill Marshall. The company and Mrs. Marshall deny all of the allegations and also deny any liability for any injury or harm these persons may have suffered. Dr. Hitt, through his counsel, has also denied any liability. Counsel in California filed an answer on behalf of the company and Mrs. Marshall on February 22, 2002. On March 26, 2002, plaintiff's counsel and counsel for the company met and conferred to discuss alternative dispute resolution alternatives, discovery and initial disclosure. A Case Management Conference was held on April 22, 2002. The deadline for the Early Neutral Evaluation is November 15, 2002.


         Medizone International, Inc. vs. Nathaniel Bottomly, Ross Bottomly, Jeff Pace et al., Civil No. CO2 1659CRB (United States District Court, Northern District of California). The company filed this lawsuit against the Bottomlys and Pace on April 5, 2002. The company's complaint alleges that the defendants have violated federal laws by using materially misleading and false statements to solicit the vote of shareholders to replace the company's current management. In addition to the Bottomlys and Pace, defendants to the company's lawsuit include Advocates of Medizone, an unincorporated entity founded by these individual defendants, and John Does 1 through 25. The defendants were served in May 2002 and the defendants filed no responsive pleadings. In June 2002, the company dismissed the lawsuit without prejudice as to defendants Nathaniel Bottomly, Ross Bottomly, and Jeff Pace and a default was entered on June 27, 2002 as to defendant AFM. The company may refile the lawsuit against the individual defendants at any time if it chooses to do so. AFM filed a Motion to

Dismiss For Lack of Personal Jurisdiction and Failure to State a Claim, Or Alternatively, To Transfer and a Motion to Set Aside Default Certificate. The company filed an Opposition to AFM's Motion to Dismiss and Motion to Set Aside Default Certificate on August 2, 2002. The court has scheduled a hearing on these motions for August 23, 2002.


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

         Rakas v. Medizone International, Inc., Index No. 08798/00 (Supreme Court of New York, Westchester County). A former consultant sued the company claiming failure to pay consulting fees under a consulting agreement. The company denied that it owed the fees. In September 2001, the parties agreed to settle the matter for $25,000. The company's lack of funds prevented it from consummating the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the company post a bond of $25,000 to cover the settlement previously entered into by the parties. The company has not been in a position to post the bond as of the date of this report and there is no assurance that it will be able to do so in the near term unless additional financing is made available to the company.

Item 2.  Changes in Securities and Use of Proceeds

         During the six months ended June 30, 2002, the company sold 1,250,000 shares of common stock to accredited investors at $0.10 per share, or gross proceeds of $125,000. We also granted these investors warrants to purchase 1,250,000 shares of stock at $0.09 and $0.10 per share, exercisable over a two-year term.

         The purchasers of the common stock and warrants were accredited investors as that term is defined under the Securities Act of 1933 and the securities were sold in private transactions pursuant to an exemption from the registration requirements under the Securities Act, specifically the exemption under Section 4(2) of the Securities Act applicable to offers and sales made to accredited investors only and offers and sales that are not made in a public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits Required by Item 601 of Regulation S-B

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


         10.43             Lease Agreement between Medizone International, Inc.
                           and Linmar L.P., dated January 17, 1996 (13)


         10.44 Agreement between Medizone International, Inc. and Multiossigen S.r.l., dated as of September 13, 1996 (14)


         10.45 Agreement between Medizone International, Inc. and JRH Biosciences, Inc., dated April 17, 1997 (15)

         10.46             Lease Agreement between Medizone International Inc.
                           and Eagle Overlook, L.C., made on September 23, 1997 (16)

         16                Funding commitment letter from Groundell Trust. (17)


         99.1              Certification under Section 906 of the Sarbanes-Oxley
                           Act.





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


(14) Incorporated by reference to Medizone's current report on Form 8-K, dated October 17, 1996.


(15) Incorporated by reference to Medizone's current report on Form 8-K, dated May 5, 1997.

(16) Incorporated by reference to Medizone's current report on Form 8-K dated September 24, 1997.

(17) Incorporated by reference to Medizone's annual report on Form 10-KSB for the year ended December 31, 2001.


(b)       Reports on Form 8-K

         None.

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

                                MEDIZONE INTERNATIONAL, INC.
                                (Registrant)

                                 /s/ Edwin G. Marshall
                                ---------------------------
                                Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)

                                /s/ Steve M. Hanni
                                -----------------------------------
                                Steve M. Hanni, Chief Financial Officer
                                (Principal Accounting Officer)



August 13, 2002

EXHIBIT 99.1


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS

         The undersigned hereby certify that to the best of their knowledge the Quarterly Report on Form 10-QSB of Medizone International, Inc. for the quarterly period ended June 30, 2002, as filed August 13, 2002 with the Securities and Exchange Commission, fully complies with the requirements of
Section 13(a) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that to the best of their knowledge the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Medizone International, Inc.



Date: August 13, 2002           /s/ Edwin G. Marshall
                              --------------------------------------------------
                              Edwin G. Marshall
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)


Date: August 13, 2002           /s/ Steve M. Hanni
                              --------------------------------------------------
                              Steve M. Hanni
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)