Form 10QSB
period 2002-09-30
MEDIZONE INTERNATIONAL INC
filed 2002-11-13
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934 FOR THE TRANITION PERIOD FROM  ___________ TO ____________

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 8, 2002, there were 157,745,387 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes __ No X
         ----

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX
                               September 30, 2002

                                                                                                          Page
                                                                                                          Number
Part I -- Financial Information

Item 1 -- Financial Statements

        Consolidated Balance Sheets:
         September 30, 2002 (Unaudited) and December 31, 2001................................................3

        Consolidated Statements of Operations (Unaudited):
         For the Three Months and Nine Months Ended September 30, 2002 and 2001..............................4

        Consolidated Statements of Cash Flow (Unaudited)
         For the Nine Months Ended September 30, 2002 and 2001...............................................5

        Notes to Consolidated Financial Statements...........................................................6

Item 2--Management's Discussion and Analysis or Plan of Operation............................................9

Item 3-- Controls and Procedures.............................................................................10

Part II -- Other Information

Item 1-- Legal Proceedings...................................................................................10

Item 2-- Changes in Securities and Use of Proceeds...........................................................11

Item 6-- Exhibits and Reports on Form 8-K....................................................................11

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                     ASSETS

                                                                             September 30,         December 31,
                                                                                  2002                2001
                                                                            ------------------  ------------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                                $              859  $                -
                                                                            ------------------  ------------------
     Total Current Assets                                                                  859                   -
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT (Net)                                                             6,663              10,226
                                                                            ------------------  ------------------

     Total Assets                                                           $            7,522  $           10,226
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft                                                           $                -  $                8
   Accounts payable                                                                    465,157             397,722
   Advances from shareholders                                                              905                 855
   Accrued expenses                                                                    906,473             743,794
   Notes payable                                                                       303,491             303,491
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,676,026           1,445,870
                                                                            ------------------  ------------------

     Total Liabilities                                                               1,676,026           1,445,870
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001
    par value, 157,745,387 and 155,338,019 shares issued
    and outstanding, respectively                                                      157,745             155,338
   Additional paid-in capital                                                       15,693,550          15,455,220
   Deficit accumulated during the development stage                                (17,519,799)        (17,046,202)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (1,668,504)         (1,435,644)
                                                                            ------------------  ------------------
     Total Liabilities and Stockholders' Equity (Deficit)                   $            7,522  $           10,226
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                          From
                                                                                                                      Inception on
                                                            For the                           For the                 January 31,
                                                        Three Months Ended             Nine Months Ended             1986 Through
                                                          September 30,                   September 30,              September 30,
                                               -------------------------------   ---------------------------------
                                                     2002             2001             2002             2001              2002
                                               --------------  ---------------   ---------------  ----------------  ---------------

REVENUE                                        $            -  $             -   $             -  $              -  $       133,349
                                               --------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   Cost of sales                                            -                -                 -                 -          103,790
   Research and development                                 -           42,738            40,602           109,833        2,685,788
   General and administrative                         174,770          125,914           411,690           455,929       13,148,880
   Expense on extension of warrants                         -                -                 -                 -        1,866,857
   Bad debt expense                                         -                -                 -                 -           48,947
   Depreciation and amortization                        1,188            1,356             3,563             4,066           41,333
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                   175,958          170,008           455,855           569,828       17,895,595
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Loss from Operations                            (175,958)        (170,008)         (455,855)         (569,828)     (17,762,246)
                                               --------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSES)

   Minority interest in loss                                -                -                 -                 -           26,091
   Other income                                             -                -                 -                 -           19,780
   Gain on sale of subsidiary                               -                -                 -                 -          208,417
   Interest expense                                    (5,914)          (5,972)          (17,742)          (17,192)        (906,579)
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expenses)                     (5,914)          (5,972)          (17,742)          (17,192)        (652,291)
                                               --------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE EXTRAORDINARY
 ITEMS                                               (181,872)        (175,980)         (473,597)         (587,020)     (18,414,537)
                                               --------------  ---------------   ---------------  ----------------  ---------------

EXTRAORDINARY ITEMS

   Lawsuit settlement                                       -                -                 -                 -          415,000
   Debt forgiveness                                         -                -                 -                 -          479,738
                                               --------------  ---------------   ---------------  ----------------  ---------------

     Total Extraordinary Items                              -                -                 -                 -          894,738
                                               --------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                       $     (181,872) $      (175,980)  $      (473,597) $       (587,020) $   (17,519,799)
                                               ==============  ===============   ===============  ================  ===============

BASIC INCOME (LOSS) PER SHARE

   Loss from operations                        $        (0.00) $         (0.00)  $         (0.00) $          (0.00)
   Extraordinary items                                   0.00             0.00              0.00              0.00
                                               --------------  ---------------   ---------------  ----------------

     Basic Income (Loss) Per Share             $        (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                               ==============  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            157,505,387      155,338,019       156,680,267       154,956,253
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      From
                                                                                                   Inception on
                                                                        For the                    January 31,
                                                                    Nine Months Ended              1986 Through
                                                                     September 30,                 September 30,
                                                        --------------------------------------
                                                               2002                2001               2002
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $         (473,597) $         (587,020) $      (17,519,799)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                   3,563               4,066              41,333
     Stock issued for services                                      71,000                   -           3,086,916
     Expense for extension of warrants below
      market value                                                       -                   -           1,866,857
     Bad debt expense                                                    -                   -              48,947
     Minority interest in loss                                           -                   -             (26,091)
     Loss on disposal of assets                                          -                   -             693,752
     Gain on settlement of debt                                          -                   -            (188,510)
     Gain on lawsuit settlement                                          -                   -            (415,000)
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                       -                   -             (48,947)
     Increase (decrease) in accounts payable                        86,885              32,541             859,687
     Increase (decrease) in accrued expenses                       182,679             270,138           1,329,495
                                                        ------------------  ------------------  ------------------
       Net Cash Used by Operating Activities                      (129,470)           (280,275)        (10,271,360)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                                    -                   -              (8,904)
   Purchase of fixed assets                                              -                   -             (39,090)
                                                        ------------------  ------------------  ------------------
       Net Cash Used by Investing Activities                             -                   -             (47,994)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                       (8)                  -                   -
   Proceeds from lawsuit settlement                                      -                   -             415,000
   Principal payments on notes payable                                   -                   -            (192,774)
   Cash received from notes payable                                      -              23,000           1,129,518
   Advances from shareholders                                        5,337                   -               6,192
   Capital contributions                                                 -                   -             421,847
   Stock issuance costs                                                  -                   -            (105,312)
   Increase in minority interest                                         -                   -              14,470
   Issuance of common stock for cash                               125,000             254,981           8,631,272
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Financing Activities                     130,329             277,981          10,320,213
                                                        ------------------  ------------------  ------------------
NET INCREASE (DECREASE) IN CASH                                        859              (2,294)                859

CASH AT BEGINNING OF PERIOD                                              -               2,368                   -
                                                        ------------------  ------------------  ------------------
CASH AT END OF PERIOD                                   $              859  $               74  $              859
                                                        ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
   Interest                                             $                -  $                -  $           26,483
   Income taxes                                         $                -  $                -  $                -

NON-CASH FINANCING ACTIVITIES
   Stock issued for services                            $           71,000  $                -  $        3,086,916
   Stock issued for conversion of debt                  $           44,737  $                -  $        4,116,230
   Stock issued for license agreement and patent        $                -  $                -  $          693,752

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2002 and December 31, 2001


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

              The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and nine months ended September 30, 2002 and 2001:

                                                                    For the
                                                              Three Months Ended
                                                                  September 30,
                                                    --------------------------------------
                                                            2002                2001
                                                    ------------------  ------------------
              Net loss available to
               common shareholders                  $       (181,872)   $         (175,980)
                                                    ==================  ==================

              Weighted average shares                      157,505,387         155,338,019
               Effect of dilutive securities                         -                   -
                                                    ------------------  ------------------

                                                           157,505,387         155,338,019
              Basic loss per share (based
               on weighted average
               shares)                              $            (0.00) $            (0.00)
                                                    ==================  ==================

                                                                   For the
                                                              Nine Months Ended
                                                                September 30,
                                                    --------------------------------------
                                                            2002                2001
                                                    ------------------  ------------------

              Net loss available to
               common shareholders                  $         (473,597) $         (587,020)
                                                    ==================  ==================

              Weighted average shares                      156,680,267         154,956,253
               Effect of dilutive securities                         -                   -
                                                    ------------------  ------------------

                                                           156,680,267         154,956,253
              Basic loss per share (based
               on weighted average
               shares)                              $            (0.00) $            (0.00)
                                                    ==================  ==================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through September 30, 2002, which have resulted in an accumulated deficit of $17,519,799 at September 30, 2002. The Company does have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,675,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 3 -     GOING CONCERN (Continued)

              The management of the Company continues to seek additional funding which will be utilized to fund additional research and continue operations. The Company cautions that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

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

NOTE 4 -      STOCK TRANSACTIONS

              During the nine months ended September 30, 2002, the Company issued 1,250,000 shares of common stock at $0.10 per share for total proceeds of $125,000. The Company also granted the investors warrants to purchase 1,250,000 shares of stock at $0.10 per share, exercisable over a two-year term. The market price of the common stock was $0.10 per share on the date of the issuance of the shares and grant of the warrants.

              Also during the nine months ended September 30, 2002, the Company issued a total of 677,368 shares of common stock for services rendered and repayment of outstanding debt at $0.10 per share for a total of $67,737. The Company also issued a total of 480,000 shares of common stock, pursuant to an S-8 registration, for services rendered at $0.10 per share for a total of $48,000.

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

Item 2 - Management's Discussion and Analysis or Plan of Operation


Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date the principal business of Medizone has been limited to (1) seeking regulatory approval for its drug, a precise mixture of ozone and oxygen called MEDIZONE(R), and its process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (2) developing or acquiring the related technology and equipment for the medical application of its products, including its drug production and delivery system. Due to the lack of sufficient financial resources, all product development has been placed on hold until a source of funding can be obtained.


Results of Operations


General


From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have never generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund continuing operations and planned research or clinical trials.


Three Months Ended September 30, 2002 compared to the Three Months Ended September 30, 2001


There were no sales during the quarters ended September 30, 2002 or 2001. We made no expenditures for research and development during the third quarter of 2002, compared to $42,738 during the third quarter of 2001. Since inception we have spent a total of $2,685,788 for research and development.


General and administrative expenses in the third quarter of 2002 were $174,770 compared to $125,914 during the third quarter of 2001. These expenses include primarily legal fees, payroll, insurance costs and other professional fees. The increase in these expenses reflects the ongoing legal fees and other costs incurred, additional salaries and the limited business conducted by the company during the quarter as efforts to obtain financing continued.


Interest expense accrued during the three months ended September 30, 2002 was $5,914 compared to $5,972 in the three months ended September 30, 2001.


Nine Months Ended September 30, 2002 compared to the Nine Months Ended September 30, 2001:


There were no sales during the nine months ended September 30, 2002 or 2001. We made expenditures for research and development of $40,602 during the nine months ended September 30, 2002, compared to research and development expenditures of $109,833 in the nine months ended September 30, 2001.


General and administrative expenses in the first nine months of 2002 were $411,690 compared to $455,929 during the first nine months of 2001. The reduction in these expenses reflects the reduction in employees and the limited business conducted by the company during the year as efforts to obtain financing continued.


Interest expense accrued during the nine months ended September 30, 2002 was $17,742, compared to $17,192 in the nine months ended September 30, 2001.


Liquidity and Capital Resources


At September 30, 2002, we had a working capital deficiency of $1,675,167 and stockholders' deficiency of $1,668,504. At December 31, 2001, we had a working capital deficiency of $1,445,870 and stockholders' deficiency of $1,435,644.


Net cash used in operating activities was $129,470 for the nine months ended September 30, 2002. Cash of $125,000 was provided during the first nine months of 2002 from the sale and issuance of common stock. During the nine months ended September 30, 2001, net cash used in operating activities was $280,275. Cash of $254,981 was provided in the first nine months of 2001 by the sale of common stock through the exercise of outstanding stock purchase warrants.


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


Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on that evaluation, Mr. Marshall and Mr. Hanni, our CEO and CFO, respectively, have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.


                           Part II--Other Information


Item 1.  Legal Proceedings


Medizone International, Inc. vs. Nathaniel Bottomly, Ross Bottomly, Jeff Pace et al., Civil No. CO2 1659CRB (United States District Court, Northern District of California). On October 10, 2002, the company filed a motion to dismiss this matter without prejudice, permitting the company to refile the action in federal court in Utah. The court subsequently granted the motion.

Item 2.  Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2002, the company sold 1,250,000 shares of common stock to accredited investors at $0.10 per share, or gross proceeds of $125,000. We also granted these investors warrants to purchase 1,250,000 shares of stock at $0.09 and $0.10 per share, exercisable over a two-year term.


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


Also during the nine months ended September 30, 2002, the company issued 677,368 shares of common stock for services rendered and repayment of outstanding debt at a per share price of $0.10 for a total of $67,737. The company also issued a total of 480,000 shares of common stock pursuant to a registration statement filed on Form S-8, for services rendered. These shares had an agreed value on the date issued of $0.10 per share or a total of $48,000.


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


         10.30 Loan Agreements between Company and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (9)


         10.31 Promissory Note to Joseph S. Latino dated as of October 26, 1993 and Acceptance Form dated as of November 26, 1993 (9)


         10.32 Letter Agreement dated March 23, 1993 between Company and the Italian Scientific Society (10)


         10.33             Contract between Company and Capmed USA (10)


         10.34 Agreement made as of May 18, 1994, among Medizone International, Inc., Medizone Canada Ltd., John M. Kells, George Handel, John Pealer, Joseph S. Latino, Terrence O. McGrath and Philip J. Watrous (11)


         10.35 Agreement made as of January 1, 1995, between Medizone International, Inc. and Joseph S.Latino (11)


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

                                 MEDIZONE INTERNATIONAL, INC.
                                 (Registrant)

                                 /s/ Edwin G. Marshall
                                 ---------------------------
                                 Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)


                                 /s/ Steve M. Hanni
                                 -----------------------------------
                                 Steve M. Hanni, Chief Financial Officer
                                 (Principal Accounting Officer)



November 13, 2002

                                 CERTIFICATIONS


I, Edwin G. Marshall, Chairman and CEO, certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of Medizone International, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 13, 2002


         /s/ Edwin G. Marshall
         --------------------------------------------
         Edwin G. Marshall, Chairman and CEO

I, Steve M. Hanni, CFO, certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of Medizone International, Inc.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 13, 2002


         /s/ Steve M. Hanni
         --------------------------------------------
         Steve M. Hanni, Chief Financial Officer

EXHIBIT 99.1


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS

         The undersigned hereby certify that to the best of their knowledge the Quarterly Report on Form 10-QSB of Medizone International, Inc. for the quarterly period ended September 30, 2002, as filed November 13, 2002 with the Securities and Exchange Commission, fully complies with the requirements of
Section 13(a) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that to the best of their knowledge the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Medizone International, Inc.



Date: November 13, 2002         /s/ Edwin G. Marshall
                                ----------------------------------------
                                Edwin G. Marshall
                                Chairman and Chief Executive Officer
                                Principal Executive Officer)


Date: November 13, 2002         /s/ Steve M. Hanni
                                ----------------------------------------
                                Steve M. Hanni
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)