Form 10KSB
period 2002-12-31
MEDIZONE INTERNATIONAL INC
filed 2003-04-15
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934

                  For the fiscal year ended December 31, 2002

__ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                     to
                                           ------------------    ---------------

Commission File Number: 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           Nevada                                        87-0412648
           ------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

144 Buena Vista, P.O. Box 742, Stinson Beach, California               94970
--------------------------------------------------------               -----
(Address of principal executive offices)                             (Zip code)

Issuer's telephone number (415) 868-0300
                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer is in the development stage and had no revenues for its most recent fiscal year.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $4,310,855 on March 26, 2003 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On March 31, 2003, the registrant had 158,145,387 shares of common stock, par value $.001 per share issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes __   No X
                                                                       -

                                TABLE OF CONTENTS


PART   I
                                                                            Page

Item 1.  Description of Business                                              1

Item 2.  Description of Property                                             13

Item 3.  Legal Proceedings                                                   13

PART   II

Item 5.  Market for Common Equity and Related Stockholder Matters            14

Item 6.  Management's Discussion and Analysis or Plan of Operation           15

Item 7.  Financial Statements                                                17

PART   III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 17

Item 10. Executive Compensation                                              18

Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    19

Item 12. Certain Relationships and Related Transactions                      20

Item 13. Exhibits and Reports on Form 8-K                                    20

Item 14. Controls and Procedures                                             21

Signatures                                                                   22

Certifications                                                               23

Financial Statements and Schedules                                           F-1

                                     PART I


Item 1.           Description of Business


FORWARD LOOKING STATEMENTS:


         When used in this Annual Report and the documents incorporated herein by reference, the terms "anticipates", "believes", "expects" and similar expressions are intended to identify in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The company also undertakes no obligation to update those forward-looking statements.


General


         Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date our principal business has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the "Medizone Technology").


         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus), and to decontaminate blood and blood products.


Patents


         We own two key patents:

        o United States equipment patent (U.S. Patent No. 5,052,382) entitled "Approaches for the Control Generation and Administration of Ozone" ("Patent No. 1")

        o United States patent (U.S. Patent No. 6073627) entitled "External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions. This patent also describes equipment evolutions and treatment envelope design for external medical applications ("Patent No. 2").


         Patent No. 1, which covers an apparatus for the controlled generation, monitoring and dosage of the Drug was developed by our consultant engineer and issued and assigned to us in 1991. Patent No. 1 was developed to provide the physical means to deploy our previously patented process for ozone decontamination of blood and blood products through the treatment of blood and blood components. We hold several foreign patents based on this patent in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. These foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.


         Patent No. 2 was issued on March 14, 2000. We believe that this patent will strengthen our existing technology patents as it addresses advanced developments with ozone generating equipment. The patent additionally describes the equipment and protocols necessary to treat external wounds, burns and ulcerations.


         On November 2, 2001, we filed U.S. Provisional Patent Application serial no. 10/002943, for "Method and Apparatus for Ozone Decontamination of Biological Liquids." This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.

         We also owned a process patent, (U.S. Patent No. 4,632,980), entitled, "Ozone Decontamination of Blood and Blood Products," which covers a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components. That patent expired in February 2003. Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patents 1 and 2. We do not believe the expiration of this patent will prevent us from proceeding with our business plan as outlined in this report if and when adequate financial backing has been received. In addition, we hold several foreign rights based on this patent in key jurisdictions such as Canada, the United Kingdom, Austria, France, Italy, Belgium, Germany, Sweden, Switzerland, Luxembourg, Australia, Malaysia, Singapore, Hong Kong and Japan.


Research and Development


         We do not own laboratories or other clinical research or testing facilities. All research and development activities to date have been conducted under contract by outside laboratories and clinicians.


Government Regulation


         The manufacturing and marketing of the Drug and related drug delivery technology, as well as our related research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. We believe that complying with these regulations will involve a considerable amount of time, expense and uncertainty.


         In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drugs. Drug development and approval within this regulatory framework is difficult to predict and will take a number of years and involve the expenditure of substantial resources.


         The steps required before a pharmaceutical agent may be marketed in the United States include:

        1. Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

        2.  The submission to the FDA of an Investigational New Drug Application
            (IND) for human clinical testing which must become effective before human clinical trials can commence;

        3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

        4.  The submission of a New Drug Application to the FDA; and

        5. FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.


         In addition to obtaining FDA approval for each product, each domestic product-manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for products, drugs and devices.


Pre-clinical Trials


         Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as tissue culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. No assurance can be given as to the ultimate outcome of such pre-clinical testing. The results of pre-clinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA.

         We have conducted limited pre-clinical studies described on page 6. We intend to largely rely upon contractors to perform further pre-clinical trials to the extent we obtain sufficient funding, of which there is no assurance.


Clinical Trials


         Clinical trials involve the administration of the new product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.


         Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution where the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to Good Manufacturing Practices.


          Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population in order to:

        o Determine the efficacy of the product for specific, targeted indications;

        o   Determine dosage tolerance and optimal dosage; and

        o   Identify possible adverse side effects and safety risks.


         When there is evidence that the product may be effective and has an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites. Phase III frequently involves randomized controlled trials and, whenever possible, double blind studies. We, or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.


         We intend to rely upon third party contractors to advise and assist us in our clinical trials.


New Drug Application and FDA Approval Process


         The results of the pharmaceutical development, pre-clinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application for approval of the marketing and commercial shipment of the product. The testing and approval process is likely to require substantial time and effort. In addition to the results of pre-clinical and clinical testing, the applicant must submit detailed information about chemistry and manufacturing and controls that will determine how the product will be made. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing (Phase IV) and surveillance to monitor the safety of a company's products if it does not believe the New Drug Application contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that a New Drug Application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Post approval studies may be conducted to explore further intervention, new indications or new product uses.

         Among the conditions for New Drug Application approval is the requirement that any prospective manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices and the requirement specifications of the approved New Drug Application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of drug and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.


         Additionally, in the event of non-compliance, FDA may issue warning letters and seek criminal and civil penalties, enjoin manufacture, seize product or revoke approval.


International Approval


         Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the drug in such countries. The requirements governing the conduct of clinical trials and drug approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.


Other Regulation


         In addition to regulations enforced by the FDA, our business activities may also become subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development may involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.


Medizone's Pre-clinical Studies


         Between 1988 and 2000, we sponsored and were the primary beneficiary of research to (1) determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases and (2) establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.


         The pre-clinical projects included: (1) studies to test ozone's ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse; (2) a pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and (3) studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.


         In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that we add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus ("SIV"), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding of the Canadian Blood Forces Program was discontinued. We learned in late 1997 that the program suffered difficulties with the ozone/bioserum interface that was used in the study, which resulted in an inconsistent, difficult to accurately measure, dosage of ozone. As a result, from a regulatory perspective the study yielded results that could not be used due to the inability to specifically identify dosage. From a practical standpoint, we view this study of the Drug as a success, in that the treated simians never became ill through the entire course of the trial period, while the control group all died within a 14-day period.

Effect of Governmental Regulation on Medizone


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


         Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, we are precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. To obtain FDA approval we will be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant a New Drug Application unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.


         We submitted an IND application to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV. The FDA deemed the IND application to be incomplete and required us to conduct additional animal studies prior to commencing a large animal study followed by human trials. In September 1994, the FDA inactivated our IND. We have no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work. Accordingly, we do not expect that our IND application will ever be re-opened. Until an NDA has been granted, we may not distribute ozone-generating devices in the United States, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as "Investigational Devices."


         Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") and other regions of the world outside of North America are more accepting than the United States of human clinical trials of ozone therapies. We believe we should pursue foreign Phase I human toxicity trials, as well as early stage phase II efficacy trials in these regions of the world when funding is obtained. The results anticipated from the next planned blind Phase I/II human safety and efficacy trials investigating hepatitis C are expected to contribute to satisfying regulatory requirements in the United States, Canada and other countries.


         We previously entered into a research agreement with a foreign national research center to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the hepatitis C virus. The trial will be blind and the country of origin and laboratories in Canada will share the data produced. This proposed trial is considered a major step toward our goal to conduct similar tests in Canada and eventually with the FDA. The proposal anticipates substantial collaborative efforts by the parties to share information with appropriate regulatory bodies in both countries. While we continued development work to proceed with this trail through 2001, no substantive progress was made during 2002 and additional funding will be required to start the trial and see it through to completion.


         We intend to pursue future trials in Canada and other countries as soon as funding allows. We believe trials successfully completed in Canada would be acceptable to both the FDA and the regulatory agencies of the European Union, due to recent harmonization of regulatory requirements between Health Canada and the FDA.


Anecdotal Studies


Human Pilot Trial - Hepatitis C


         Beginning in 1998 and concluding in 2000, we obtained patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of hepatitis C. This trial was conducted by William Hitt, Ph.D., M.D., at his clinic, The William Hitt Center, in Tijuana, Mexico, during the normal course of Dr. Hitt's practice. Dr. Hitt is a former member of the Medizone board of directors. This trial was not conducted as a blind study as required by the FDA and the results have value only as anecdotal information.

         According to Dr. Hitt, the following data was produced from his practice and related trial of developmental ozone. Dr. Hitt has provided this data to us and we have not independently verified its accuracy. Dr. Hitt treated patients using major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis. The average treatment period was 30 days. Dr. Hitt conducted viral load testing (detecting the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels before the start of the treatment, immediately following treatment, and six months after treatment without any further medical intervention during the post-treatment period. Dr. Hitt reported that no adverse side effects were observed or reported in any of the participants. According to Dr. Hitt, SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.9% reduction. If accurate, Dr. Hitt's data indicates that in the six-month post-treatment follow up testing, 38 of the 40 patients tested at inactive viral levels for hepatitis C virus. Two of the patients reportedly had increased viral levels at the end of the treatment test period; however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results. Dr. Hitt's trials were not conducted as a blind study as required by the FDA and we regard these results only as anecdotal information. Further studies are needed to verify the effectiveness of the science.


 Instrument Development


         We entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment and we were granted exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. Biozone expects to relocate to Nevada in the future as an integrated part of our proposed future manufacturing facility to be located in Reno, Nevada. We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants. Once we obtain regulatory approvals for our technology and protocols and enter production mode, Biozone will phase out its other business to concentrate on its work with us.


         In the future we intend to build a manufacturing and shipping center in Reno, Nevada. Nevada was chosen as a location for this facility due to the availability of human resources, land, general demographics, location and tax considerations. As an interim step in preparation for a transition from a research and development stage company to a company that anticipates future worldwide sales, we anticipate that we would need to construct or acquire a smaller development facility on the outskirts of the San Francisco Bay Area. This facility would provide a location in which to finalize product development and production line design prior to making the larger commitment to build a full scale manufacturing plant. These plans are on hold pending the receipt of funding, of which there is no assurance given.


International Activities


Medizone Canada Limited


         To maximize research opportunities and the potential market for its products, we intend to establish subsidiary or affiliated corporations in other countries. The organization of these subsidiaries may initially result in significant expense; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and generating possible sources of financing, from which we would benefit directly or indirectly. It is anticipated that we would also enter into license agreements with all subsidiary companies for use of the Medizone Technology and patents.


         We presently own all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation ("MedCan"). MedCan was a participant in the Canadian Blood Forces Program's SIV Study. The Canadian government requires that a Canadian entity must perform research accepted under the auspices of Health Canada. Therefore, future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens and MedCan will be operated from Canada. Medizone also intends to form a not for profit foundation. The future business of the non-profit entity will be to assist in research and aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for the treatment of hepatitis and aids, at discounted prices in those countries. We believe that if our research continues to prove successful, the future participation of the World Health Organization and the World Bank might be available to help bring our science to developing regions of the world through matching funds and grant programs. The majority of our expected future customer base is located in the developing regions of the world.

Medizone New Zealand Limited


         On June 22, 1995, we entered into a series of contracts that resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ is owned equally by Medizone and Solwin Investments Limited ("Solwin"), a New Zealand corporation, which is an affiliate of Richard G. Solomon, one of our directors. MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of our patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.


         Under these agreements we purchased 100% of MNZ from Mr. Solomon and sold 50% of MNZ to Solwin for $150,000. We also loaned $50,000 to MNZ on a demand basis, which was repaid on October 2, 1995. On October 26, 1995, we loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. We also entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement") with MNZ.


         Under the Licensing Agreement, we granted an exclusive license to MNZ under certain patents and the right to use the Medizone trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the Licensing Agreement. The Licensing Agreement will terminate on the expiration date of the last patent obtained in New Zealand, or, if no patents are obtained, on June 22, 2010. We will receive a guaranteed minimum royalty, in an amount to be agreed to by the parties, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of our proprietary technology have been obtained in New Zealand. If we are unable to agree with MNZ upon the amount of the guaranteed minimum royalty, we may terminate the Licensing Agreement. Commencing on the first sale to a user by MNZ, we are to receive a sales royalty on MNZ's gross annual sales under the Licensing Agreement.


         Under the Managing Agent Agreement, MNZ will act as our agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and Southeast Asia (including the Philippines, Indonesia and Vietnam). We will divide Licensing fees with MNZ on a sliding scale as set forth below:


                                                           Medizone       MNZ

Initial license                                               50%          50%
Subsequent license fees up to $500,000                        50%          50%
Subsequent license fees between $500,000 and $750,000         75%          25%
Subsequent license fees in excess of $750,000                 85%          15%


         We will also divide any net royalties paid to us under any license entered into pursuant to the Managing Agent Agreement, with MNZ receiving 10% of the net royalties under those licenses.


         The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by us under certain circumstances. We have had informal discussions with the management of MNZ about acquiring the rights of MNZ in the future. Negotiations have not yet progressed to a formal stage, due to the lack of funding to finalize such a purchase.


Competition


         The market in which we intend to do business is extremely competitive. We are aware of several companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or that have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products.

Employees


         As of December 31, 2002, we had two full time employees and four part time employees acting in a consulting or outside services capacity, including our CFO. If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.


Status of Research Activity


         We have entered into a research agreement with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, we would enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product. That trial progressed satisfactorily through the first stages, but was interrupted while product development of the gas-serum interface system was finalized. The new interface development is complete and we expect that the veterinarian research program will begin again as soon as funding has been obtained, of which there is no assurance given. The next hepatitis C trial is also scheduled to start as soon as we complete our preparations and obtain funding. The lack of funding, however, has placed these projects on hold and there is no assurance that we will be able to complete them as originally planned even if funding becomes available.


Risk Factors


         Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:


         Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since inception, which have resulted in an accumulated deficit of $17,733,475 at December 31, 2002. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


         We are a development stage company with significant accumulated deficits and we can expect losses to continue for the foreseeable future. We have not generated any revenues from operations. No assurance can be given that our business activities will ever generate revenues. Even with funding to continue our research and development activity, we expect to continue to incur substantial losses for the foreseeable future.


         We do not have sufficient financing to meet our operating expenses. If we are unable to obtain financing, we may be required to take out bankruptcy or liquidate the company. We have financed operations at a minimal level during the past three years by the sale of common stock in small private placements to accredited investors. Committed funding sources have thus far been unable to perform as promised. We have pursued and continue to pursue funding opportunities, however to date no significant financing transactions have been completed. The lack of revenues and regulatory approvals has made it difficult to obtain funding, as has the significant downturn in the United States economy since September 2001.


         Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future. The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our shareholders and may adversely affect the trading prices of our common stock. We have funded development and operations activities to date primarily from the sale of common stock. We do not have adequate financing at this time and will require substantial additional capital to meet our obligations. The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will most likely be obtained through sales of common stock or other securities. No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

         Our future funding needs will require significant additional capital, which is not immediately available to us. If we fail to obtain financing at levels required to pay for the testing and additional development of our technology, we could be required to scale back or to even cease operations. We may also lose key elements of our technology as patents and license agreements lapse or expire. The identification, development and commercialization of products and technology will require a commitment of substantial funds to conduct research and development activities, including possible pre-clinical and clinical studies, to create and expand distribution and marketing capabilities and to acquire and expand manufacturing capacity. Our actual capital requirements will depend on many factors, including but not limited to, the costs and timing of research and development activities, the number and type of clinical or other tests we may be required to conduct in seeking approval of products from governmental or other agencies, the success of our development efforts, the cost and timing of establishing or expanding sales and marketing and/or manufacturing activities, the extent to which our products (if any) gain market acceptance, our ability to establish and maintain collaborative relationships, competing technological and market developments, the progress of our commercialization efforts and the commercialization efforts of our marketing partners, the costs involved in preparing, filing, prosecuting, maintaining and enforcing and defending patent claims and other intellectual property rights, developments related to regulatory issues, and other factors. We continually seek opportunities to raise funds through public or private financings, collaborative relationships or other arrangements. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish its rights to certain of our technologies, products or marketing territories. The failure to raise capital when needed will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.


         Our business is subject to substantial government regulation, which causes us to incur significant expense and which results in substantial delay in the approval of our products for marketing in the United States and in other jurisdictions. If we do not receive the required approvals, we will be required to scale back or limit or even to cease operations. The research, development, manufacture and marketing of our products, which constitute medical devices or products, are extensively regulated by a number of governmental agencies, including the FDA. The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in most other countries. The regulatory processes established by government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products we develop that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations, which could delay, limit or prevent required regulatory approvals. In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. We might encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, would likely have a material adverse effect on our business, financial condition and results of operations.


         We may also be required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Any third parties manufacturing our products or supplying materials or components for such products may also be subject to these manufacturing practices and mandatory procedures. If we or our third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, we or they could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of product, operating restrictions and, in some cases, criminal prosecutions.


         Our products may also be subject to regulation, inspection and licensing by other governmental agencies, including the Environmental Protection Agency, state agencies similar to the FDA and EPA and the Occupational Health and Safety Administration. In addition, if we engage in contract sterilization services, our products and operations may be subject to the infection control or other requirements of the Joint Commission on Accreditation of Health Care Organizations, the Centers for Disease Control, the Association for Advancement of Medical Instrumentation and other federal and state agencies that have established or maintain testing methods or sterilization process monitoring.


         Although we expect to conduct clinical tests and trials of our technology, the outcome of such tests and trials is uncertain and cannot be guaranteed. If our tests and trials are not acceptable to the governing authorities, we will not obtain the approvals required to market our products in the United States and other jurisdictions where such trials are required. Certain of our planned products constitute medical devices within the meaning of the Food, Drug and Cosmetic Act and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under ss.510(k) of the FDA Act. In order for a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval or PMA. Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by Medizone, which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process, or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.


         The time required to obtain FDA approval is uncertain, and frequently takes several years or more, if approval is ever granted. There can be no assurance that any future products developed or identified solely by us or in conjunction with others will prove to be safe and efficacious in any required clinical trials, or that they will meet the applicable regulatory requirements necessary for their marketing, including the receipt of a marketing clearance, should such be required. Further, if regulatory approval is granted that approval would generally be limited to the uses for which the product has been demonstrated through clinical studies and other means to be safe and effective. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if regulatory approval is obtained a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. The regulatory requirements pertinent to medical device manufacturing and related activities are stringently applied and enforced by the FDA and similar governmental agencies in other countries.


         If we are required to conduct clinical or other testing or trials of our products, any such testing will need to be made in compliance with regulations promulgated by the FDA under the authority granted it under the FDA Act. In other countries, governmental agencies similar to the FDA also regulate the sale of medical devices and products, generally in a manner similar to the FDA's regulation of those products. Sales of any products to Europe also require a "CE" mark, which shows that the product has been manufactured in accordance with required standards. Our sterilization technology has not been approved for use in connection with or as part of any device, and there can be no assurance that we will not encounter problems in the conduct of any clinical trials or tests we are required to complete which will cause the FDA, or any other regulatory agencies to delay or suspend the tests or otherwise not approve the sale of our products. If any of our products under development are not shown to be safe and effective in any required clinical trials, the resulting delays in developing other products or conducting related pre-clinical testing and clinical trials, as well as the need for financing to complete any such testing and trials, could have a material adverse effect on our business, financial condition and results of operations.


         Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents. Our success will depend, in large part, on our ability to obtain and enforce patents, maintain its trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Our license rights depend in part upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect our business. We intend to file additional patent applications (both United States and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.

         Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology.


         We also rely on secrecy to protect portions of our technology for which patent protection has not yet been pursued or which is not believed to be appropriate or obtainable in addition to any information of a confidential and proprietary nature relating to us, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to existing or potential vendors or suppliers and customer names and addresses. This technology includes technology that we acquired from two parties in connection with, but separate from, the patented technology from Biozone, a portion of which we have acquired and a portion of which we have obtained a license to use. There can be no assurance that our undivided ownership and/or license rights in such technology are enforceable.


         We intend to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, whether our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.


         We face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the pharmaceutical and related industries. We may not be successful in our efforts to compete with these companies. There can be no assurance our technology will have advantages over those of competitors, which will be significant enough to cause users to adopt its use. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.


         Most of the companies currently producing products or using techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than our technology.


         We face competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.


         Our business and our proposed business will subject us to the potential for product liability claims if people using our technology suffer bodily injury, including death. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us. The testing, marketing and sale of medical or clinical products and other products that may utilize our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products. That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have no clinical trial or product liability insurance coverage. We anticipate obtaining and maintaining appropriate insurance coverage as products become ready to be commercialized. There can be no assurance we will be able to obtain this insurance or, if we can obtain insurance, that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against potential liability. The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.


         Our business activities may involve the use and storage of hazardous substances that are subject to government restrictions and regulation, increasing our potential liability to third parties and the cost of doing business in order to comply with applicable regulations. Our research and development activities, and the application of our technology, may involve the controlled use of materials, substances or electro-magnetic radiation that may, if used or employed improperly, prove hazardous. We believe, however, that our technology employs such potentially hazardous or toxic materials and substances in a manner that minimizes their adverse effects. Further, where such hazards are employed, we intend to utilize appropriate detection equipment and take appropriate countermeasures in design, or in the test lab environment.


         We have only a limited staff and if we are to succeed in implementing our business plan we will need to engage and retain trained and qualified staff. There is no assurance that we will succeed in attracting the personnel needed to meet our needs. At this time our financial limitations have restricted our staff to two administrative officers. If funding can be obtained, we will require assistance of qualified expert scientific and sales staff. We anticipate that at a minimum we will rely upon consultants and advisors to assist in formulating our research and development strategies and operations. Retaining and attracting qualified personnel, consultants and advisors will be critical to our success. In order to pursue product development and marketing plans, we will need additional qualified scientific personnel, as well as personnel with expertise in clinical testing, governmental regulation, manufacturing and marketing. Expansion of product development and marketing are also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous medical and clinical companies, universities and other research institutions. Even if financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.


         We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that our academic collaborators will not become our employees. As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities. Our academic collaborators may have relationships with other commercial entities, some of which could compete with us.


         We do not own our manufacturing capability and must rely on third parties to manufacture the devices required for our technology. This arrangement results in a certain loss of control over the manufacturing process and may result in problems relating to quality control and warranty issues. Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing its sterilization technology, including any products to be used in any required clinical or other tests. We initially intend to develop relationships with other companies to manufacture those components and/or products, and we will act as specification developer and final assembly manufacturer for selected products only. The two products currently being developed by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations. Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.


         In addition, some or all of our potential products, or products in which our sterilization technology may be incorporated, may be required to be manufactured in accordance with current FDA or other governmental agency manufacturing regulations. If the manufacturing facilities cannot pass a plant inspection by the FDA, the manufacturer's ability to manufacture the products will be adversely affected. There can be no assurance we can successfully acquire manufacturing capacity on a profitable basis, or contract with another party on terms acceptable to us, if at all.


         You should consider this cautionary warning concerning forward-looking statements in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our lack of revenue and our substantial net losses and accumulated deficit, as well as the continuing uncertainty of profitability, our ability to develop and introduce new products, our lack of sales, marketing and distribution experience and anticipated dependence on third parties for such matters, the risks associated with obtaining governmental approval of our products, the highly competitive industry in which we intend to operate and the rapid pace of technological change within those industries, the uncertainty of patent and proprietary technology protection and our reliance on such patent protection and proprietary technology (including reliance on technology licensed from third parties), changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for our products, general economic and business conditions and other factors referenced above.


Item 2.  Description of Property


         Our offices are located at 144 Buena Vista Ave., Stinson Beach, California. The offices are located temporarily in the home of our CEO, Edwin Marshall. We also rent a secure storage area from a third party for our corporate archives. The cost of this facility is $200 per month. We pay or reimburse all telephone and related expenses. To date we have not been charged or paid any rent for the temporary office space provided by our CEO.


Item 3.  Legal Proceedings


         During the year ended December 31, 2002, we were a party to the following litigation matters.


         Rakas vs. Medizone International, Inc. A former consultant brought this action in the Supreme Court of New York, Westchester County, (Index No. 08798/00), claiming we had failed to pay consulting fees under a consulting agreement. We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties. We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us. Therefore, at December 31, 2002, the entire amount of the judgment has been accrued pending additional settlement discussions.

         Killian vs. Medizone International, Inc., Civil No. C014525, in the United States District Court, Northern District of California. This action was brought by five individuals who alleged that they were patients of Dr. William Hitt in Mexico and that they were defrauded and injured by Hitt as a result of treatments received there. Four of the plaintiffs are unknown to us. Other defendants named in the complaint are Dr. Hitt, Jane Hitt, The Hitt Clinic, and Jill Marshall. Mrs. Marshall and we deny all of the allegations and also deny any liability for any injury or harm these persons allege to have suffered. Mrs. Marshall and we filed an answer to the complaint on February 22, 2002. On March 26, 2002, counsel for the parties met and conferred to discuss alternative dispute resolution alternatives, discovery and initial disclosure. A Case Management Conference was held April 22, 2002. The claims against Dr. and Mrs. Hitt and the Hitt Clinic were subsequently dismissed for lack of jurisdiction over those defendants. Discovery by the remaining parties continues in this case.


         Bottomly vs. Medizone International, Inc., Civil No. 020900403, (Third Judicial District Court for Salt Lake County). Nathaniel and Ross Bottomly and Jeff Pace, who claim to be shareholders of Medizone, brought this action. Other defendants named in the complaint are Ed and Jill Marshall. The plaintiffs allege that the company and the Marshalls made untrue statements in connection with the purchase of securities regarding certain funding transactions that we anticipated. In addition, the plaintiffs allege that the Marshalls have breached their duties to our shareholders by making untrue statements regarding the funding transactions and that they otherwise mismanaged the company. The company and the Marshalls deny any wrongdoing and have vigorously defended themselves against the claims of the plaintiffs. The Marshalls and the company filed an answer with the court on February 25, 2002. On April 12, 2002, we also filed a
Schedule 14 A with the Securities and Exchange Commission, responding to the allegations of the Bottomlys and Pace in proxy solicitation materials they circulated to certain of our shareholders. We believe the allegations made by the plaintiffs are false and distort our previous disclosures in filings we have made with the SEC.


         Medizone International, Inc. vs. Nathaniel Bottomly, Ross Bottomly, Jeff Pace et al., Civil No. CO2 1659CRB (United States District Court, Northern District of California). We filed this complaint alleging that the defendants violated federal laws by using materially misleading and false statements to solicit the vote of shareholders to replace our current management. In addition to the Bottomlys and Pace, defendants to our lawsuit included Advocates of Medizone (known as "AFM"), an unincorporated entity we believe to have been founded by these individual defendants and John Does 1 through 25. After limited discovery, on October 10, 2002, we filed a motion to dismiss the complaint without prejudice, permitting us to file the action in federal court in Utah where we believe jurisdiction may be obtained over our intended defendants. The court subsequently granted our motion. To date we have not re-filed this lawsuit.


                                     Part II


Item 5.           Market for Common Equity and Related Stockholder Matters

         Our shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.


         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2001 and 2002. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                                Bid Price

                  Year              Calendar Period           High     Low
                  ----              ---------------           ----     ---
                  2001              First Quarter             $0.20    $0.13
                                    Second Quarter            $0.47    $0.13
                                    Third Quarter             $0.31    $0.13
                                    Fourth Quarter            $0.21    $0.06

                  2002              First Quarter             $0.15    $0.08
                                    Second Quarter            $0.10    $0.03
                                    Third Quarter             $0.09    $0.04
                                    Fourth Quarter            $0.05    $0.02


         As of March 26, 2003, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.


         We have never paid cash dividends on the common stock. Payment of cash dividends is subject to the discretion of the Board of Directors and is dependent upon various factors, including the availability of earnings, capital needs and general financial condition. We do not believe that we have any immediate prospect of earnings. However, we anticipate that in the foreseeable future, we will follow a policy of retaining earnings, if any, to finance research and development.


Recent Sales of Unregistered Securities


         Subsequent to December 31, 2002, we sold 400,000 shares of common stock to a director and his son-in-law at $0.05 per share, for gross proceeds of $20,000. We also granted these investors warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term. The shares were sold without registration under the Securities Act of 1933, as amended, in reliance upon an exemption under the Securities Act for private sales of securities by issuers to accredited persons. Both investors purchasing these shares are accredited investors as that term is defined by Regulation D and related rules promulgated under the Securities Act by the Securities and Exchange Commission. The shares are restricted shares, meaning that they may not be resold or distributed by the holders in the absence of an effective registration statement or an exemption from registration under the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation


Results of Operations


         From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned. We had a net loss in 2002 of $687,273, compared to a net loss of $716,054 in 2001.


         In 2002, research and development expenses were $40,602 compared to $67,333 spent for research and development in 2001. The decrease in research and development expenses was primarily due to the company's lack of capital. Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.


         General and administrative expenses in 2002 totaled $618,264, compared to $620,708 in 2001. These expenses include professional fees, payroll, insurance costs and travel expenses. Our lack of cash has prevented us from paying all accrued salary and other expenses during the last two years. During 2002, due to our lack of capital, we paid approximately $71,000 of the total general and administrative expenses to third parties by issuing common stock for services. We also converted debt totaling $44,737 by issuing shares of common stock to certain creditors.


         Notes payable totaled $303,491 in 2002 and 2001. We did not make any new notes during 2002. Interest expense on these obligations totaled $23,656 in 2002, compared to $23,262 in 2001. The applicable interest rates on this debt ranged from 0% to 10% percent per annum.


Liquidity and Capital Resources


         At December 31, 2002, we had a working capital deficiency of $1,887,655, compared to a working capital deficiency of $1,435,644 at December 31, 2001. The stockholders' deficit at December 31, 2002 was $1,882,180, compared to a stockholders' deficit of $1,435,644 at December 31, 2001.

         We continue to require additional funding to fund research necessary to make the appropriate regulatory applications for our technology and products and to continue operations. Our only source of financing to date has been the sale of our common stock. During 2002, we generated cash of $134,481 through financing activities, primarily through the sale of shares of common stock for proceeds of $125,000.


         Given current negative cash flows, it will be difficult for us to continue as a going concern without an influx of capital. While we continue to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results. Previously anticipated and announced financing commitments have failed to be fulfilled.


         Our audited financial statements included in this annual report on Form 10-KSB have been prepared on the assumption that we will continue as a going concern. To date it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained, we may be required to discontinue operations. Even if additional financing becomes available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders.


         In 2000, we announced that we had received a commitment for $20,000,000 in funding from the Groundell Trust, an Asian-Pacific Island philanthropic investment group. The investor committed to make an initial investment of $10,000,000 at a price of $5.00 per share. The second tranche of funding, also for $10,000,000, was to be based on the performance of our common stock during 2001. The investor informed us that the funds to be invested under its commitment letter were to be provided out of an anticipated commission payment payable to the investor upon closing of a series of very large and complex multi-national financing transactions and that the investor believed those transactions would close within six weeks of the original delivery of its commitment. Because of the sensitive nature of the transactions that were in process, the investor required that we keep any additional details of the transactions entirely confidential as a condition to our receipt of funds. The investor did approve the contents of a press release describing the transaction that was distributed us and filed as an exhibit to earlier filings made with the SEC.


         As of March 26, 2003, the financing transactions that are to provide the source of funds for the investor's purchase of shares continue to be in progress, but they have not closed and the investor reports that it has yet to receive any funds in connection with those pending transactions. Since 2000, when we announced the funding commitment, the investor has repeatedly confirmed its commitment to invest a total of $20,000,000 in our common stock. The investor has continued to assure us that the transactions continue to progress toward closing, but has also indicated that the final closing of the transactions has been delayed by a series of events outside the control of the numerous parties to the transactions, including the terrorist attacks on the United States in September 2001.


         We remain in close contact with the investor. However, we also continue to seek funding from other sources. The general downturn in the investment climate and economy in the United States since 2000 have contributed to the difficulties encountered in obtaining financing. If we fail to receive financing, we may be forced to cease operations.


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


Item 7.  Financial Statements


         Our financial statements are included commencing at page F-1 and form a part of this report.


                                    Part III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following table contains information concerning our directors and executive officers as of December 31, 2002.


Name                       Age              Position

Edwin G. Marshall          60               Chairman of the Board, CEO
Richard G. Solomon         60               Director
Daniel Hoyt                63               Director
Jill C. Marshall           51               Chief Operating Officer,
                                                 Corporate Secretary
Steve M. Hanni             35               Chief Financial Officer




         Edwin G. Marshall became Chairman of the Board & Chief Executive Officer in April 1998 and has been with us full time since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business pursuits, including managing his personal investments.


         Richard Garrett Solomon, Director and Executive Officer of Medizone New Zealand Limited. Mr. Solomon has been one of our shareholders since 1992. In 1995, Mr. Solomon joined with us to form Medizone New Zealand as a 50/50-owned joint venture. Between January 1996 and February 1997, Mr. Solomon was one of our directors. He was reappointed to the Board of Directors in May 2000. Mr. Solomon received a Bachelor of Commerce degree (University of Otago), Diploma of Business and Industrial Administration (University of Auckland), and he is an Associate Chartered Accountant. Mr. Solomon's career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited. He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand.


         Daniel Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years he has become a recognized leader in the life insurance industry. Mr. Hoyt's clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. Mr. Hoyt currently serves as the Chairman of the Board of Biological Systems, Inc. a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.

         Steve Hanni became Chief Financial Officer in April 2002. Mr. Hanni is a certified public accountant engaged in public practice with the firm of Stayner, Bates & Jensen, PC, Certified Public Accountants, in Salt Lake City,

Utah. Mr. Hanni was previously a partner with the firm of HJ& Associates, LLC, a public accounting firm that acts as our independent public accountant in connection with the audit of our annual reports and the review of our quarterly financial reports.


         Jill C. Marshall, NMD has been our Chief Operating Officer, Corporate Secretary, and Director of Investor Relations since April 1998. Dr. Marshall received a Doctor of Naturopathic Medicine degree from The Southern College of Naturopathic Medicine and a Bachelor of Arts degree from California State University at Long Beach, where she majored in Sociology and Health Education. She brings a successful background in Naturopathic healing, teaching, sales training and marketing with 20 years experience working in corporate environments. Dr. Marshall's previous sales and marketing clients include:
Foundation Health, Plus Financial, Principal Financial Group, Paul Revere Companies, Discovery Toys, Lotus Development, Pacific Bell, PG&E and Blue Shield of California. Dr. Marshall is the wife of our CEO, Ed Marshall.


Compliance with Section 16(a) of the Exchange Act


         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a). We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2002, that was not timely filed with the Commission.


Item 10.   Executive Compensation

         The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

                           Summary Compensation Table

                                                                Long-Term
                                                                Compensation
                                      Annual Compensation         Awards
Name and Principal
Position                Year     Salary           Bonus         Options (#)

Edwin G. Marshall(1)    2002     $170,000(2)      $    0            0
Chairman and CEO        2001     $170,000(3)      $    0            0
                        2000     $ 99,166(4)      $    0            0


(1) Does not include amounts paid or accrued to Mr. Marshall's wife (Dr. Jill Marshall), also an officer, at $95,000 per year for 2002, 2001 and 2000. Cash payments of salary were made to Dr. Jill Marshall in the amounts of $23,750 in 2002, $23,750 in 2001 and $55,417 in 2000. The
         remaining balance of $182,083 has been accrued, but remains unpaid to Dr. Jill Marshall due to the lack of funds.

(2) Of the amount indicated, a total of $49,583 was paid to Mr. Marshall. The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2002 totals $298,750.

(3) Of the amount indicated, a total of $42,500 was paid in cash. The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2) above.

(4) The board of directors established the CEO's annual compensation package in 2000 to be $170,000. However, cash flow has never provided sufficient funds to pay the total accrued salary. We remain indebted to the CEO for the payment of accrued salary in the aggregate amount of $50,833 for 2000. See note (2) above.


         We do not have any employment agreements with any employee. Our Board of Directors does not have a compensation committee. The Board determines matters concerning the compensation of executive officers. When resources allow, we anticipate that directors will be paid an annual fee and a fee for attendance at meetings of the Board and meetings of committees of the Board. Currently the Board has no committees.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


         The following table contains information as of March 26, 2003, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2002 as CEO of Medizone, and (3) officers and directors at March 26, 2003, as a group. Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

                                       Number of Shares         Percent of
Name and Address                      Beneficially Owned     Outstanding Shares

Edwin G. Marshall (1)                    12,059,241                7.6%
Chairman of the Board,
Chief Executive Officer
P.O. Box 742
Stinson Beach, CA 94970

Richard G. Solomon (2)                    7,130,001                4.5%
Board Member, Medizone International
Director, Medizone New Zealand, Ltd.
77 Seaview Road
Remuera, Auckland 1005
New Zealand

Daniel D. Hoyt (3)                        4,110,000                2.6%
1 American Square, Suite 1370
Indianapolis, IN 82040

Jill C. Marshall, ND (4)                 12,059,241                7.6%
Chief Operating Officer,
Corporate Secretary
P.O. Box 742
Stinson Beach, CA 94970

Steve Hanni                                  50,000                   *
455 South 300 East
Salt Lake City, UT 84111

All Officers and Directors
as a Group  (5 persons) (5):             23,349,242               14.6%



     * Less than 1%.

(1) Amount indicated includes (i) 920,000 shares owned of record by Jill Marshall, Mr. Marshall's wife and our COO, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,129,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Edwin and Jill Marshall as joint tenants and (v) 20,500 shares held in street name.

(2) Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.

(3) Includes warrants to purchase 1,600,000 shares of common stock at prices ranging from $0.05 to $0.20 per share, and 2,510,000 shares owned of record.

(4) Amount indicated includes (i) 920,000 shares owned of record, (ii) 4,936,507 shares owned by Sand Dollar, of which her husband is the general partner, (iii) 6,129,366 shares owned by Mrs. Marshall's husband, (iv) 52,869 shares held by Edwin Marshall and Jill Marshall as joint tenants and (iv) 20,500 shares held in street name.

(5) Based on a total of 158,745,387 shares outstanding. This amount includes currently exercisable options for the purchase of 1,600,000 shares and eliminates all duplicate holdings.


Item 12. Certain Relationships and Related Transactions


         Mr. Marshall, our CEO and Chairman, is the general partner of Sand Dollar Solution, a limited partnership ("Sand Dollar"). In January 2000, Sand Dollar exercised warrants to purchase 3,142,857 shares of common stock at $.07 per share, or a total of $220,000. In April 2000, warrants held by Sand Dollar for the purchase of 37,682,540 shares of common stock at prices ranging from $0.07 per share to $0.15 per share expired. In May 2001, warrants held by an affiliate of Sand Dollar for the purchase of 25,000,000 shares at $0.20 per share expired.


         The shares issued upon exercise of the Sand Dollar warrants were not registered under the Securities Act of 1933 in reliance upon exemptions from registration, including those created by the safe harbor provisions of Regulation D under the Securities Act for offerings made solely to accredited investors. The shares are "restricted shares" as that term is defined under the Securities Act and the transfer and sale of the shares is therefore subject to the limitations and restrictions imposed by the federal and state securities laws applicable to shares issued in private or non-public sales of securities.


Item 13.          Exhibits and Reports on Form 8-K

(a)       Exhibits.


        Number  Description


        2       Agreement and Plan of Reorganization dated March 12, 1986 (2)


        3.1     Articles of Incorporation of Company (2)


        3.2     Bylaws (2)


        3.3     Articles of Amendment to Company's Articles of Incorporation (3)


        10.1 Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992 (4)


        10.2 Loan Agreements between Medizone and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (4)


        10.3 Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated June 22, 1995 (5)

        10.4 Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)


        10.5 Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995 (5)


        10.6 Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)

        10.7    Funding commitment letter from Groundell Trust. (6)


        10.8    Letter re: change in certifying accountants (6)





(1) Incorporated by reference to annual report on form 10-K for the year ended December 31, 1998.


(2) Incorporated by reference to registration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985.


(3) Incorporated by reference to annual report on Form 10-K for the period ended December 31, 1986.


(4) Incorporated by reference to annual report on Form 10-K for the period ended December 31, 1992.


(5) Incorporated by reference to current report on Form 8-K, dated June 22, 1995.


(6) Incorporated by reference to annual report on Form 10-KSB for the period ended December 31, 2001.

(b)      Reports on Form 8-K.

         None.

Item 14.    Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. These officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in this report is accumulated and communicated to management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDIZONE INTERNATIONAL, INC.


                             By:   /s/ Edwin G. Marshall
                                ----------------------------------------------
                             Edwin G. Marshall
                             Chairman of the Board and Chief Executive Officer

                             By: /s/ Steve Hanni
                                ----------------------------------------------
                             Chief Financial Officer

Date: April 11, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Edwin G. Marshall      CEO and Chairman of the Board     April 11, 2003
------------------------
Edwin G. Marshall


/s/ Steve Hanni            Chief Financial Officer           April 11, 2003
------------------------
Steve Hanni                (Principal Financial
                           and Accounting Officer)


/s/ Richard G. Solomon     Director                          April 11, 2003
------------------------
Richard G. Solomon


/s/ Daniel Hoyt            Director                          April 11, 2003
------------------------
Daniel Hoyt

                                 CERTIFICATIONS

I, Edwin G. Marshall, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Medizone International, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

         /s/ Edwin G. Marshall
--------------------------------------------
Edwin G. Marshall, Chief Executive Officer

I, Steve Hanni, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Medizone International, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) valuated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

         /s/ Steve Hanni
-------------------------------------
Steve Hanni, Chief Financial Officer

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S


Independent Auditors" Report............................................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-5

Consolidated Statements of Stockholders" Equity (Deficit).................. F-6

Consolidated Statements of Cash Flows......................................F-15

Notes to the Consolidated Financial Statements.............................F-17

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiaries
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders" equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception on January 31, 1986 through December 31, 2002. These consolidated financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and from inception on January 31, 1986 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders" equity, raising substantial doubt about its ability to continue as a going concern. Management"s plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 10, 2003

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                       December 31,
                                                                            2002

CURRENT ASSETS

   Cash                                                                $               72
                                                                       ------------------

     Total Current Assets                                                              72
                                                                       ------------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                                        5,475
                                                                       ------------------

OTHER ASSETS

   Receivable from affiliate, net (Note 1)                                              -
                                                                       ------------------

     Total Other Assets                                                                 -
                                                                       ------------------

     TOTAL ASSETS                                                      $            5,547
                                                                       ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                    $          598,735
   Due to shareholders (Note 8)                                                     5,057
   Accrued expenses (Note 3)                                                      980,444
   Notes payable (Note 6)                                                         303,491
                                                                       ------------------

     Total Current Liabilities                                                  1,887,727
                                                                       ------------------

     Total Liabilities                                                          1,887,727
                                                                       ------------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS" EQUITY (DEFICIT)

   Common stock; 250,000,000 shares authorized of $0.001 par value,
    157,745,387 shares issued and outstanding                                     157,745
   Additional paid-in capital                                                  15,693,550
   Deficit accumulated during the development stage                           (17,733,475)
                                                                       ------------------

     Total Stockholders' Equity (Deficit)                                      (1,882,180)
                                                                       ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $            5,547
                                                                       ==================



       The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                       From
                                                                                                    Inception on
                                                                                                     January 31,
                                                                      For the Years Ended           1986 Through
                                                                          December 31,              December 31,
                                                               ---------------------------------  ----------------
                                                                    2002              2001             2002
                                                               ---------------   ---------------  ----------------

REVENUE                                                        $             -   $             -  $        133,349
                                                               ---------------   ---------------  ----------------

EXPENSES

   Cost of sales                                                             -                 -           103,790
   Research and development                                             40,602            67,333         2,685,788
   General and administrative                                          618,264           620,708        13,355,454
   Expense on extension of warrants (Note 5)                                 -                 -         1,866,857
   Bad debt expense                                                          -                 -            48,947
   Depreciation and amortization                                         4,751             4,751            42,521
                                                               ---------------   ---------------  ----------------

     Total Expenses                                                    663,617           692,792        18,103,357
                                                               ---------------   ---------------  ----------------

     Loss from Operations                                             (663,617)         (692,792)      (17,970,008)
                                                               ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Minority interest in loss                                                 -                 -            26,091
   Other income                                                              -                 -            19,780
   Gain on sale of subsidiary (Note 1)                                       -                 -           208,417
   Interest expense                                                    (23,656)          (23,262)         (912,493)
                                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                                      (23,656)          (23,262)         (658,205)
                                                               ---------------   ---------------  ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                                       (687,273)         (716,054)      (18,628,213)
                                                               ---------------   ---------------  ----------------

EXTRAORDINARY ITEMS

   Lawsuit settlement (Note 4)                                               -                 -           415,000
   Debt forgiveness (Note 4)                                                 -                 -           479,738
                                                               ---------------   ---------------  ----------------

     Total Extraordinary Items                                               -                 -           894,738
                                                               ---------------   ---------------  ----------------

NET LOSS                                                       $      (687,273)  $      (716,054) $    (17,733,475)
                                                               ===============   ===============  ================

BASIC INCOME (LOSS) PER SHARE

   Loss before extraordinary items                             $         (0.00)  $         (0.00)
   Extraordinary items                                                    0.00              0.00
                                                               ---------------   ---------------

     Basic Income (Loss) Per Share                             $         (0.00)  $         (0.00)
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             156,948,735       155,052,479
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                      During
                                                                 Common Stock                       Additional         the
                                             ----------------------------------------------------    Paid-in        Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)






                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                       During
                                                                  Common Stock                       Additional         the
                                             ----------------------------------------------------     Paid-in        Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)







                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                       During
                                                                  Common Stock                       Additional         the
                                             ----------------------------------------------------     Paid-in        Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)







                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                       During
                                                                  Common Stock                       Additional          the
                                             ----------------------------------------------------     Paid-in        Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)







                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        During
                                                                 Common Stock                        Additional          the
                                             ----------------------------------------------------     Paid-in        Development
                                                   Shares           Amount         Subscribed         Capital           Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance, December 31, 1993                         88,648,902  $        88,649   $         2,619  $      6,279,884  $    (9,196,610)

Common stock issued for services
 at $0.10 per share                                 1,431,590            1,431                 -           141,727                -

Common shares subscribed for at
 $0.10 per share                                            -                -             9,552           945,682                -

Common shares subscribed for as
 cancellations of indebtedness at
 $0.10 per share                                            -                -               417            41,234                -

Common shares subscribed for as
 cancellation of indebtedness at
 $0.18 per share                                            -                -            11,250         2,022,379                -

Issuance of subscribed stock                       10,384,900           10,385           (10,385)                -                -

Issuance of shares in recognition
 of disparity in purchase price in
 offering                                           1,125,834            1,126                 -            (1,126)               -

Prior period adjustment                                     -                -                 -                 -          219,422

Net loss for the year ended
 December 31, 1994                                          -                -                 -                 -       (1,126,315)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 1994                        101,591,226  $       101,591   $        13,453  $      9,429,780  $   (10,103,503
                                             ----------------  ---------------   ---------------  ----------------  ---------------


       The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)








                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                  Common Stock                       Additional       During the
                                             ----------------------------------------------------     Paid-in        Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)








                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                                  Common Stock                       Additional        During the
                                             ----------------------------------------------------     Paid-in         Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                  Common Stock                       Additional       During the
                                             ----------------------------------------------------     Paid-in         Development
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)








                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                  Common Stock                       Additional       During the
                                             ----------------------------------------------------     Paid-in         Development
                                                   Shares           Amount         Subscribed         Capital            Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance, December 31, 2000                        153,915,798  $       153,916   $             -  $     15,201,661  $   (16,330,148)

Common stock and warrants issued
 for cash at $0.20 per share                          500,000              500                 -            99,500                -

Common stock and warrants issued
 for cash at $0.15 per share                          200,000              200                 -            29,800                -

Common stock and warrants issued
 for cash at $0.15 per share                          166,666              167                 -            24,818                -

Common stock and warrants issued
 for cash at $0.18 per share                          555,555              555                 -            99,441                -

Net loss for the year ended
 December 31, 2001                                          -                -                 -                 -         (716,054)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2001                        155,338,019          155,338                 -        15,455,220      (17,046,202)

Common stock and warrants issued
 for cash at $0.10 per share                        1,000,000            1,000                 -            99,000                -

Common stock issued for services
 at $0.10 per share                                   230,000              230                 -            22,770                -

Common stock issued for debt
 at $0.10 per share                                   447,368              447                 -            44,290                -

Common stock and warrants issued for cash
 at $0.10 per share                                   250,000              250                 -            24,750                -

Common stock issued for services
 at $0.10 per share                                   480,000              480                 -            47,520                -

Net loss for the year ended
 December 31, 2002                                          -                -                 -                 -         (687,273)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2002                        157,745,387  $       157,745   $             -  $     15,693,550  $   (17,733,475)
                                             ================  ===============   ===============  ================  ---------------



       The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                       From
                                                                                                   Inception on
                                                                                                    January 31,
                                                                       For the Years Ended         1986 Through
                                                                             December 31,          December 31,
                                                               ---------------------------------  ----------------
                                                                       2002              2001             2002
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $      (687,273)  $      (716,054) $    (17,733,475)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                       4,751             4,751            42,521
     Stock issued for services                                          71,000                 -         3,086,916
     Expense for extension of warrants below market
      value                                                                  -                 -         1,866,857
     Bad debt expense                                                        -                 -            48,947
     Minority interest in loss                                               -                 -           (26,091)
     Loss on disposal of assets                                              -                 -           693,752
     Gain on settlement of debt                                              -                 -          (188,510)
     Gain on lawsuit settlement                                              -                 -          (415,000)
   Changes in assets and liabilities:
     (Increase) in prepaid expenses
      and deposits                                                           -                 -           (48,947)
     Increase in accounts payable                                      220,463            57,948           993,265
     Increase in accrued expenses                                      256,650           372,143         1,403,466
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                          (134,409)         (281,212)      (10,276,299)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Organization costs                                                        -                 -            (8,904)
   Purchase of fixed assets                                                  -                 -           (39,090)
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Investing Activities                                 -                 -           (47,994)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                           (8)                8                 -
   Proceeds from lawsuit settlement                                          -                 -           415,000
   Principle payments on notes payable                                       -                 -          (192,774)
   Cash received from notes payable and related
    party payable                                                            -            23,855         1,129,518
   Advances from shareholders                                            9,489                 -            10,344
   Capital contributions                                                     -                 -           421,847
   Stock issuance costs                                                      -                 -          (105,312)
   Increase in minority interest                                             -                 -            14,470
   Issuance of common stock for cash                                   125,000           254,981         8,631,272
                                                               ---------------   ---------------  ----------------

       Net Cash Provided by Financing Activities               $       134,481   $       278,844  $     10,324,365
                                                               ---------------   ---------------  ----------------




       The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                       From
                                                                                                   Inception on
                                                                                                    January 31,
                                                                       For the Years Ended         1986 Through
                                                                             December 31,          December 31,
                                                               ---------------------------------
                                                                     2002              2001             2002
                                                               ---------------   ---------------  ----------------

NET (DECREASE) IN CASH                                         $            72   $        (2,368) $             72

CASH AT BEGINNING OF PERIOD                                                  -             2,368                 -
                                                               ---------------   ---------------  ----------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH AT END OF PERIOD                                          $            72   $             -  $             72
                                                               ===============   ===============  ================

CASH PAID FOR:

   Interest                                                    $             -   $             -  $         26,483
   Income taxes                                                $             -   $             -  $              -

NON-CASH FINANCING ACTIVITIES

   Stock issued for services                                   $        71,000   $             -  $      3,086,916
   Stock issued for conversion of debt                         $        44,737   $             -  $      4,116,230
   Stock issued for license agreement and patent               $             -   $             -  $        693,752




       The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada) and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan). Collectively, they are referred to herein as the "Company". Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature. Effective March 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

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

              At the time of the acquisition of Medizone-Delaware, Medizone-Nevada was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Medizone-Nevada"s common stock for the common stock of Medizone-Delaware resulted in the former stockholders of Medizone-Delaware obtaining control of Medizone-Nevada. Accordingly, Medizone-Delaware became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Medizone-Delaware with no adjustment to the basis of Medizone-Delaware"s assets acquired or liabilities assumed. For legal purposes, Medizone-Nevada was the surviving entity.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Solomon (Solomon), a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which the Company thereupon loaned $50,000 to MNZ on a demand basis (see Note 1(i)).

              Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the Licensing Agreement) and a Managing Agent Agreement (the Managing Agent Agreement).

              Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The License Agreement will terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010. The Company is to receive a guaranteed minimum royalty (the Guaranteed Minimum Royalty) in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company's proprietary technology have been obtained in New Zealand. If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days notice. Commencing on the first sale to a user by MNZ, the Company will receive a sales royalty in an amount equal to 10% of MNZ"s gross annual sales under the License Agreement.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

              Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 2002.

              c.  Business Activities

              The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Basic Loss Per Share (Continued)

                                                                  For the Years Ended
                                                                         December 31,
                                                           --------------------------------------
                                                                   2002                2001
                                                           ------------------  ------------------
              Numerator
                    - Loss before extraordinary items      $         (687,273) $         (716,054)
                    - Extraordinary items                                   -                   -

              Denominator (weighted average number
               of shares outstanding)                             156,948,735         155,052,479

              Basic Income (loss) per share
                    - Before extraordinary items           $            (0.00) $            (0.00)
                    - Extraordinary items                                0.00                0.00
                                                           ------------------  ------------------

              Basic Income (Loss) Per Share                $            (0.00) $            (0.00)
                                                           ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

              g.  Newly Issued Accounting Pronouncements

              In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

              In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

              In December 2002, the Financial Accounting Standards Board issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation". The provisions of SFAS 148 became effective December 15, 2002.

              The adoption of SFAS 146 and SFAS 148 had no impact on the Company's consolidated financial position, results of operations or cash flows.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Newly Issued Accounting Pronouncements (Continued)

              In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its consolidated financial position, results of operations, or cash flows.

              In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The review has not resulted in a determination that it would be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

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

              i.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 2002.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

              At December 31, 2002, the Company had net operating loss carryforwards of $13,100,000 that may be offset against future taxable income and expire in years 2006 through 2022. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                   For the Years Ended
                                                                       December 31,
                                                         --------------------------------------
                                                                 2002                2001
                                                         ------------------  ------------------

              Income tax benefit at statutory rate       $          234,100  $          268,000
              Change in valuation allowance                        (234,100)           (268,000)
                                                         ------------------  ------------------

                                                         $                -  $                -
                                                         ==================  ==================

              Deferred tax assets at December 31, 2002 and 2001 are comprised of the following:

                                                                 2002                2001
                                                         ------------------  ------------------

              Net operating loss carryforwards           $        4,984,100  $        4,750,000
              Valuation allowance                                (4,984,100)         (4,750,000)
                                                         ------------------  ------------------

                                                         $                -  $                -
                                                         ==================  ==================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              k.  Principles of Consolidation

              The consolidated financial statements include those of Medizone International, Inc. (Medizone-Nevada) and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd (MedCan).

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

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company"s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

              Under the provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have been unchanged from the reported net loss.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              o.  Patents

              In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company's common stock. In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company"s common stock from the former Chairman and Chief Executive Officer of the Company.

              The patent covers a procedure for "ozone decontamination of blood and blood products" through the treatment of stored blood and blood components. The Board of Directors assigned a value of approximately $700,000 to the patent based upon the fair market value of the stock on the date of acquisition together with related legal costs. The Company charged the cost of the patent to research and development expense at acquisition because the FDA has not approved the technologies covered by the patent. Additionally, the Company agreed to pay the seller a royalty fee equal to 3% of the net receipts received by the Company in connection with the sale of any product, device or apparatus which embodies the patent. The Company's management considers the acquisition and retention of the patent to be material in its development and prospects. In 1992, the General Partner of Immunologics became chairman of the Company's Board of Directors and subsequently resigned from the Company's Board of Directors in September 1993.

              p.  Revenue Recognition Policy

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2002:

              Office equipment                        $           19,249
              Furniture                                            6,307
                                                      ------------------

                                                                  25,556
              Accumulated depreciation                           (20,081)
                                                      ------------------

              Net property and equipment              $            5,475
                                                      ==================

              Depreciation expense for the years ended December 31, 2002 and 2001 was $4,751 and $4,751, respectively.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 2002:

              Accrued payroll                                  $       703,167
              Accrued interest                                         218,402
              Accrued payroll taxes                                     58,875
                                                               ---------------

                            Total                              $       980,444
                                                               ===============

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              On December 3, 1999, the Company filed a complaint in the Third District Court of Salt Lake County, Utah against its former Chief Financial Officer. Among other things, the complaint filed by the Company sought a declaration from the Court regarding the enforceability of the former officer"s employment contract, the right of the Company to terminate his employment and other relief. A settlement was agreed upon, under the terms of which the Company agreed to withdraw its complaint with prejudice and the former officer waived any further claim for wages or other compensation under his employment agreement. In addition, the former officer consented to the cancellation of 2,000,000 shares of common stock issued to him in prior years. On April 6, 2000, the Company settled this matter by paying its former Chief Financial Officer $35,000 and the Company received the 2,000,000 shares of common stock back for cancellation. The Company recognized a $127,000 gain on settlement of debt due to the fact that at the time of settlement, the Company had accrued $162,000 of debt to the former Chief Financial Officer.

              In January of 2000, the Company received $415,000 from its former President and Chief Executive Officer who was under an order of restitution from the State of New York.

              In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company's C.E.O., 2) $170,000 a year for the Company's President and Director of Research, and 3) $95,000 a year for the Company's C.O.O. and Corporate Secretary. The Company's President and Director of Research was terminated effective December 31, 2001. No accrual, therefore, was made for this officer and director for 2002.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              The Company is also party to litigation matters as follows:

              Rakas vs. Medizone International, Inc. A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded the original default judgment in the amount of $143,000 at December 31, 2002. The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

              Killian et al. vs. Medizone International, Inc. et al. This action was brought by five plaintiffs who alleged that they were patients of a former director of the Company and that they were defrauded and injured as a result of certain treatments. The Company has denied the allegations and filed an answer to the complaint on February 22, 2002. On March 26, 2002, counsel for the parties met and conferred to discuss alternative dispute resolutions, discovery and initial disclosure. A Case Management Conference was held on April 22, 2002 where the claims against certain defendants were dismissed. Discovery by the remaining parties continues in this case. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2002.

              Bottomly et al. vs. Medizone International, Inc. et al. This action was brought by certain individuals who claim to be shareholders of the Company, who have alleged that the current officers and directors of the Company have mismanaged the Company's finances. They also allege that the Company and certain officers had made untrue statements in connection with the purchase of securities regarding certain funding transactions that the Company anticipated. The Company denies any wrongdoing and intends on vigorously contesting the case. The Company and the accused officers filed an answer with the court on February 25, 2002. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2002.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

              In June 1987, the Company issued 950,000 shares to individuals in private transaction for aggregate proceeds of $150,000.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

              During 2002, the Company issued a total of 1,250,000 shares of common stock at $0.10 per share for total proceeds of $125,000. The Company also granted the investors warrants to purchase 1,250,000 shares of common stock at $0.10 per share, exercisable over a two-year term. The market price of the common stock was $0.10 per share on the date of the issuance of the shares and grant of the warrants.

              Also during the year ended December 31, 2002, the Company issued a total of 677,368 shares of common stock for services rendered and repayment of outstanding debt at $0.10 per share for a total of $67,737. The Company also issued a total of 480,000 shares of common stock, pursuant to an S-8 registration, for services rendered at $0.10 per share for a total of $48,000.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              As of December 31, 2002, the following warrants were outstanding:

                    Warrants                          Exercise Price                      Termination Dates
              ----------------------               ---------------------                  -----------------
                             750,000               $       0.20                           February 7, 2003*
                             250,000               $       0.20                           February 16, 2003*
                             400,000               $       0.15                           March 26, 2003*
                             166,666               $       0.15                           April 6, 2003*
                             555,555               $       0.18                           April 19, 2003*
                           1,000,000               $       0.10                           March 25, 2004
                             250,000               $       0.10                           May 22, 2004

              * See Note 10.

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2002:

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
                                                                                                ==================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -      NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

                Year Ended
               December 31,                            Amount
               ------------                       ------------------
                     2003                         $          303,491
                     2004                                          -
                     2005                                          -
                     2006                                          -
                     2007                                          -
                     2008 and thereafter                           -
                                                  ------------------

                     Total                        $          303,491
                                                    ================

NOTE 7 -      STOCK OPTIONS

              In 2000, the Company granted to the Company's legal counsel 250,000 options to purchase common stock at an exercise price of $0.55 per share. The options expired March 31, 2003. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with a risk-free interest rate of 6.5% and an expected life of 3 years, with a 35% discount for lack of marketability. No additional expense was recorded for the year ended December 31, 2000 under the Black-Scholes option pricing model for these options.

NOTE 8 -      ADVANCES FROM SHAREHOLDERS

              The Company was advanced a total of $3,202 and $855 from its CEO and COO during 2002 and 2001, respectively, to cover operating expenses. The amounts are non-interest bearing, unsecured and due on demand. During the year ended December 31, 2002, two separate directors advanced $500 each to the Company to cover operating expenses. These amounts are also non-interest bearing, unsecured and due on demand.

NOTE 9 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2002 which have resulted in an accumulated deficit of $17,733,475 at December 31, 2002. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,887,600, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

NOTE 10 -      SUBSEQUENT EVENTS

               Subsequent to December 31, 2002, the Company issued 400,000 shares of common stock at $0.05 per share to a director and his son-in-law for total proceeds of $20,000. The Company also granted these investors warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 on the date of the issuance of the shares and grant of the warrants.

               In addition, certain outstanding warrants that were to expire from February 2003 through April 2003 were extended to expire on July 10, 2003.