Form 10QSB
period 2003-03-31
MEDIZONE INTERNATIONAL INC
filed 2003-05-15
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2003

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to ____________

Commission File Number 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                    87-0412648
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

              144 Buena Vista P.O. Box 742 Stinson Beach, CA 94970
                    (Address of principal executive offices)

                                 (415) 868-0300
                           (Issuer's telephone number)



At May 9, 2003, there were 158,805,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                 March 31, 2003


                                                                          Page
                                                                          Number

Part I -- Financial Information


Item 1 -- Financial Statements


           Consolidated Balance Sheets:
         March 31, 2003 (Unaudited) and December 31, 2002.....................1

            Consolidated Statements of Operations (Unaudited):
         For the Three Months Ended March 31, 2003 and 2002...................2

        Consolidated Statements of Cash Flow (Unaudited)
         For the Three Months Ended March 31, 2003 and 2002...................3

             Notes to the Consolidated Financial Statements...................5

Item 2--Management's Discussion and Analysis or Plan of Operation.............8

Item 3-- Controls and Procedures..............................................9


Part II -- Other Information


Item 1-- Legal Proceedings....................................................9

Item 2-- Changes in Securities and Use of Proceeds...........................10

Item 6-- Exhibits and Reports on Form 8-K....................................10

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

ASSETS
                                                                                 March 31,           December 31,
                                                                                   2003                  2002
                                                                           ---------------------  --------------------
                                                                                (Unaudited)
CURRENT ASSETS
 Cash                                                                           $            -        $           72
                                                                           -------------------------------------------
   Total Current Assets                                                                      -                    72
                                                                           -------------------------------------------
PROPERTY AND EQUIPMENT (Net)                                                             4,288                 5,475
                                                                           -------------------------------------------
OTHER ASSETS
Receivable from affiliate, net                                                               -                     -
                                                                           -------------------------------------------
   Total Other Assets                                                                        -                     -
                                                                           -------------------------------------------
   TOTAL ASSETS                                                                 $        4,288        $        5,547
                                                                           ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft                                                                  $          261        $            -
 Accounts payable                                                                      606,458               598,735
 Advances from shareholders                                                              1,000                 5,057
 Accrued expenses                                                                    1,057,676               980,444
 Notes payable                                                                         280,491               303,491
                                                                           -------------------------------------------
   Total Current Liabilities                                                         1,945,886             1,887,727
                                                                           -------------------------------------------
   Total Liabilities                                                                 1,945,886             1,887,727
                                                                           -------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 250,000,000 shares authorized of $0.001
  par value, 158,605,387 and 157,745,387 shares issued
  and outstanding, respectively                                                        158,605               157,745
 Additional paid-in capital                                                         15,735,690            15,693,550
 Deficit accumulated during the development stage                                  (17,835,893)          (17,733,475)
                                                                           -------------------------------------------
   Total Stockholders' Equity (Deficit)                                             (1,941,598)           (1,882,180)
                                                                           -------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                            $        4,288        $        5,547
                                                                           ===========================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                        From Inception
                                                                              For the                   on January 31,
                                                                         Three Months Ended              1986 Through
                                                                             March 31,                     March 31,
                                                               --------------------------------------
                                                                      2003               2002                2003
                                                               ------------------------------------------------------------

REVENUES                                                        $              -   $            -     $         133,349
                                                               ------------------------------------------------------------

EXPENSES

     Cost of sales                                                             -                -               103,790

     Research and development                                                  -           21,152             2,685,788

     General and administrative                                           95,317          120,221            13,450,771

     Expense on extension of warrants                                          -                -             1,866,857

     Bad debt expense                                                          -                -                48,947

     Depreciation and amortization                                         1,187            1,188                43,708
                                                               ------------------------------------------------------------
         Total Expenses                                                   96,504          142,561            18,199,861
                                                               ------------------------------------------------------------
         Loss from Operations                                            (96,504)        (142,561)          (18,066,512)
                                                               ------------------------------------------------------------

OTHER INCOME (EXPENSES)

     Minority interest in loss                                                                                   26,091
     Other income                                                                                                19,780
     Gain on sale of subsidiary                                                                                 208,417
     Interest expense                                                     (5,914)          (5,914)             (918,407)
                                                               ------------------------------------------------------------
         Total Other Income (Expenses)                                    (5,914)          (5,914)             (664,119)
                                                               ------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                         (102,418)        (148,475)          (18,730,631)
                                                               ------------------------------------------------------------

EXTRAORDINARY ITEMS

     Lawsuit settlement                                                        -                -               415,000
     Debt forgiveness                                                          -                -               479,738
                                                               ------------------------------------------------------------
         Total Extraordinary Items                                             -                -               894,738
                                                               ------------------------------------------------------------
NET LOSS                                                        $       (102,418)  $     (148,475)    $     (17,835,893)
                                                               ============================================================
BASIC LOSS PER SHARE                                            $          (0.00)  $        (0.00)
                                                               ======================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                            158,226,943      155,404,686
                                                               ======================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                     For the Three Months Ended            1986 Through
                                                                              March 31,                      March 31,
                                                               --------------------------------------
                                                                      2003                2002                 2003
                                                               -----------------    -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $      (102,418)     $      (148,475)    $     (17,835,893)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                        1,187                1,188                43,708
     Stock issued for services                                                -                    -             3,086,916
     Expense for extension of warrants below market value                     -                    -             1,866,857
     Bad debt expense                                                        -                     -                48,947
     Minority interest in loss                                                -                    -               (26,091)
     Loss on disposal of assets                                               -                    -               693,752
     Gain on settlement of debt                                               -                    -              (188,510)
     Gain on lawsuit settlement                                               -                    -              (415,000)
Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses and deposits                    -                    -               (48,947)
      Increase (decrease) in accounts payable                             7,723                3,366             1,000,988
      Increase (decrease) in accrued expenses                            77,232               49,191             1,480,698
                                                             ------------------------  ----------------- -----------------------
         Net Cash Used by Operating Activities                          (16,276)             (94,730)          (10,292,575)
                                                             ------------------------  ----------------- -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Organization costs                                                       -                    -                (8,904)
     Purchase of fixed assets                                                 -                    -               (39,090)
                                                             ------------------------  ----------------- -----------------------
         Net Cash Used by Investing Activities                                -                    -               (47,994)

                                                             ------------------------  ----------------- -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                         261                   (8)                  261
     Proceeds from lawsuit settlement                                         -                    -               415,000
     Principal payments on notes payable                                      -                    -              (192,774)
     Cash received from notes payable                                         -                    -             1,129,518
     Advances from shareholders                                               -                5,337                10,344
     Payment on shareholder advances                                     (4,057)                   -                (4,057)
     Capital contributions                                                    -                    -               421,847
     Stock issuance costs                                                     -                    -              (105,312)
     Increase in minority interest                                            -                    -                14,470
     Issuance of common stock for cash                                   20,000              100,000             8,651,272
                                                             ------------------------  ----------------- -----------------------
         Net Cash Provided by Financing Activities                       16,204              105,329            10,340,569
                                                             ------------------------  ----------------- -----------------------
NET INCREASE (DECREASE) IN CASH                                             (72)              10,599                     -
CASH AT BEGINNING OF PERIOD                                                  72                    -                     -
                                                             ------------------------  ----------------- -----------------------
CASH AT END OF PERIOD                                           $             -      $        10,599     $               -
                                                             ========================  ================= =======================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                         From Inception
                                                                                                         on January 31,
                                                                  For the Three Months Ended              1986 Through
                                                                           March 31,                        March 31,
                                                          -------------------------------------------
                                                                   2003                  2002                 2003
                                                          ----------------------   ------------------ --------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                         $                  -     $              -   $           26,483

         Income taxes                                     $                  -     $              -   $                -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                        $                  -     $              -   $        3,086,916

         Stock issued for conversion of debt              $             23,000     $              -   $        4,139,230

         Stock issued for license agreement and patent    $                        $                  $          693,752

























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -      BASIS OF PRESENTATION

              The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

              The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2003 and 2002:

                                                                                         For the
                                                                                   Three Months Ended
                                                                                          March 31,
                                                                                    2003                2002
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $       (102,418)   $        (148,475)
                                                                            =================   ==================

              Weighted average shares                                              158,226,943        155,404,686
              Effect of dilutive securities                                                  -                  -
                                                                            ------------------  ------------------
                                                                                   158,226,943        155,404,686
              Basic loss per share (based
               on weighted average shares)                                  $            (0.00) $           (0.00)
                                                                            ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through March 31, 2003, which have resulted in an accumulated deficit of $17,835,893 at March 31, 2003. The Company does have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $1,946,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

              Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 - GOING CONCERN (Continued)

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 4 - STOCK TRANSACTIONS

              During the three months ended March 31, 2003, the Company issued 400,000 shares of common stock at $0.05 per share for total proceeds of $20,000. The Company also granted the investors warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 per share on the date of the issuance of the shares and grant of the warrants.

              Also during the three months ended March 31, 2003, the Company issued 460,000 shares of common stock at $0.05 per share in lieu of a note payable totaling $23,000.

              On February 5, 2003 and again on April 10, 2003, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock as follows:

                                                                                              New Dates
               Warrants/Options                       Exercise Price                          of Expiration
              ----------------------               ---------------------                  ------------------------
                             750,000               $       0.20                           July 10, 2003
                             250,000               $       0.20                           July 10, 2003
                             400,000               $       0.15                           July 10, 2003
                             166,666               $       0.15                           July 10, 2003
                             555,555               $       0.18                           July 10, 2003
                             250,000               $                0.55                  July 10, 2003

              The following warrants were also outstanding as of March 31, 2003:

                    Warrants                          Exercise Price                        Expiration Date
              ----------------------               ---------------------                  ------------------------
                           1,000,000               $       0.10                           March 25, 2004
                             250,000               $       0.10                           May 22, 2004

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option-pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at February 5, 2003 or April 10, 2003 under the Black-Scholes option pricing model for these warrant and option extensions.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 6-      SUBSEQUENT EVENTS

              Subsequent to March 31, 2003, the Company issued 265,000 shares of common stock to a director at $0.05 per share for cash of $13,250. The Company also issued 100,000 shares of common stock to an officer for services rendered valued at $5,000.

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


Three Months Ended March 31, 2003 and 2002


         There were no sales during the quarters ended March 31, 2003 or 2002. We made no expenditures for research and development in the first quarter of 2003, compared to research and development expenditures of $21,152 during the first quarter of 2002. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the first quarter of 2003 were $95,317 compared to $120,221 during the first quarter of 2002. These expenses include professional fees, payroll, insurance costs and travel expenses.


         Interest expense accrued during the three months ended March 31, 2003 and during the three months ended March 31, 2002 was $5,914.


Liquidity and Capital Resources


         At March 31, 2003, we had a working capital deficiency of $1,945,886 and stockholders' deficit of $1,941,598. At December 31, 2002, we had a working capital deficiency of $1,887,655 and stockholders' deficit of $1,882,180.


         Net cash used in operating activities during the quarter ended March 31, 2003 was $16,276. Cash of $16,204 was provided during the first quarter of 2003 primarily from the sale and issuance of common stock. During the three months ended March 31, 2002, there was net cash used in operating activities of $94,730. Cash of $105,329 was provided in the first three months of 2002 by the sale and issuance of common stock. Subsequent to the end of the quarter covered by this report, the Company sold 165,000 shares of common stock to a director of the Company for proceeds to the Company of $8,250.


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

Forward-Looking Statements and Risks Affecting the Company


         The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2002 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our the business, financial condition, performance, development, and results of operations include:

        o Rigorous government scrutiny and regulation of our products and planned products;

        o Potential effects of adverse publicity regarding ozone and related technologies or industries;

        o Failure to sustain or manage growth including the failure to continue to develop new products; and

        o       The ability to obtain needed financing.


Item 3.    Controls and Procedures


         Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.


                          Part II -- Other Information


Item 1.   Legal Proceedings


         The following developments occurred in litigation involving the Company since the date of the Company's last report filed with the Securities and Exchange Commission.


         Killian vs. Medizone International, Inc., (Civil No. C014525, in the United States District Court, Northern District of California). This lawsuit was settled on April 25, 2003. In connection with the settlement, the Company and Dr. Marshall, its Chief Operating Officer, will receive a full release. Under the terms of the settlement agreement, the Company paid the plaintiffs $1,000 and agreed to post a statement on the Company's website as follows: "Medizone International has recently learned that some of the credentials claimed by William Hitt, a former director of Medizone, may not be accurate. Medizone does not endorse William Hitt or the William Hitt Center."

Item 2. Changes in Securities and Use of Proceeds


         During the three months ended March 31, 2003, the Company sold 400,000 shares of common stock to a director and his son-in-law at $0.05 per share, for gross proceeds of $20,000. We also granted these investors warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term. Also during the three months ended March 31, 2003, the Company issued 460,000 shares of common stock at $0.05 per share in lieu of a note payable totaling $23,000. On April 11, 2003, we sold 100,000 shares to a director for $5,000 and granted the director a warrant to purchase 100,000 shares of common stock at $0.05 per share, exercisable over a two-year period. Also on April 11, 2003, we issued 100,000 shares of common stock to an officer for services rendered valued at $5,000. On May 2, 2003, we sold 165,000 shares to a director for $8,250 and granted the director a warrant to purchase 165,000 shares of common stock at $0.05 per share, exercisable over a two-year term.


         The shares in these transactions were sold without registration under the Securities Act of 1933, as amended, in reliance upon an exemption under the Securities Act for private sales of securities by issuers to accredited persons. The purchasers were accredited investors as that term is defined by Regulation D and related rules promulgated under the Securities Act by the Securities and Exchange Commission. The shares are restricted shares, meaning that they may not be resold or distributed by the holders in the absence of an effective registration statement or an exemption from registration under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

         Exhibit #                          Description

         2                 Agreement and Plan of Reorganization dated March 12,
                           1986 (2)
         3.1               Articles of Incorporation of Company (2)
         3.2               Bylaws (2)
         3.3               Articles of Amendment to Company's Articles of
                           Incorporation (3)
         10.1 Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992 (4)
         10.2 Loan Agreements between Medizone and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (4)
         10.3 Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated June 22, 1995 (5)
         10.4 Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)
         10.5 Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995 (5)
         10.6 Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)
         10.7              Funding commitment letter from Groundell Trust (6)
         10.8              Letter re: change in certifying accountants (6)
         99.1 Certifications of Edwin G. Marshall, President and CEO and Steve M. Hanni CFO, pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith).



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

(b) Reports on Form 8-K. No current reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDIZONE INTERNATIONAL, INC.
                              (Registrant)


                              /s/ Edwin G. Marshall
                              ------------------------------------------------
                              Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)


                              /s/ Steve M. Hanni
                              ------------------------------------------------
                              Steve M. Hanni, Chief Financial Officer
                              (Principal Accounting Officer)


May 15, 2003

                                 CERTIFICATIONS




I, Edwin G. Marshall certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medizone nternational, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

                                      /s/ Edwin G. Marshall
                                    -----------------------------------
                                    Edwin G. Marshall
                                    President and Chief Executive Officer

I, Steve M. Hanni certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003

                                      /s/ Steve M. Hanni
                                     -------------------------------
                                     Steve M. Hanni
                                     Chief Financial Officer