Form 10QSB
period 2003-06-30
MEDIZONE INTERNATIONAL INC
filed 2003-08-19
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2003

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



At August 15, 2003, there were 158,970,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                  June 30, 2003


                                                                                                          Page
                                                                                                          Number

Part I -- Financial Information


Item 1 -- Financial Statements


           Consolidated Balance Sheets:
         June 30, 2003 (Unaudited) and December 31, 2002..........................................................1

            Consolidated Statements of Operations (Unaudited):
         For the Three Months and Six Months Ended June 30, 2003 and 2002.........................................2

        Consolidated Statements of Cash Flow (Unaudited)
         For the Six Months Ended June 30, 2003 and 2002..........................................................3

             Notes to the Consolidated Financial Statements.......................................................5

Item 2--Management's Discussion and Analysis or Plan of Operation.................................................9

Item 3-- Controls and Procedures.................................................................................10


Part II -- Other Information


Item 6-- Exhibits and Reports on Form 8-K........................................................................11

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                  June 30,         December 31,
                                                                                    2003                  2002
                                                                             --------------------  -------------------
                                                                                 (Unaudited)
CURRENT ASSETS

     Cash                                                                     $               -     $              72
                                                                             --------------------  -------------------
         Total Current Assets                                                                 -                    72
                                                                             --------------------  -------------------

PROPERTY AND EQUIPMENT (Net)                                                              3,136                 5,475
                                                                             --------------------  -------------------
OTHER ASSETS
     Receivable from affiliate, net                                                           -                     -
                                                                             --------------------  -------------------
         Total Other Assets                                                                   -                     -
                                                                             --------------------  -------------------
         TOTAL ASSETS                                                         $           3,136     $           5,547
                                                                             ====================  ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                                          $               6     $               -
     Accounts payable                                                                  659,822               598,735
     Advances from shareholders                                                              -                 5,057
     Accrued expenses                                                                1,133,263               980,444
     Notes payable                                                                     280,491               303,491
                                                                             --------------------  -------------------
         Total Current Liabilities                                                   2,073,582             1,887,727
                                                                             --------------------  -------------------
         Total Liabilities                                                           2,073,582             1,887,727
                                                                             --------------------  -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, 250,000,000 shares authorized of $0.001 par value,
      158,970,387 and 157,745,387 shares issued and outstanding,
     respectively                                                                      158,970               157,745
     Additional paid-in capital                                                     15,753,575            15,693,550
     Deficit accumulated during the development stage                              (17,982,991)          (17,733,475)
                                                                             --------------------  -------------------
         Total Stockholders' Equity (Deficit)                                       (2,070,446)           (1,882,180)
                                                                             --------------------  -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $           3,136     $          5,547
                                                                             ====================  ===================




        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             From Inception
                                              For the                     For the            on January 31,
                                         Three Months Ended           Six Months Ended        1986 Through
                                              June 30,                    June 30,              June 30,
                                   ---------------------------- ---------------------------
                                       2003            2002          2003         2002            2003
                                   -------------- ------------- ------------- ------------- -------------------
REVENUES                           $           -  $          -  $          -  $         -   $     133,349
EXPENSES


Cost of sales                                  -             -             -            -         103,790

Research and development                       -             -             -       21,152       2,685,788

General and administrative               140,032       136,149       235,349      256,370      13,590,803

Expense on extension of warrants               -             -             -            -       1,866,857

Bad debt expense                               -             -             -            -          48,947

Depreciation and amortization              1,152         1,187         2,339        2,375          44,860
                                   -------------- ------------- ------------- ------------- -------------------

    Total Expenses                       141,184       137,336       237,688      279,897      18,341,045
                                   -------------- ------------- ------------- ------------- -------------------

    Loss from Operations                (141,184)     (137,336)     (237,688)    (279,897)    (18,207,696)
                                   -------------- ------------- ------------- ------------- -------------------

OTHER INCOME (EXPENSES)

Minority interest in loss                      -             -             -            -          26,091

Other income                                   -             -             -            -          19,780

Gain on sale of subsidiary                     -             -             -            -         208,417

Interest expense                          (5,914)       (5,914)      (11,828)     (11,828)       (924,321)
                                   -------------- ------------- ------------- ------------- -------------------

    Total Other Income (Expenses)         (5,914)       (5,914)      (11,828)     (11,828)       (670,033)
                                   -------------- ------------- ------------- ------------- -------------------


LOSS BEFORE EXTRAORDINARY ITEMS         (147,098)     (143,250)     (249,516)    (291,725)    (18,877,729)
                                   -------------- ------------- ------------- ------------- -------------------

EXTRAORDINARY ITEMS

Lawsuit settlement                             -             -             -            -         415,000

Debt forgiveness                               -             -             -            -         479,738
                                   -------------- ------------- ------------- ------------- -------------------

    Total Extraordinary Items                  -             -             -            -         894,738
                                   -------------- ------------- ------------- ------------- -------------------

    NET LOSS                       $    (147,098) $   (143,250) $   (249,516) $  (291,725)  $ (17,982,991)
                                   ============== ============= ============= ============= ===================

    BASIC LOSS PER SHARE           $       (0.00) $      (0.00) $      (0.00) $     (0.00)
                                   ============== ============= ============= =============

Weighted average
number of
common shares
outstanding                          158,890,387   157,107,643   158,560,497  156,260,868
                                   ============== ============= ============= =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                     For the Six Months Ended              1986 Through
                                                                             June 30,                        June 30,
                                                            ------------------------------------------
                                                                    2003                  2002                 2003
                                                            ---------------------  -------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $           (249,516)  $         (291,725)  $       (17,982,991)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                         2,339                2,375            44,860
     Stock issued for services                                             5,000                    -         3,091,916
     Expense for extension of warrants below market value                      -                    -         1,866,857
     Bad debt expense                                                          -                    -            48,947
     Minority interest in loss                                                 -                    -           (26,091)
     Loss on disposal of assets                                                -                    -           693,752
     Gain on settlement of debt                                                -                    -          (188,510)
     Gain on lawsuit settlement                                                -                    -          (415,000)
Changes in assets and liabilities:
     (Increase) in prepaid expenses and deposits                               -                    -           (48,947)
     Increase in accounts payable                                         61,087               55,283         1,054,352
     Increase in accrued expenses                                        152,819              108,082         1,556,285
                                                            ---------------------  -------------------  ---------------------
         Net Cash Used by Operating Activities                           (28,271)            (125,985)      (10,304,570)
                                                            ---------------------  -------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Organization costs                                                        -                    -            (8,904)
     Purchase of fixed assets                                                  -                    -           (39,090)
                                                            ---------------------  -------------------  ---------------------
         Net Cash Used by Investing Activities                                 -                    -           (47,994)
                                                            ---------------------  -------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                            6                   (8)                6
     Proceeds from lawsuit settlement                                          -                    -           415,000
     Principal payments on notes payable                                       -                    -          (192,774)
     Cash received from notes payable                                          -                    -         1,129,518
     Advances from shareholders                                                -                5,337            10,344
     Payment on shareholder advances                                      (5,057)                   -            (5,057)
     Capital contributions                                                     -                    -           421,847
     Stock issuance costs                                                      -                    -          (105,312)
     Increase in minority interest                                             -                    -            14,470
     Issuance of common stock for cash                                    33,250              125,000         8,664,522
                                                            ---------------------  -------------------  ---------------------
         Net Cash Provided by Financing Activities                        28,199              130,329        10,352,564
                                                            ---------------------  -------------------  ---------------------
NET INCREASE (DECREASE) IN CASH                                              (72)               4,344                 -

CASH AT BEGINNING OF PERIOD                                                   72                    -                 -
                                                            ---------------------  -------------------  ---------------------
CASH AT END OF PERIOD                                       $                  -    $           4,344   $             -
                                                            =====================  ===================  =====================


        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                  From Inception
                                                                                                                  on January 31,
                                                                            For the Six Months Ended               1986 Through
                                                                                    June 30,                         June 30,
                                                                   ------------------------------------------
                                                                            2003                  2002                 2003
                                                                   -----------------------  ----------------- ---------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
         Interest                                                  $                    -   $              -  $          26,483
         Income taxes                                              $                    -   $              -  $              -

NON-CASH FINANCING ACTIVITIES
         Stock issued for services                                 $                5,000   $              -  $       3,091,916
         Stock issued for conversion of debt                       $               23,000   $              -  $       4,139,230
         Stock issued for license agreement and patent             $                    -   $              -  $         693,752










        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


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

              The results of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2003 and 2002:

                                                                                            For the
                                                                                     Three Months Ended
                                                                                           June 30,
                                                                            --------------------------------------
                                                                                    2003                2002
                                                                            ------------------  ------------------

              Net loss available to common shareholders                     $      (147,098)  $          (143,250)
                                                                            ================  =====================


              Weighted average shares                                           158,890,387           157,107,643
               Effect of dilutive securities                                              -                 -
                                                                            ------------------  ------------------
                                                                                158,890,387          157,107,643
              Basic loss per share (based
               on weighted average shares)                                  $        (0.00)     $          (0.00)
                                                                            ==================  ==================


                                                                                          For the
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                            --------------------------------------
                                                                                    2003                2002
                                                                            ------------------  ------------------

              Net loss available to common shareholders                     $      (249,516)  $         (291,725)
                                                                            ================= ====================

              Weighted average shares                                           158,560,497          156,260,868
               Effect of dilutive securities                                             -                    -
                                                                            ------------------  ------------------
                                                                                158,560,497          156,260,868
              Basic loss per share (based
               on weighted average shares)                                  $         (0.00)    $          (0.00)
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 3 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through June 30, 2003 which have resulted in an accumulated deficit of $17,982,991 at June 30, 2003. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,073,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

              Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses, which the Company expects to incur over the next several years. If the Company is unsuccessful in the next few months to raise necessary capital, it will be forced to cease operations.

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

              Because ozone has been used to treat humans in Europe for at least 30 years, the EU and countries outside the United States are more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, management believes that the Company should pursue the option of conducting initial human clinical trials outside of the United States, using stringent protocols that will meet EU and FDA standards, with a view to utilizing the results of such trials in an effort to obtain approval to market the product in countries other than the United States initially, and then to reopen the Company's FDA file. The Company estimates that 90% of its potential market is outside the United States.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - GOING CONCERN (Continued)

              The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital in the near future, it may find it necessary to substantially reduce or cease operations.

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


NOTE 4 - STOCK TRANSACTIONS

              On January 1, 2003, the Company issued 460,000 shares of common stock at $0.05 per share in lieu of a note payable totaling $23,000.

              On March 25, 2003, the Company issued 400,000 shares of common stock at $0.05 per share for total proceeds of $20,000. The Company also granted the investor warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 per share on the date of the issuance of the shares and grant of the warrants.

              On April 9, 2003, the Company issued 100,000 shares of common stock at $0.05 per share for total proceeds of $5,000. The Company also granted the investor warrants to purchase 100,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 per share on the date of the issuance of the shares and grant of the warrants.

              On April 11, 2003, the Company issued 100,000 shares of common stock to an officer of the Company for services rendered valued at $0.05 per share for a total value of $5,000.

              On May 2, 2003, the Company issued 165,000 shares of common stock at $0.05 per share for total proceeds of $8,250. The Company also granted the investor warrants to purchase 165,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 per share on the date of the issuance of the shares and grant of the warrants.

              On February 5, 2003, again on April 10, 2003, and again on July 10, 2003, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock as follows:
                                                         New Dates
  Warrants/Options          Exercise Price            of Expiration
 ----------------------  ---------------------    --------------------

      750,000                     $0.20           September 10, 2003
      250,000                     $0.20           September 10, 2003
      400,000                     $0.15           September 10, 2003
      166,666                     $0.15           September 10, 2003
      555,555                     $0.18           September 10, 2003
      250,000                     $0.55           September 10, 2003

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 4 - STOCK TRANSACTIONS (Continued)

              The following warrants were also outstanding as of June 30, 2003:

 Warrants           Exercise Price                  Expiration Date

  1,000,000                  $0.10                  March 25, 2004
    250,000                  $0.10                  May 22, 2004
    400,000                  $0.05                  March 25, 2005
    100,000                  $0.05                  April 9, 2005
    165,000                  $0.05                  May 2, 2005

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option-pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at February 5, 2003, April 10, 2003, or July 10, 2003 under the Black-Scholes option pricing model for these warrant and option extensions.

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


Results of Operations


         From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding we will be forced to suspend or permanently cease operations.


Three Months Ended June 30, 2003 and 2002


         There were no sales during the quarters ended June 30, 2003 or 2002. We made no expenditures for research and development during the quarters ended June 30, 2003 and 2002. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended June 30, 2003 were $140,032 compared to $136,149 during the same period in 2002. These expenses include professional fees, payroll, insurance costs and travel expenses.


         Interest expense accrued during the three months ended June 30, 2003 and 2002 was $5,914.


Six Months Ended June 30, 2003 and 2002


         There were no sales during the six months ended June 30, 2003 or 2002. We incurred no research and development expense during the first six months of 2003, compared to expenditures of $21,152 during the six months ended June 30, 2002.


         General and administrative expenses during the six months ended June 30, 2003 were $235,349, compared to $256,370 during the first six months of 2002. The reduction in these expenses reflects the reduction in employees and the limited business conducted by the company during the period as efforts to obtain financing continued.


         Interest expense accrued during the six months ended June 30, 2003 and 2002 was $11,828.


Liquidity and Capital Resources


         At June 30, 2003, we had a working capital deficiency of $2,073,582 and stockholders' deficit of $2,070,446. At December 31, 2002, we had a working capital deficiency of $1,887,655 and stockholders' deficit of $1,882,180.

         Net cash used in operating activities during the six months ended June 30, 2003 was $28,271. Cash of $28,199 was provided during the six months ended June 30, 2003 primarily from the sale and issuance of common stock. During the six months ended June 30, 2002, there was net cash used in operating activities of $125,985. Cash of $130,329 was provided in the first six months of 2002 primarily by the sale and issuance of common stock.


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

     10.6 Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)

     10.7 Funding commitment letter from Groundell Trust (6)

     10.8 Letter re: change in certifying accountants (6)

     31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

     31.2 Certification  of  Chief  Financial   Officer  under  Section  302  of
          Sarbanes-Oxley Act of 2002

     32   Certification under Section 906 of Sarbanes-Oxley Act of 2002



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

                             MEDIZONE INTERNATIONAL, INC.
                             (Registrant)


                             /s/ Edwin G. Marshall
                             ----------------------------------------------
                             Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)


                             /s/ Steve M. Hanni
                             ----------------------------------------------
                             Steve M. Hanni, Chief Financial Officer
                             (Principal Accounting Officer)


August 19, 2003