Form 10QSB
period 2003-09-30
MEDIZONE INTERNATIONAL INC
filed 2003-11-12
CIK 753772

1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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



At November 10, 2003, there were 158,970,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                               September 30, 2003


                                                                                   Page
                                                                                   Number

Part I -- Financial Information


Item 1 -- Financial Statements


           Consolidated Balance Sheets:
         September 30, 2003 (Unaudited) and December 31, 2002..............................1

            Consolidated Statements of Operations (Unaudited):
         For the Three Months and Nine Months Ended September 30, 2003 and 2002............2

        Consolidated Statements of Cash Flow (Unaudited)
         For the Nine Months Ended September 30, 2003 and 2002.............................3

             Notes to the Consolidated Financial Statements................................5

Item 2--Management's Discussion and Analysis or Plan of Operation..........................9

Item 3-- Controls and Procedures..........................................................10


Part II -- Other Information


Item 6-- Exhibits and Reports on Form 8-K.................................................11

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                        ASSETS
                                                                                    September 30,       December 31,
                                                                                        2003                   2002
                                                                                 --------------------   --------------------
                                                                                     (Unaudited)
CURRENT ASSETS

      Cash                                                                       $                77    $                72
                                                                                 --------------------   --------------------

          Total Current Assets                                                                    77                     72
                                                                                 --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                                   2,174                  5,475
                                                                                 --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                               -                      -
                                                                                 --------------------   --------------------

          Total Other Assets                                                                       -                      -
                                                                                 --------------------   --------------------

          TOTAL ASSETS                                                           $             2,251    $             5,547
                                                                                 ====================   ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                           $           676,384    $           598,735
      Advances from shareholders                                                               1,200                  5,057
      Accrued expenses                                                                     1,241,982                980,444
      Notes payable                                                                          280,491                303,491
                                                                                 --------------------   --------------------

          Total Current Liabilities                                                        2,200,057              1,887,727
                                                                                 --------------------   --------------------

          Total Liabilities                                                                2,200,057              1,887,727
                                                                                 --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 158,970,387 and 157,745,387 shares issued
       and outstanding, respectively                                                         158,970                157,745
      Additional paid-in capital                                                          15,753,575             15,693,550
      Deficit accumulated during the development stage                                   (18,110,351)           (17,733,475)
                                                                                 --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                            (2,197,806)            (1,882,180)
                                                                                 --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                      $             2,251    $             5,547
                                                                                 ====================   ====================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                               From Inception
                                                       For the                          For the                on January 31,
                                                    Three Months Ended               Nine Months Ended          1986 Through
                                                      September 30,                    September 30,            September 30,
                                             -------------------------------- --------------------------------
                                                  2003             2002            2003             2002            2003
                                             ---------------- --------------- ---------------- --------------- ----------------

REVENUES                                     $             -  $            -  $             -  $            -  $       133,349
                                             ---------------- --------------- ---------------- --------------- ----------------

EXPENSES

     Cost of sales                                         -               -                -               -          103,790
     Research and development                              -               -                -          40,602        2,685,788
     General and administrative                      118,751         174,770          354,100         411,690       13,709,554
     Expense on extension of warrants                      -               -                -               -        1,866,857
     Bad debt expense                                      -               -                -               -           48,947
     Depreciation and amortization                       962           1,188            3,301           3,563           45,822
                                             ---------------- --------------- ---------------- --------------- ----------------

        Total Expenses                               119,713         175,958          357,401         455,855       18,460,758
                                             ---------------- --------------- ---------------- --------------- ----------------

        Loss from Operations                        (119,713)       (175,958)        (357,401)       (455,855)     (18,327,409)
                                             ---------------- --------------- ---------------- --------------- ----------------

OTHER INCOME (EXPENSES)

     Minority interest in loss                             -               -                -               -           26,091
     Other income                                          -               -                -               -           19,780
     Gain on sale of subsidiary                            -               -                -               -          208,417
     Interest expense                                 (7,647)         (5,914)         (19,475)        (17,742)        (931,968)
                                             ---------------- --------------- ---------------- --------------- ----------------

        Total Other Income (Expenses)                 (7,647)         (5,914)         (19,475)        (17,742)        (677,680)
                                             ---------------- --------------- ---------------- --------------- ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                     (127,360)       (181,872)        (376,876)       (473,597)     (19,005,089)
                                             ---------------- --------------- ---------------- --------------- ----------------

EXTRAORDINARY ITEMS

     Lawsuit settlement                                    -               -                -               -          415,000
     Debt forgiveness                                      -               -                -               -          479,738
                                             ---------------- --------------- ---------------- --------------- ----------------

        Total Extraordinary Items                          -               -                -               -          894,738
                                             ---------------- --------------- ---------------- --------------- ----------------

NET LOSS                                     $      (127,360) $     (181,872) $      (376,876) $     (473,597) $   (18,110,351)
                                             ================ =============== ================ =============== ================

BASIC LOSS PER SHARE                         $         (0.00) $        (0.00) $         (0.00) $        (0.00)
                                             ================ =============== ================ ===============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       158,970,387      157,505,387     158,698,629      156,680,267
                                             ================ =============== ================ ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       From Inception
                                                                                                       on January 31,
                                                                    For the Nine Months Ended           1986 Through
                                                                 September 30,                          September 30,
                                                             ---------------------------------------
                                                                     2003                 2002              2003
                                                             ---------------------   --------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $           (376,876)   $     (473,597) $       (18,110,351)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                          3,301             3,563               45,822
     Stock issued for services                                              5,000            71,000            3,091,916
     Expense for extension of warrants below
      market value                                                              -                 -            1,866,857
     Bad debt expense                                                           -                 -               48,947
     Minority interest in loss                                                  -                 -              (26,091)
     Loss on disposal of assets                                                 -                 -              693,752
     Gain on settlement of debt                                                 -                 -             (188,510)
     Gain on lawsuit settlement                                                 -                 -             (415,000)
Changes in assets and liabilities:
     (Increase) in prepaid expenses and deposits                                -                 -              (48,947)
     Increase in accounts payable                                          77,649            86,885            1,070,914
     Increase in accrued expenses                                         261,538           182,679            1,665,004
                                                             ---------------------   --------------- --------------------

         Net Cash Used by Operating Activities                            (29,388)         (129,470)         (10,305,687)
                                                             ---------------------   --------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                         -                 -               (8,904)
     Purchase of fixed assets                                                   -                 -              (39,090)
                                                             ---------------------   --------------- --------------------

         Net Cash Used by Investing Activities                                  -                 -              (47,994)
                                                             ---------------------   --------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                             -                (8)                   -
     Proceeds from lawsuit settlement                                           -                 -              415,000
     Principal payments on notes payable                                        -                 -             (192,774)
     Cash received from notes payable                                           -                 -            1,129,518
     Advances from shareholders                                             1,200             5,337               11,544
     Payment on shareholder advances                                       (5,057)                -               (5,057)
     Capital contributions                                                      -                 -              421,847
     Stock issuance costs                                                       -                 -             (105,312)
     Increase in minority interest                                              -                 -               14,470
     Issuance of common stock for cash                                     33,250           125,000            8,664,522
                                                             ---------------------   --------------- --------------------

         Net Cash Provided by Financing Activities                         29,393           130,329           10,353,758
                                                             ---------------------   --------------- --------------------

NET INCREASE (DECREASE) IN CASH                                                 5               859                   77

CASH AT BEGINNING OF PERIOD                                                    72                 -                    -
                                                             ---------------------   --------------- --------------------

CASH AT END OF PERIOD                                        $                 77    $          859  $                77
                                                             =====================   =============== ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                       From Inception
                                                                                                       on January 31,
                                                                    For the Nine Months Ended           1986 Through
                                                                 September 30,                          September 30,
                                                             ---------------------------------------
                                                                     2003                 2002              2003
                                                             ---------------------   --------------- --------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                            $                  -    $            -  $            26,483
         Income taxes                                        $                  -    $            -  $                 -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                           $              5,000    $       71,000  $         3,091,916
         Stock issued for conversion of debt                 $             23,000    $       44,737  $         4,139,230
         Stock issued for license agreement and patent       $                  -    $            -  $           693,752



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


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

The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and nine months ended September 30, 2003 and 2002:

                                                                                               For the
                                                                                   Three Months Ended
                                                                                          September 30,
                                                                                    2003                2002
                                                                            ----------------- --------------------
              Net loss available to
               common shareholders                                          $       (127,360) $          (181,872)
                                                                            ================= ====================

              Weighted average shares                                             158,970,387         157,505,387
               Effect of dilutive securities                                                -                   -
                                                                            ------------------  ------------------

                                                                                  158,970,387         157,505,387
              Basic loss per share (based
               on weighted average
               shares)                                                      $           (0.00)  $           (0.00)
                                                                            ==================  ==================

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 2 -      LOSS PER SHARE (Continued)

                                                                                            For the
                                                                                   Nine Months Ended
                                                                                          September 30,
                                                                                    2003                2002
                                                                            ----------------- ------------------
              Net loss available to
               common shareholders                                          $       (376,876) $        (473,597)
                                                                            ================= ==================

              Weighted average shares                                            158,698,629        156,680,267
               Effect of dilutive securities                                               -                  -
                                                                            ----------------- ------------------

                                                                                 158,698,629        156,680,267
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.00) $           (0.00)
                                                                            ================= ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through September 30, 2003 which have resulted in an accumulated deficit of $18,110,351 at September 30, 2003. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,200,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002

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

              Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, management believes that the Company should pursue the option of conducting human clinical trials in Europe or other domains outside of the United States, using stringent protocols designed to meet EU, FDA and MCI (United Kingdom) standards, with a view to utilizing the results of such a trial(s) in an effort to obtain EU, FDA and MCI approvals in the future and to market the product in certain countries of need outside of the United States accepting of those trial results on an accelerated basis. The Company estimates that 90% of its potential market is outside the United States.

              The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that, if it is unable to raise additional capital in the near future, it may find it necessary to substantially reduce or cease operations.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002

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

              On February 5, 2003, again on April 10, 2003 and July 10, 2003 and again on September 2, 2003, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock as follows:

                                                                                           New Dates
               Warrants/Options                       Exercise Price                      of Expiration
              ----------------------               ---------------------              ----------------------------
                             750,000               $       0.20                       December 10, 2003
                             250,000               $       0.20                       December 10, 2003
                             400,000               $       0.15                       December 10, 2003
                             166,666               $       0.15                       December 10, 2003
                             555,555               $       0.18                       December 10, 2003
                             250,000               $       0.55                       December 10, 2003

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 4 -      STOCK TRANSACTIONS (Continued)

              The following warrants were also outstanding as of September 30, 2003:

                    Warrants                          Exercise Price                    Expiration Date
              ----------------------               ---------------------              ----------------------------
                        1,000,000                  $       0.10                       March 25, 2004
                          250,000                  $       0.10                       May 22, 2004
                          400,000                  $       0.05                       March 25, 2005
                          100,000                  $       0.05                       April 9, 2005
                          165,000                  $       0.05                       May 2, 2005

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at February 5, 2003, April 10, 2003, July 10, 2003 or September 2, 2003 under the Black-Scholes option pricing model for these warrant and option extensions.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.


NOTE 6 -      SUBSEQUENT EVENT

               Subsequent to September 30, 2003, the Company issued 200,000 shares of common stock at $0.05 per share for total proceeds of $10,000. The Company also granted the investor warrants to purchase 200,000 shares of stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.02 per share on the date of the issuance of the shares and grant of the warrants.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis of financial condition and plan of operation should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.


         Medizone International, Inc., a Nevada corporation ("Medizone"), organized in 1986, is a development stage company. To date our principal business has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the "Medizone Technology").


         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes, and cytomegalovirus, and to decontaminate blood and blood products.


Results of Operations


         From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations.


Three Months Ended September 30, 2003 and 2002


         There were no sales during the quarters ended September 30, 2003 or 2002. We made no expenditures for research and development during the quarters ended September 30, 2003 and 2002. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended September 30, 2003, were $118,751 compared to $174,770 during the same period in 2002. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the three months ended September 30, 2003 and 2002, was $7,647 and $5,914, respectively.


Nine Months Ended September 30, 2003 and 2002


         There were no sales during the nine months ended September 30, 2003 or 2002. We incurred no research and development expense during the first nine months of 2003, compared to expenditures of $40,602 during the nine months ended September 30, 2002.


         General and administrative expenses during the nine months ended September 30, 2003, were $354,100, compared to $411,690 during the first nine months of 2002. The reduction in these expenses reflects the reduction in employees and the limited business conducted by the company during the period as efforts to obtain financing continued.


         Interest expense accrued during the nine months ended September 30, 2003 and 2002, was $19,475 and $17,742, respectively.


Liquidity and Capital Resources


         At September 30, 2003, we had a working capital deficiency of $2,199,980 and stockholders' deficit of $2,197,806. At December 31, 2002, we had a working capital deficiency of $1,887,655 and stockholders' deficit of

$1,882,180.


         Net cash used in operating activities during the nine months ended September 30, 2003, was $29,388. Cash of $29,393 was provided during the nine months ended September 30, 2003 primarily from the sale and issuance of common stock and advances from shareholders. During the nine months ended September 30, 2002, there was net cash used in operating activities of $129,470. Cash of $130,329 was provided in the first nine months of 2002 primarily by the sale and issuance of common stock.


         The Company continues to require additional funding to enable it to operate and to fund research necessary to make the appropriate regulatory application and continue operations. We expect that these funds will be provided by the sale of our securities. We recognize that if we are unable to raise additional capital, we may find it necessary to substantially reduce or cease operations.


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

                          MEDIZONE INTERNATIONAL, INC.
                          (Registrant)


                          /s/ Edwin G. Marshall
                          -----------------------------------------------------
                          Edwin G. Marshall, Chairman and Chief Executive Officer (Principal Executive Officer)


                          /s/ Steve M. Hanni
                          -----------------------------------------------------
                          Steve M. Hanni, Chief Financial Officer
                         (Principal Accounting Officer)


November 12, 2003