Form 10KSB
period 2003-12-31
MEDIZONE INTERNATIONAL INC
filed 2004-04-13
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
---  1934

                  For the fiscal year ended December 31, 2003

__ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                        .
                               --------------------    -----------------------

Commission File Number: 2-93277-D

                          MEDIZONE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                   87-0412648
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

144 Buena Vista, P.O. Box 742, Stinson Beach, California                94970
--------------------------------------------------------                -----
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

The aggregate market value of voting common stock held by non-affiliates of the issuer was $3,223,400 on March 31, 2004 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On March 31, 2004, the registrant had 161,170,387 shares of common stock, par value $.001 per share issued and outstanding.

                       Documents Incorporated by Reference

The issuer does not incorporate any documents by reference in this report.


Transitional Small Business Disclosure Format (Check one): Yes __   No X
                                                                       -
                                       i

                                TABLE OF CONTENTS


PART I

Item 1.           Description of Business.............................................................1
Item 2.           Description of Property............................................................14
Item 3.           Legal Proceedings..................................................................14
Item 4.           Submission of Matters to a Vote of Security Holders................................14

PART II

Item 5            Market for Common Equity and Related Stockholder Matters...........................15
Item 6.           Management's Discussion and Analysis or Plan of Operations.........................16
Item 7.           Financial Statements..............................................................F-1
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure...........................................................18
Item 8A.          Controls and Procedures............................................................18

PART III

Item 9.           Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act...................................................................19
Item 10.          Executive Compensation.............................................................20
Item 11.          Security Ownership of Certain Beneficial Owners and Management.....................21
Item 12.          Certain Relationships and Related Transactions.....................................22
Item 13.          Exhibits and Reports on Form 8-K...................................................22
Item 14.          Principal Accountants Fees and Services............................................23
Signatures        ...................................................................................24



Unless the context otherwise requires, all references in this report to "we," "us," "our," "Medizone" or the "Company" include Medizone International, Inc., a Nevada corporation, and its subsidiaries.

                                     PART I


Item 1............Description of Business


FORWARD LOOKING STATEMENTS


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


General


         Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date our business activity has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the "Medizone Technology").


         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus), and to decontaminate blood and blood products.


Patents


         We own two patents:

o United States equipment patent (U.S. Patent No. 5,052,382) entitled "Apparatus for the Control Generation and Administration of Ozone" ("Patent No. 1")

o United States patent (U.S. Patent No. 6073627) entitled "External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions. This patent also describes equipment evolutions and treatment envelope design for external medical applications ("Patent No. 2").


         Patent No. 1, which covers an apparatus for the controlled generation, monitoring and dosage of the Drug was developed by our consultant engineer and issued and assigned to the Company in 1991. It was developed to provide the physical means to deploy our previously patented process for ozone decontamination of blood and blood products through the treatment of blood and blood components. We hold several foreign patents based on this patent in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. These foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.


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

         We also own a process patent, (U.S. Patent No. 4,632,980), entitled, "Ozone Decontamination of Blood and Blood Products," covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components. That patent expired in February 2003. Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patents 1 and 2 described above. We do not believe the expiration of this earlier patent will prevent us from proceeding with our business plan as outlined in this report if and when adequate financial backing has been received by the Company. We continue to hold several foreign rights based on this earlier patent in Canada, the United Kingdom, Austria, France, Italy, Belgium, Germany, Sweden, Switzerland, Luxembourg, Australia, Malaysia, Singapore, Hong Kong and Japan.


         The Company's lack of financial resources has prevented it from making all payments required to maintain patent filings in some jurisdictions and certain of the filings have lapsed. While some of the lapsed annuities might be redeemed pursuant to local rules and regulations, however there is no assurance that the Company will be successful in obtaining the financial resources required within the period that these payments may be made or that redemption payments will be permitted in all jurisdictions.


Research and Development


         We do not own laboratories or other clinical research or testing facilities. All research and development activities to date have been conducted under contract by outside laboratories and clinicians. The Company is not currently engaged in any research and development activity due to the lack of financial resources.


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


         The steps required before a pharmaceutical agent may be marketed in the United States include:

     o Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

     o    The submission to the FDA of an  Investigational  New Drug Application
          (IND) for human clinical testing which must become effective before human clinical trials can commence;

     o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

     o    The submission of a New Drug Application to the FDA; and

     o FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.


         In addition to obtaining FDA approval for each product, each domestic product-manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for products, drugs and devices.

Pre-clinical Trials


         Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as tissue culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. No assurance can be given as to the ultimate outcome of such pre-clinical testing. The results of pre-clinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.


         We have conducted limited pre-clinical studies on the Drug; however, more studies are needed. We intend to rely upon third-party research firms and other independent contractors to perform further pre-clinical trials to the extent we obtain sufficient funding. There is no assurance that we will obtain funding to conduct such studies or that the studies, if conducted, will yield positive results.


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


         We have not conducted clinical trials and will not be in a position to do so until such time, if any, as we have obtained additional financing, of which there is no assurance. If the Company does obtain financing in an amount sufficient to support such trials, we intend to rely upon third party contractors to advise and assist us in those clinical trials.


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


Medizone's Pre-clinical Studies


         Between 1988 and 2000, we sponsored and were the primary beneficiary of research to:

     o Determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases, and

     o Establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

         These pre-clinical projects included the following:

     o Studies to test ozone's ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse;

     o A pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and

     o Studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.


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


         Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the "EU") and other regions of the world outside of North America are more accepting than the United States of human clinical trials of ozone therapies. We believe we should pursue foreign Phase I human toxicity trials, as well as early stage phase II efficacy trials in these regions of the world when funding is obtained. The results anticipated from the next planned blind Phase I/II human safety and efficacy trials investigating hepatitis C are expected to contribute to satisfying regulatory requirements in the United

States, Canada and other countries. These trials cannot be undertaken until such time as the Company obtains sufficient financing, of which there can be no assurance.


         We previously entered into a research agreement with a foreign national research center to proceed with a Phase I/II human hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the hepatitis C virus. The trial will be blind and the country of origin and laboratories in Canada will share the data produced. This proposed trial is considered a major step toward our goal to conduct similar tests in Canada and eventually with the FDA. The proposal anticipates substantial collaborative efforts by the parties to share information with appropriate regulatory bodies in both countries. While we continued development work to proceed with this trail through 2001, no substantive progress has been made since 2001 and additional funding will be required to start the trial and see it through to completion.


         We intend to pursue future trials in Canada and other countries as soon as funding allows. We believe trials successfully completed in Canada would be acceptable to both the FDA and the regulatory agencies of the European Union, due to recent harmonization of regulatory requirements between Health Canada and the FDA.


Anecdotal Studies


     Beginning in 1998 and concluding in 2000, we obtained patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of hepatitis C. This trial was conducted independently by a former board member of the Company at his private clinic in Tijuana, Mexico, during the course of his normal medical practice. The trial was not conducted as a blind study as required by the FDA and the results have value only as anecdotal information. The Company believes that the information reported from the studies corresponds with the success reported in similar anecdotal studies conducted in Europe (primarily in Germany).


         The clinic voluntarily provided the data from the study to us and we have not independently verified its accuracy. Patients were treated with major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis. The average treatment period was 30 days. The clinic reported viral load testing (detection of the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels before the start of the treatment, immediately following treatment, and six months after treatment without any further medical intervention during the post-treatment period. No adverse side effects were observed or reported in any of the participants. According to the study results, SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.9% reduction. If accurate, these data indicate that in the six-month post-treatment follow up testing, 38 of the 40 patients tested at inactive viral levels for hepatitis C virus. Two of the patients reportedly had increased viral levels at the end of the treatment test period; however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results. As indicated above, because these trials were not conducted as a blind study as required by the FDA we regard the results only as anecdotal information. Further studies are needed to verify the effectiveness of the science.


 Instrument Development


         In 1998, we entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment and we were granted exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants. If we obtain regulatory approvals for our technology and protocols and enter production mode, of which there is no assurance, Biozone expects to phase out its other business to concentrate on its work with Medizone.


         If the Company obtains adequate funding, future plans include construction of a manufacturing and shipping center in Reno, Nevada. Biozone has indicated its willingness to move its operations to this facility if and when it is constructed, of which there can be no assurance. We selected Nevada as a location for this future facility due to the availability of human resources, land, general demographics, location and favorable tax laws. As an interim step in preparation for a transition from a research and development stage company to a company that anticipates future worldwide sales, we anticipate that we would need to construct or acquire a smaller development facility on the outskirts of the San Francisco Bay Area. This facility would provide a location in which to finalize product development and production line design prior to making the larger commitment to build a full scale manufacturing plant. These plans are on hold pending the receipt of funding, of which there is no assurance given.


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


         Medizone also intends to form a not-for-profit foundation. The future business of the non-profit entity will be to assist in research and aid the economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for the treatment of hepatitis and aids, at discounted prices in those countries. We believe that if our research continues to prove successful, the future participation of the World Health Organization and the World Bank might be available to help bring our science to developing regions of the world through matching funds and grant programs. The majority of our expected future customer base is located in the developing regions of the world.


         The objectives of the non-profit entity would be primarily to provide access to a highly qualified scientific advisory board and to permit for more cost-effective access of treatments and assistance to third world and developing nations. The Company believes that the non-profit should have better access to medical researchers, infectious disease experts, virologists and scholars, including those associated with universities and research facilities. In addition, the not-for-profit nature of the entity should allow the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company's technology to as many in need as possible. The Company would eventually direct a portion of its profits to the non-profit foundation to fund its operations and its research.


Medizone New Zealand Limited


         On June 22, 1995, we entered into a series of contracts that resulted in the formation of a joint venture incorporated in New Zealand, Medizone New Zealand Limited ("MNZ"). MNZ is owned equally by Medizone and Solwin Investments Limited ("Solwin"), a New Zealand corporation, which is an affiliate of Richard
G. Solomon, one of our directors. MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of our patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.


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


         Under the Managing Agent Agreement, MNZ will act as our agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and Southeast Asia (including the Philippines, Indonesia and Vietnam). We will divide Licensing fees with MNZ on a sliding scale as set forth below:


                                                       Medizone          MNZ

Initial license...                                            50%        50%
Subsequent license fees up to $500,000                        50%        50%
Subsequent license fees between $500,000 and $750,000         75%        25%
Subsequent license fees in excess of $750,000                 85%        15%


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


Competition


         The market in which we intend to do business is extremely competitive. We are aware of several companies that have commenced research into the use of ozone as a virucide in the treatment of HIV and other diseases, or that have announced the intention to do so. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone as a virucide or as a decontaminant for blood or blood products. Our lack of financial resources has limited our business activity to date.


Employees


         As of December 31, 2003, we had two full time employees and four part time employees acting in a consulting or outside services capacity, including our CFO. If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.


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

Risk Factors


         Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:


         Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since inception, which have resulted in an accumulated deficit of $18,256,271at December 31, 2003. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


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


         We do not have sufficient financing to meet our operating expenses. If we are unable to obtain financing, we may be required to take out bankruptcy or liquidate the company. We have financed operations at a minimal level during the past four years by the sale of common stock in small private placements to accredited investors. Committed funding sources have thus far been unable to perform as promised. We have pursued and continue to pursue funding opportunities, however to date no significant financing transactions have been completed.


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


Item 2.  Description of Property


         The offices of the Company are located temporarily in the home of our CEO, Edwin Marshall at 144 Buena Vista Ave., Stinson Beach, California. We also rent a secure storage area from a third party for our corporate archives. The cost of this facility is $200 per month. We pay or reimburse all telephone and related expenses. To date we have not been charged or paid any rent for the temporary office space provided by our CEO.


Item 3.  Legal Proceedings


         During the year ended December 31, 2003, we were a party to the following litigation matters.


         Rakas vs. Medizone International, Inc. A former consultant brought this action in the Supreme Court of New York, Westchester County, (Index No. 08798/00), claiming we had failed to pay consulting fees under a consulting agreement. We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties. We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us. Therefore, at December 31, 2003, the entire amount of the judgment has been accrued pending additional settlement discussions.


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

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company will hold an annual meeting of shareholders at such time as it has obtained financing, of which there can be no assurance given.

                                     Part II


Item 5.           Market for Common Equity and Related Stockholder Matters


         Our shares are traded in the over-the-counter market, with price quotes listed on the OTC Electronic Bulletin Board under the trading symbol "MZEI," and in the "pink sheets" published by the National Quotation Bureau.


         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2002 and 2003. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                               Bid Price

                  Year              Calendar Period           High     Low

                  2002              First Quarter             $0.15    $0.08
                                    Second Quarter            $0.10    $0.03
                                    Third Quarter             $0.09    $0.04
                                    Fourth Quarter            $0.05    $0.02

                  2003              First Quarter             $0.05    $0.03
                                    Second Quarter            $0.06    $0.03
                                    Third Quarter             $0.04    $0.02
                                    Fourth Quarter            $0.03    $0.02


         As of March 31, 2004, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.


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


Recent Sales of Unregistered Securities


         During the year ended December 31, 2003, we sold certain shares of our common stock in private placements as follows:

     o January 1, 2003, 460,000 shares to a director at $0.05 per share, in lieu of an outstanding note payable totaling $23,000.

     o March 25, 2003, 400,000 shares to a director and his son-in-law at $0.05 per share, for gross proceeds of $20,000. We also granted these investors warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o April 9, 2003, 100,000 shares to a director at $0.05 per share, for gross proceeds of $5,000. We also granted this investor warrants to purchase 100,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o April 11, 2003, 100,000 shares to an officer at $0.05 per share, for services rendered valued at $5,000.

     o May 2, 2003, 165,000 shares to a director at $0.05 per share, for gross proceeds of $8,250. We also granted this investor warrants to purchase 165,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o November 9, 2003, 200,000 shares to a director at $0.05 per share, for gross proceeds of $10,000. We also granted the investor warrants to purchase 200,000 shares of stock at $0.05 per share exercisable over a two-year term.

     o December 26, 2003, 2,000,000 shares to an individual for services rendered valued at $40,000 as an incentive for him to enter into a future employment agreement once initial funding is obtained at $0.05. We also granted this investor warrants to purchase 2,000,000 shares of stock at $0.40 per share. These warrants cannot be exercised, however, unless the individual remains employed by the Company for a minimum of three years. The warrants carry a five year term and include a cashless exercise option.


In each transaction the shares of common stock were sold without registration under the Securities Act of 1933, as amended, in reliance upon an exemption under the Securities Act for private sales of securities by issuers to accredited persons. In each instance the Company believes that the investors purchasing these shares were accredited investors as that term is defined by Regulation D and related rules promulgated under the Securities Act by the Securities and Exchange Commission. The shares issued in these transactions are restricted shares, meaning that they may not be resold or distributed by the holders in the absence of an effective registration statement or an exemption from registration under the Securities Act. Certificates evidencing the shares sold in these transactions bear a legend indicating their restricted status.


Item 6.  Management's Discussion and Analysis or Plan of Operation


Results of Operations


         From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned. We had a net loss in 2003 of $522,796 compared to a net loss of $687,273 in 2002.


         In 2003, research and development expenses totaled $-0- compared to $40,602 in 2002. The decrease in research and development expenses was primarily due to the company's lack of capital. Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.


         General and administrative expenses in 2003 totaled $493,143, compared to $618,264 in 2002. These expenses include professional fees, payroll, insurance costs and travel expenses. Our lack of cash has prevented us from paying all accrued salary and other expenses during the last three years. During 2003, due to our lack of capital, we paid approximately $45,000 of the total general and administrative expenses to third parties by issuing common stock for services. We also converted debt totaling $23,000 by issuing shares of common stock to certain creditors.


         Notes payable totaled $280,491 at December 31, 2003 as compared to $303,491 at December 31, 2002. We did not make any new notes during 2003. Interest expense on these obligations totaled $23,656 in 2003 and 2002, respectively. The applicable interest rates on this debt ranged from 0% to 10% percent per annum.


Liquidity and Capital Resources


         At December 31, 2003, we had a working capital deficiency of $2,294,937, compared to a working capital deficiency of $1,887,655 at December 31, 2002. The stockholders' deficit at December 31, 2003 was $2,293,726 compared to $1,882,180 at December 31, 2002.

         We continue to require additional funding to fund research necessary to make the appropriate regulatory applications for our technology and products and to continue operations. Our only source of financing to date has been the sale of our common stock. During 2003, we generated cash of $47,169 through financing activities, primarily through the sale of shares of common stock for proceeds of $43,250.


         Given current negative cash flows, it will be difficult for us to continue as a going concern without an influx of capital. While we continue to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results. Previously anticipated and announced financing commitments have failed to be fulfilled and we have no assurance that financing will be obtained.


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

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements contained in this 10-KSB report. In all material respects, the accounting principles that are utilized conform to generally accepted accounting principles in the United States of America.

         The preparation of this annual report on Form 10-KSB requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

         The Company accounts for equity securities issued for services rendered at the fair value of the securities on the date of issuance.


Item 7.  Financial Statements


         Our financial statements are included commencing at page F-1 and form a part of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

Item 8A.  Controls and Procedures

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, our Chief Executive Officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Part III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following table contains information concerning our directors and executive officers as of December 31, 2003.


Name                       Age              Position

Edwin G. Marshall 61               Chairman of the Board, CEO
Richard G. Solomon         61      Director
Daniel Hoyt                64      Director
Jill C. Marshall           52      Chief Operating Officer, Corporate Secretary
Steve M. Hanni             36      Chief Financial Officer




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


         Steve Hanni became Chief Financial Officer in April 2002. Mr. Hanni is a certified public accountant engaged in public practice with the firm of Stayner, Bates & Jensen, PC, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ & Associates, LLC, a public accounting firm that acts as our independent public accountant in connection with the audit of our annual reports and the review of our quarterly financial reports.


Compliance with Section 16(a) of the Exchange Act


         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a). We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2003, that was not timely filed with the Commission.


Item 10.   Executive Compensation

         The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

                           Summary Compensation Table

                                                                       Long-Term
                                                                       Compensation
                                      Annual Compensation                  Awards
Name and Principal
Position                   Year     Salary           Bonus             Options (#)

Edwin G. Marshall (1)      2003     $170,000(2)      $  0                 0
Chairman and CEO           2002     $170,000(3)      $  0                 0
                           2001     $170,000(4)      $  0                 0


(1) Does not include amounts paid or accrued to Mr. Marshall's wife (Dr. Jill Marshall), also an officer, at $95,000 per year for 2003, 2002, and 2001. Cash payments of salary were made to Dr. Marshall in the amounts of $0 in 2003, $23,750 in 2002, and $23,750 in 2001. The remaining balance of
     $277,083 has been accrued overall, but remains unpaid to Dr. Marshall due to the lack of funds.

(2) Of the amount indicated, no amount has been paid to Mr. Marshall. The total amount has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2003 totals $468,750.

(3) Of the amount indicated, a total of $49,583 was paid to Mr. Marshall. The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2).

(4) Of the amount indicated, a total of $42,500 was paid in cash. The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2) above.


         We do not have any employment agreements with any employee. Our Board of Directors does not have a compensation committee or audit committee. The Board determines matters concerning the compensation of executive officers. When resources allow, we anticipate that directors will be paid an annual fee and a fee for attendance at meetings of the Board and meetings of committees of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


         The following table contains information as of March 31, 2004, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2003 as CEO of Medizone, and (3) officers and directors at March 31, 2004, as a group. Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

                                                Number of Shares                        Percent of
Name and Address                                 Beneficially Owned                 Outstanding Shares

Edwin G. Marshall (1)                                    12,059,241                           7.4%
Chairman of the Board,
Chief Executive Officer
P.O. Box 742 Stinson Beach, CA 94970

Richard G. Solomon (2)                                    7,460,001                           4.6%
Board Member, Medizone International
Director, Medizone New Zealand, Ltd.
77 Seaview Road
Remuera, Auckland 1005
New Zealand

Daniel D. Hoyt (3)                                        5,970,000                           3.6%
1 American Square, Suite 1370
Indianapolis, IN 82040

Jill C. Marshall, ND (4)                                 12,059,241                           7.4%
Chief Operating Officer,
Corporate Secretary
P.O. Box 742 Stinson Beach, CA 94970

Steve M. Hanni                                              150,000                           *
Chief Financial Officer
510 South 200 West
Salt Lake City, UT 84101

All Officers and Directors
as a Group  (5 persons) (5):                             25,639,242                          15.7%



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

     (2) Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd. Also includes warrants to purchase 165,000 shares of common stock at $0.05 per share.

     (3) Includes warrants to purchase 2,300,000 shares of common stock at prices ranging from $0.05 to $0.20 per share, and 3,670,000 shares owned of record.

     (4) Amount indicated includes (i) 920,000 shares owned of record, (ii) 4,936,507 shares owned by Sand Dollar, of which her husband is the general partner, (iii) 6,129,366 shares owned by Mrs. Marshall's husband, (iv) 52,869 shares held by Edwin Marshall and Jill Marshall as joint tenants and (iv) 20,500 shares held in street name.

     (5) Based on a total of 163,635,387 shares outstanding. This amount includes currently exercisable options for the purchase of 2,465,000 shares and eliminates all duplicate holdings.


Item 12. Certain Relationships and Related Transactions


         During the year ended December 31, 2003, the following shares of common stock were issued to related parties:

     o January 1, 2003, 460,000 shares were issued to Dan Hoyt, a director, at $0.05 per share, in lieu of an outstanding note payable totaling $23,000.

     o March 25, 2003, 400,000 shares were issued to Dan Hoyt, a director, and his son-in-law at $0.05 per share, for gross proceeds of $20,000. We also granted the director warrants to purchase 400,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o April 9, 2003, 100,000 shares were issued to Dan Hoyt, a director, at $0.05 per share, for gross proceeds of $5,000. We also granted the director warrants to purchase 100,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o April 11, 2003, 100,000 shares were issued to Steve Hanni, an officer, at $0.05 per share, for services rendered valued at $5,000.

     o May 2, 2003, 165,000 shares were issued to Richard Solomon, a director, at $0.05 per share, for gross proceeds of $8,250. We also granted the director warrants to purchase 165,000 shares of stock at $0.05 per share, exercisable over a two-year term.

     o November 9, 2003, 200,000 shares were issued to Dan Hoyt, a director, at $0.05 per share, for gross proceeds of $10,000. We also granted the director warrants to purchase 200,000 shares of stock at $0.05 per share exercisable over a two-year term.


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


     10.6 Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)

     10.7 Funding commitment letter from Groundell Trust. (6)

     10.8 Letter re: change in certifying accountants (6)

     31.1 Certification of Chief Executive Officer

     31.2 Certification of Chief Financial Officer


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

(b) Reports on Form 8-K.

         None.

Item 14.    Principal Accountants Fees and Services

Audit Fees

     The Company's independent public accountants for the past two fiscal years have been HJ Associates & Consultants, LLP. The aggregate fees billed by the Company's independent public accountants for professional services rendered in fiscal years 2003 and 2002 in connection with (i) the audit of the Company's annual financial statements set forth in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2002 and (ii) the review of the Company's quarterly financial statements set forth in its Quarterly Reports on Form 10-QSB for each of its fiscal quarters in such years, totaled approximately $6,900 and $7,300, respectively.

All Other Fees

     The Company did not engage HJ Associates & Consultants, LLP on any other matters not otherwise included in the above categories in either fiscal year 2003 or 2002.

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

                             MEDIZONE INTERNATIONAL, INC.


                             By:   /s/ Edwin G. Marshall
                                --------------------------------------------
                             Edwin G. Marshall
                             Chairman of the Board and Chief Executive Officer

                             By: /s/ Steve M. Hanni
                                ---------------------------------------------
                             Chief Financial Officer

Date: April 13, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edwin G. Marshall                       CEO and Chairman of the Board                 April 13, 2004
------------------------
Edwin G. Marshall


/s/ Steve M. Hanni                          Chief Financial Officer                       April 13, 2004
-------------------------------
Steve M. Hanni                              (Principal Financial
                                            and Accounting Officer)


/s/ Richard G. Solomon                      Director                                      April 13, 2004
-------------------------------
Richard G. Solomon


/s/ Daniel Hoyt                             Director                                      April 13, 2004
-------------------------------
Daniel Hoyt

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report................................................. 3

Consolidated Balance Sheet................................................... 4

Consolidated Statements of Operations........................................ 5

Consolidated Statements of Stockholders' Equity (Deficit).................... 6

Consolidated Statements of Cash Flows........................................16

Notes to the Consolidated Financial Statements...............................18

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medizone International, Inc. and Subsidiaries
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception on January 31, 1986 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on January 31, 1986 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders' equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 12, 2004

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                        ASSETS
                                                                                                       December 31,
                                                                                                             2003
                                                                                                       ------------------

CURRENT ASSETS

      Cash                                                                                             $             957
                                                                                                       ------------------

          Total Current Assets                                                                                       957
                                                                                                       ------------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                                                                       1,211
                                                                                                       ------------------

OTHER ASSETS

      Receivable from affiliate, net (Note 1)                                                                          -
                                                                                                       ------------------

          Total Other Assets                                                                                           -
                                                                                                       ------------------

          TOTAL ASSETS                                                                                 $           2,168
                                                                                                       ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                                                 $         681,656
      Due to shareholders (Note 7)                                                                                 8,976
      Accrued expenses (Note 3)                                                                                1,324,771
      Notes payable (Note 6)                                                                                     280,491
                                                                                                       ------------------

          Total Current Liabilities                                                                            2,295,894
                                                                                                       ------------------

          Total Liabilities                                                                                    2,295,894
                                                                                                       ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001 par value
       161,170,387 shares issued and outstanding                                                                 161,170
      Additional paid-in capital                                                                              15,801,375
      Deficit accumulated during the development stage                                                       (18,256,271)
                                                                                                       ------------------

          Total Stockholders' Equity (Deficit)                                                                (2,293,726)
                                                                                                       ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                                            $           2,168
                                                                                                       ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                              From Inception
                                                                                                              on January 31,
                                                                             For the Years Ended               1986 Through
                                                                     December 31,                              December 31,
                                                                  -----------------------------------------
                                                                         2003                 2002                 2003
                                                                  -------------------  -------------------- --------------------

REVENUES                                                          $                -   $                 -  $           133,349
                                                                  -------------------  -------------------- --------------------

EXPENSES

      Cost of sales                                                                -                     -              103,790
      Research and development                                                     -                40,602            2,685,788
      General and administrative                                             493,143               618,264           13,848,597
      Expense on extension of warrants (Note 5)                                    -                     -            1,866,857
      Bad debt expense                                                             -                     -               48,947
      Depreciation and amortization                                            4,264                 4,751               46,785
                                                                  -------------------  -------------------- --------------------

          Total Expenses                                                     497,407               663,617           18,600,764
                                                                  -------------------  -------------------- --------------------

          Loss from Operations                                              (497,407)             (663,617)         (18,467,415)
                                                                  -------------------  -------------------- --------------------

OTHER INCOME (EXPENSES)

      Minority interest in loss                                                    -                     -               26,091
      Other income                                                                 -                     -               19,780
      Gain on sale of subsidiary (Note 1)                                          -                     -              208,417
      Interest expense                                                       (25,389)              (23,656)            (937,882)
                                                                  -------------------  -------------------- --------------------

          Total Other Income (Expenses)                                      (25,389)              (23,656)            (683,594)
                                                                  -------------------  -------------------- --------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                             (522,796)             (687,273)         (19,151,009)
                                                                  -------------------  -------------------- --------------------

EXTRAORDINARY ITEMS

      Lawsuit settlement (Note 4)                                                  -                     -              415,000
      Debt forgiveness (Note 4)                                                    -                     -              479,738
                                                                  -------------------  -------------------- --------------------

          Total Extraordinary Items                                                -                     -              894,738
                                                                  -------------------  -------------------- --------------------

NET LOSS                                                          $         (522,796)  $          (687,273) $       (18,256,271)
                                                                  ===================  ==================== ====================

BASIC LOSS LOSS PER SHARE                                         $            (0.00)  $             (0.00)
                                                                  ===================  ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                               158,850,414           156,948,735
                                                                  ===================  ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
                                                   Shares           Amount         Subscribed           Capital         Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2000                        153,915,798  $       153,916   $             -  $     15,201,661  $   (16,330,148)

Common stock and warrants issued
 for cash at $0.20 per share                          500,000              500                 -            99,500                -

Common stock and warrants issued
 for cash at $0.15 per share                          200,000              200                 -            29,800                -

Common stock and warrants issued
 for cash at $0.15 per share                          166,666              167                 -            24,818                -

Common stock and warrants issued
 for cash at $0.18 per share                          555,555              555                 -            99,441                -

Net loss for the year ended
 December 31, 2001                                          -                -                 -                 -         (716,054)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2001                        155,338,019          155,338                 -        15,455,220      (17,046,202)

Common stock and warrants issued
 for cash at $0.10 per share                        1,000,000            1,000                 -            99,000                -

Common stock issued for services
 at $0.10 per share                                   230,000              230                 -            22,770                -

Common stock issued for debt
 at $0.10 per share                                   447,368              447                 -            44,290                -

Common stock and warrants issued
 for cash at $0.10 per share                          250,000              250                 -            24,750                -

Common stock issued for services
 at $0.10 per share                                   480,000              480                 -            47,520                -

Net loss for the year ended
 December 31, 2002                                          -                -                 -                 -         (687,273)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2002                        157,745,387  $       157,745   $             -  $     15,693,550  $   (17,733,475)
                                             ----------------  ---------------   ---------------  ----------------  ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                         Deficit
                                                                                                                     Accumulated
                                                                                                       Additional    During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
                                                   Shares           Amount         Subscribed           Capital         Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2002                        157,745,387  $       157,745   $             -  $     15,693,550  $   (17,733,475)

Common stock issued in lieu of notes
 payable at $0.05 per share                           460,000              460                 -            22,540                -

Common stock and warrants issued
 for cash at $0.05 per share                          400,000              400                 -            19,600                -

Common stock and warrants issued
 for cash at $0.05 per share                          100,000              100                 -             4,900                -

Common stock issued for services
 at $0.05 per share                                   100,000              100                 -             4,900                -

Common stock and warrants issued
 for cash at $0.05 per share                          165,000              165                 -             8,085                -

Common stock and warrants issued
 for cash at $0.05 per share                          200,000              200                 -             9,800                -

Common stock and warrants issued
 for services at $0.02 per share                    2,000,000            2,000                 -            38,000                -

Net loss for the year ended
 December 31, 2003                                          -                -                 -                 -         (522,796)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2003                        161,170,387  $       161,170   $             -  $     15,801,375  $   (18,256,271)
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                 From Inception
                                                                                                 on January 31,
                                                                   For the Years Ended            1986 Through
                                                               December 31,                       December 31,
                                                           ------------------------------------
                                                                 2003                2002             2003
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $        (522,796)   $     (687,273) $     (18,256,271)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                     4,264             4,751             46,785
     Stock issued for services                                        45,000            71,000          3,131,916
     Expense for extension of warrants below
      market value                                                         -                 -          1,866,857
     Bad debt expense                                                      -                 -             48,947
     Minority interest in loss                                             -                 -            (26,091)
     Loss on disposal of assets                                            -                 -            693,752
     Gain on settlement of debt                                            -                 -           (188,510)
     Gain on lawsuit settlement                                            -                 -           (415,000)
Changes in assets and liabilities:
     (Increase) in prepaid expenses and deposits                           -                 -            (48,947)
     Increase in accounts payable                                     82,921           220,463          1,076,186
     Increase in accrued expenses                                    344,327           256,650          1,747,793
                                                           ------------------   --------------- ------------------

         Net Cash Used by Operating Activities                       (46,284)         (134,409)       (10,322,583)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                    -                 -             (8,904)
     Purchase of fixed assets                                              -                 -            (39,090)
                                                           ------------------   --------------- ------------------

         Net Cash Used by Investing Activities                             -                 -            (47,994)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                        -                (8)                 -
     Proceeds from lawsuit settlement                                      -                 -            415,000
     Principal payments on notes payable                                   -                 -           (192,774)
     Cash received from notes payable                                      -                 -          1,129,518
     Advances from shareholders                                        9,976             9,489             20,320
     Payment on shareholder advances                                  (6,057)                -             (6,057)
     Capital contributions                                                 -                 -            421,847
     Stock issuance costs                                                  -                 -           (105,312)
     Increase in minority interest                                         -                 -             14,470
     Issuance of common stock for cash                                43,250           125,000          8,674,522
                                                           ------------------   --------------- ------------------

         Net Cash Provided by Financing Activities                    47,169           134,481         10,371,534
                                                           ------------------   --------------- ------------------

NET INCREASE (DECREASE) IN CASH                                          885                72                957

CASH AT BEGINNING OF PERIOD                                               72                 -                  -
                                                           ------------------   --------------- ------------------

CASH AT END OF PERIOD                                      $             957    $           72  $             957
                                                           ==================   =============== ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                 From Inception
                                                                                                 on January 31,
                                                                   For the Years Ended            1986 Through
                                                               December 31,                       December 31,
                                                           ------------------------------------
                                                                 2003                2002             2003
                                                           ------------------   --------------- ------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                          $               -    $            -  $          26,483
         Income taxes                                      $               -    $            -  $               -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                         $          45,000    $       71,000  $       3,131,916
         Stock issued for conversion of debt               $          23,000    $       44,737  $       4,139,230
         Stock issued for license agreement and patent     $               -    $            -  $         693,752


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002




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


                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                 From Inception
                                                                                                 on January 31,
                                                                   For the Years Ended            1986 Through
                                                               December 31,                       December 31,
                                                           ------------------------------------
                                                                 2003                2002             2003
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $        (522,796)   $     (687,273) $     (18,256,271)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                     4,264             4,751             46,785
     Stock issued for services                                        45,000            71,000          3,131,916
     Expense for extension of warrants below
      market value                                                         -                 -          1,866,857
     Bad debt expense                                                      -                 -             48,947
     Minority interest in loss                                             -                 -            (26,091)
     Loss on disposal of assets                                            -                 -            693,752
     Gain on settlement of debt                                            -                 -           (188,510)
     Gain on lawsuit settlement                                            -                 -           (415,000)
Changes in assets and liabilities:
     (Increase) in prepaid expenses and deposits                           -                 -            (48,947)
     Increase in accounts payable                                     82,921           220,463          1,076,186
     Increase in accrued expenses                                    344,327           256,650          1,747,793
                                                           ------------------   --------------- ------------------

         Net Cash Used by Operating Activities                       (46,284)         (134,409)       (10,322,583)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                    -                 -             (8,904)
     Purchase of fixed assets                                              -                 -            (39,090)
                                                           ------------------   --------------- ------------------

         Net Cash Used by Investing Activities                             -                 -            (47,994)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                        -                (8)                 -
     Proceeds from lawsuit settlement                                      -                 -            415,000
     Principal payments on notes payable                                   -                 -           (192,774)
     Cash received from notes payable                                      -                 -          1,129,518
     Advances from shareholders                                        9,976             9,489             20,320
     Payment on shareholder advances                                  (6,057)                -             (6,057)
     Capital contributions                                                 -                 -            421,847
     Stock issuance costs                                                  -                 -           (105,312)
     Increase in minority interest                                         -                 -             14,470
     Issuance of common stock for cash                                43,250           125,000          8,674,522
                                                           ------------------   --------------- ------------------

         Net Cash Provided by Financing Activities                    47,169           134,481         10,371,534
                                                           ------------------   --------------- ------------------

NET INCREASE (DECREASE) IN CASH                                          885                72                957

CASH AT BEGINNING OF PERIOD                                               72                 -                  -
                                                           ------------------   --------------- ------------------

CASH AT END OF PERIOD                                      $             957    $           72  $             957
                                                           ==================   =============== ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                 From Inception
                                                                                                 on January 31,
                                                                   For the Years Ended            1986 Through
                                                               December 31,                       December 31,
                                                           ------------------------------------
                                                                 2003                2002             2003
                                                           ------------------   --------------- ------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                          $               -    $            -  $          26,483
         Income taxes                                      $               -    $            -  $               -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                         $          45,000    $       71,000  $       3,131,916
         Stock issued for conversion of debt               $          23,000    $       44,737  $       4,139,230
         Stock issued for license agreement and patent     $               -    $            -  $         693,752


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

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Solomon (Solomon), a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which the Company thereupon loaned $50,000 to MNZ on a demand basis (see Note 1(h)).

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

              Pursuant to Emerging IssuesTask Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 2003.

              c.  Business Activities

              The Company's objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2003                2002
                                                                            ------------------  ------------------
              Numerator
                    - Loss before extraordinary items                       $         (522,796) $         (687,273)
                    - Extraordinary items                                                    -                   -

              Denominator (weighted average number
               of shares outstanding)                                              158,850,414         156,948,735

              Basic Income (loss) per share
                    - Before extraordinary items                            $            (0.00) $            (0.00)
                    - Extraordinary items                                                 0.00                0.00
                                                                            ------------------  ------------------

              Basic Income (Loss) Per Share                                 $            (0.00) $            (0.00)
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

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 2003.

              i.  Provision for Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

              At December 31, 2003, the Company had net operating loss carryforwards of approximately $13,920,000 that may be offset against future taxable income and expire in years 2006 through 2023. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2003                2002
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $          181,560  $          234,100
              Change in valuation allowance                                           (181,560)           (234,100)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              Deferred tax assets at December 31, 2003 and 2002 are comprised of the following:

                                                                                    2003                2002
                                                                            ------------------  ------------------

              Net operating loss carryforwards                              $        5,289,600  $        5,108,040
              Valuation allowance                                                   (5,289,600)         (5,108,040)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Principles of Consolidation

              The consolidated financial statements include those of Medizone International, Inc. (Medizone-Nevada) and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd (MedCan).

              All material intercompany accounts and transactions have been eliminated.

              k.  Estimates

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

              l.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

              m.  Stock Options and Warrants

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

              FASB Statement 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

              Under the provisions of SFAS No. 148, the Company's net loss for the years ended December 31, 2003 and 2002 would have been unchanged from the reported net loss.

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n.  Patents

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

              o.  Revenue Recognition Policy

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

p.       Recent Accounting Pronouncements

              During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

          o    SFAS No. 143, Accounting for Asset Retirement Obligations;

          o SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

          o    SFAS No. 146, Accounting for Exit or Disposal Activities;

          o    SFAS No. 147, Acquisitions of Certain Financial Institutions;

          o    SFAS No. 148, Accounting for Stock Based Compensation;

          o    SFAS  No.  149,   Amendment  of  Statement   133  on   Derivative
               Instruments and Hedging Activities; and

          o SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

              In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2003:

              Office equipment              $           19,249
              Furniture                                  6,307
                                            ------------------

                                                        25,556
              Accumulated depreciation                 (24,345)
                                            ------------------

              Net property and equipment    $            1,211
                                            ==================

              Depreciation expense for the years ended December 31, 2003 and 2002 was $4,264 and $4,751, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 2003:

              Accrued payroll                                  $     1,003,167
              Accrued interest                                         242,058
              Accrued payroll taxes                                     74,614
              Other accruals                                             4,932
                                                               ---------------

                            Total                              $     1,324,771
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

               In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company's C.E.O., 2) $170,000 a year for the Company's President and Director of Research, and 3) $95,000 a year for the Company's C.O.O. and Corporate Secretary. The Company's President and Director of Research was terminated effective December 31, 2001. No accrual, therefore, was made for this officer and director for 2002 or 2003.

              The Company is also party to litigation matters as follows:

              Rakas vs. Medizone International, Inc. A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded the original default judgment in the amount of $143,000 at December 31, 2003. The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

              Bottomly et al. vs. Medizone International, Inc. et al. This action was brought by certain individuals who claim to be shareholders of the Company, who have alleged that the current officers and directors of the Company have mismanaged the Company's finances. They also allege that the Company and certain officers had made untrue statements in connection with the purchase of securities regarding certain funding transactions that the Company anticipated. The Company denies any wrongdoing and intends on vigorously contesting the case. The Company and the accused officers filed an answer with the court on February 25, 2002. On April 12, 2002, the Company also filed a Schedule 14A with the Securities and Exchange Commission, responding to the allegations. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2003.

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

NOTE 5 -      ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

              During 2003, the Company issued a total of 865,000 shares of common stock at $0.05 per share for total proceeds of $43,250. The Company also granted the investors warrants to purchase 865,000 shares of common stock at $0.05 per share, exercisable over a two-year term. The market price of the common stock was $0.05 per share on the date of the issuance of the shares and grant of the warrants.

              Also during the year ended December 31, 2003, the Company issued 460,000 shares of common stock at $0.05 per share in lieu of a note payable totaling $23,000 and 100,000 shares of common stock to an officer of the Company for services rendered valued at $0.05 per share for a total value of $5,000.

              The Company also issued 2,000,000 shares of restricted common stock to an individual pursuant to a "Letter of Understanding / Employment" whereby the individual was issued the shares as an incentive for him to enter into a future employment agreement with the Company once initial funding is obtained. The shares have been valued at $0.02 per share, the market price of the common stock on the date of issuance. The individual was also issued 2,000,000 warrants exercisable at $0.40 per share. The warrants cannot be exercised, however, unless the individual remains employed by the Company for a minimum of three years. The warrants carry a five year term and include a cashless exercise option.

              As of December 31, 2003, the following warrants were outstanding:

                    Warrants                          Exercise Price                      Termination Dates
              ----------------------               ---------------------                  -----------------
                             750,000               $       0.20                           May 10, 2004
                             250,000               $       0.20                           May 10, 2004
                             400,000               $       0.15                           May 10, 2004
                             166,666               $       0.15                           May 10, 2004
                             555,555               $       0.18                           May 10, 2004
                             250,000               $       0.55                           May 10, 2004
                           1,000,000               $       0.10                           May 10, 2004
                             250,000               $       0.10                           May 22, 2004
                             400,000               $       0.05                           March 25, 2005
                             100,000               $       0.05                           April 9, 2005
                             165,000               $       0.05                           May 2, 2005
                             200,000               $       0.05                           November 9, 2005
                           2,000,000               $       0.40                           December 26, 2008

              On February 5, 2003, again on April 10, 2003, July 10, 2003, September 2, 2003, November 9, 2003 and again on February 23, 2004, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to May 10, 2004, as indicated above.

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at February 5, 2003, April 10, 2003, July 10, 2003, September 2, 2003, November 9, 2003 or February 23, 2004 under the Black-Scholes option pricing model for these warrant extensions.

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2003:

              Notes payable to ten stockholders, due on demand, plus interest at
               10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon
               exercise of the lenders" option to
               acquire shares from the Company.                                                 $           60,815

              Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995
               (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private
               placement transaction.                                                                       37,000

              Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with
               restricted stock
               at $0.10 per share if alternative financings do not occur.                                  182,676
                                                                                                ------------------

              Total Notes Payable                                                                          280,491

              Less: Current Portion                                                                       (280,491)
                                                                                                ------------------

              Long-Term Notes Payable                                                           $                -
                                                                                                ==================


The aggregate principal maturities of notes payable are as follows:

   Year Ended
  December 31,                                    Amount
  ------------                               ------------------
        2004                                 $          280,491
        2005                                                  -
        2006                                                  -
        2007                                                  -
        2008                                                  -
        2009 and thereafter                                   -
                                             ------------------

        Total                                $          280,491
                                             ==================

 NOTE 7 -     ADVANCES FROM SHAREHOLDERS

              The Company has been advanced a total of $2,613 and $4,163 from its CEO and COO, respectively, through December 31, 2003 to cover operating expenses. The amounts are non-interest bearing, unsecured and due on demand. In addition, during the year ended December 31, 2002, two separate directors advanced $500 each to the Company to cover operating expenses. An additional $1,200 was advanced to the Company during the year ended December 31, 2003 from one of the directors to cover additional operating costs. These amounts are also non-interest bearing, unsecured and due on demand. Total amount due to shareholders at December 31, 2003 was $8,976.

NOTE 8 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2003 which have resulted in an accumulated deficit of $18,256,271 at December 31, 2003. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,295,000, has relied exclusively on debt and equity financing, accordingly, there is substantial doubt about its ability to continue as a going concern.

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