Form 10KSB/A
period 2003-12-31
MEDIZONE INTERNATIONAL INC
filed 2004-04-16
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB/A

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


Transitional Small Business Disclosure Format (Check one): Yes __   No X
                                                                       -

This amendment is filed to correct information relating to recent sales of unregistered securities on page 16.

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

     o December 26, 2003, 2,000,000 shares to an individual for services rendered valued at $40,000 ($0.02 per share, the market price on the date of issuance) as an incentive for him to enter into a future employment agreement once initial funding is obtained. We also granted this investor warrants to purchase 2,000,000 shares of stock at $0.40 per share. These warrants cannot be exercised, however, unless the individual remains employed by the Company for a minimum of three years. The warrants carry a five year term and include a cashless exercise option.


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

Date: April 15, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edwin G. Marshall                       CEO and Chairman of the Board                 April 15, 2004
------------------------
Edwin G. Marshall


/s/ Steve M. Hanni                          Chief Financial Officer                       April 15, 2004
-------------------------------
Steve M. Hanni                              (Principal Financial
                                            and Accounting Officer)


/s/ Richard G. Solomon                      Director                                      April 15, 2004
-------------------------------
Richard G. Solomon


                                            Director                                      April __, 2004
-------------------------------
Daniel Hoyt

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