Form 10QSB
period 2004-03-31
MEDIZONE INTERNATIONAL INC
filed 2004-06-23
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 2004

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



At June 15, 2004, there were 161,170,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                 March 31, 2004


                                                                        Page
                                                                        Number


Part I -- Financial Information

Item 1 -- Financial Statements

           Consolidated Balance Sheets:
           March 31, 2004 (Unaudited) and December 31, 2003...................1

           Consolidated Statements of Operations (Unaudited):
           For the Three Months Ended March 31, 2004 and 2003.................2

           Consolidated Statements of Cash Flow (Unaudited)
           For the Three Months Ended March 31, 2004 and 2003.................3

             Notes to the Consolidated Financial Statements...................5

Item 2--Management's Discussion and Analysis or Plan of Operation.............9

Item 3-- Controls and Procedures..............................................10

Part II -- Other Information

Item 6-- Exhibits and Reports on Form 8-K.....................................10

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                        ASSETS
                                                                                      March 31,         December 31,
                                                                                        2004                   2003
                                                                                 --------------------   --------------------
                                                                                     (Unaudited)
CURRENT ASSETS

      Cash                                                                       $                66    $               957
                                                                                 --------------------   --------------------

          Total Current Assets                                                                    66                    957
                                                                                 --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                                     249                  1,211
                                                                                 --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                               -                      -
                                                                                 --------------------   --------------------

          Total Other Assets                                                                       -                      -
                                                                                 --------------------   --------------------

          TOTAL ASSETS                                                           $               315    $             2,168
                                                                                 ====================   ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                           $           692,451    $           681,656
      Due to shareholders                                                                     10,646                  8,976
      Accrued expenses                                                                     1,411,692              1,324,771
      Notes payable                                                                          280,491                280,491
                                                                                 --------------------   --------------------

          Total Current Liabilities                                                        2,395,280              2,295,894
                                                                                 --------------------   --------------------

          Total Liabilities                                                                2,395,280              2,295,894
                                                                                 --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 161,170,387 shares issued
       and outstanding                                                                       161,170                161,170
      Additional paid-in capital                                                          15,801,375             15,801,375
      Deficit accumulated during the development stage                                   (18,357,510)           (18,256,271)
                                                                                 --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                            (2,394,965)            (2,293,726)
                                                                                 --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                      $               315    $             2,168
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                          From Inception
                                                                                For the                   on January 31,
                                                                          Three Months Ended               1986 Through
                                                                                March 31,                    March 31,
                                                                 -------------------------------------
                                                                       2004               2003                 2004
                                                                 ------------------ ------------------  --------------------

REVENUES                                                         $               -  $               -   $           133,349
                                                                 ------------------ ------------------  --------------------

EXPENSES

      Cost of sales                                                              -                  -               103,790
      Research and development                                                   -                  -             2,685,788
      General and administrative                                            94,363             95,317            13,942,960
      Expense on extension of warrants                                           -                  -             1,866,857
      Bad debt expense                                                           -                  -                48,947
      Depreciation and amortization                                            962              1,187                47,747
                                                                 ------------------ ------------------  --------------------

          Total Expenses                                                    95,325             96,504            18,696,089
                                                                 ------------------ ------------------  --------------------

          Loss from Operations                                             (95,325)           (96,504)          (18,562,740)
                                                                 ------------------ ------------------  --------------------

OTHER INCOME (EXPENSES)

      Minority interest in loss                                                                                      26,091
      Other income                                                                                                   19,780
      Gain on sale of subsidiary                                                                                    208,417
      Interest expense                                                      (5,914)            (5,914)             (943,796)
                                                                 ------------------ ------------------  --------------------

          Total Other Income (Expenses)                                     (5,914)            (5,914)             (689,508)
                                                                 ------------------ ------------------  --------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                           (101,239)          (102,418)          (19,252,248)
                                                                 ------------------ ------------------  --------------------

EXTRAORDINARY ITEMS

      Lawsuit settlement                                                         -                  -               415,000
      Debt forgiveness                                                           -                  -               479,738
                                                                 ------------------ ------------------  --------------------

          Total Extraordinary Items                                              -                  -               894,738
                                                                 ------------------ ------------------  --------------------

NET LOSS                                                         $        (101,239) $        (102,418)  $       (18,357,510)
                                                                 ================== ==================  ====================

BASIC LOSS PER SHARE                                             $           (0.00) $           (0.00)
                                                                 ================== ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             161,170,387        157,772,054
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           From Inception
                                                                                                           on January 31,
                                                                       For the Three Months Ended           1986 Through
                                                                               March 31,                      March 31,
                                                                 --------------------------------------
                                                                       2004                 2003                2004
                                                                 ------------------   -----------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $        (101,239)   $       (102,418)  $       (18,357,510)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                                            962               1,187                47,747
      Stock issued for services                                                  -                   -             3,131,916
      Expense for extension of warrants below
       market value                                                              -                   -             1,866,857
      Bad debt expense                                                           -                   -                48,947
      Minority interest in loss                                                  -                   -               (26,091)
      Loss on disposal of assets                                                 -                   -               693,752
      Gain on settlement of debt                                                 -                   -              (188,510)
      Gain on lawsuit settlement                                                 -                   -              (415,000)
Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses
       and deposits                                                              -                   -               (48,947)
      Increase (decrease) in accounts payable                               10,795               7,723             1,086,981
      Increase (decrease) in accrued expenses                               86,921              77,232             1,834,714
                                                                 ------------------   -----------------  --------------------

          Net Cash Used by Operating Activities                             (2,561)            (16,276)          (10,325,144)
                                                                 ------------------   -----------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Organization costs                                                         -                   -                (8,904)
      Purchase of fixed assets                                                   -                   -               (39,090)
                                                                 ------------------   -----------------  --------------------

          Net Cash Used by Investing Activities                                  -                   -               (47,994)
                                                                 ------------------   -----------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Bank overdraft                                                             -                 261                     -
      Proceeds from lawsuit settlement                                           -                   -               415,000
      Principal payments on notes payable                                        -                   -              (192,774)
      Cash received from notes payable                                           -                   -             1,129,518
      Advances from shareholders                                             1,670                   -                21,990
      Payment on shareholder advances                                            -              (4,057)               (6,057)
      Capital contributions                                                      -                   -               421,847
      Stock issuance costs                                                       -                   -              (105,312)
      Increase in minority interest                                              -                   -                14,470
      Issuance of common stock for cash                                          -              20,000             8,674,522
                                                                 ------------------   -----------------  --------------------

          Net Cash Provided by Financing Activities                          1,670              16,204            10,373,204
                                                                 ------------------   -----------------  --------------------

NET INCREASE (DECREASE) IN CASH                                               (891)                (72)                   66

CASH AT BEGINNING OF PERIOD                                                    957                  72                     -
                                                                 ------------------   -----------------  --------------------

CASH AT END OF PERIOD                                            $              66    $              -   $                66
                                                                 ==================   =================  ====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                           From Inception
                                                                                                           on January 31,
                                                                       For the Three Months Ended           1986 Through
                                                                              March 31,                        March 31,
                                                                 --------------------------------------
                                                                       2004                 2003                2004
                                                                 ------------------   -----------------  --------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

          Interest                                               $               -    $              -   $            26,483
          Income taxes                                           $               -    $              -   $                 -

NON-CASH FINANCING ACTIVITIES

          Stock issued for services                              $               -    $              -   $         3,131,916
          Stock issued for conversion of debt                    $               -    $              -   $         4,139,230
          Stock issued for license agreement and patent          $               -    $              -   $           693,752





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 -        BASIS OF PRESENTATION

                The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

                The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -        LOSS PER SHARE

                Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2004 and 2003:

                                                                                                  For the
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                             2004          2003
                                                                                         --------------  --------------
                Net loss available to
                 common shareholders                                                     $   (101,239)   $    (102,418)
                                                                                         ==============  ==============

                Weighted average shares                                                   161,170,387      157,772,054
                 Effect of dilutive securities                                                     -                -
                                                                                                   -                -

                                                                                          161,170,387      157,772,054
                                                                                         ==============  ==============
                Basic loss per share (based
                 on weighted average
                 shares)                                                                 $      (0.00)   $       (0.00)
                                                                                         ==============  ==============

                Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 3 -        GOING CONCERN

                The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through March 31, 2004 which have resulted in an accumulated deficit of $18,357,510 at March 31, 2004. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,395,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern.

                Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the FDA and/or the EU for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital in the next month, it will most likely be forced to cease operations.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 -  GOING CONCERN (Continued)

                Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States. Accordingly, management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such trials in an effort to obtain EU approval, to market the product in Europe and to reopen the Company's FDA file. The Company estimates that 90% of its potential market is outside the United States.

                The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that if it is unable to raise additional capital in the near future, it may find it necessary to substantially reduce or cease operations.

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

NOTE 4 -        OUTSTANDING WARRANTS AND OPTIONS

                On February 23, 2004 and again on April 12, 2004, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At March 31, 2004, the following warrants were outstanding:
                                                       New Dates
           Warrants/Options      Exercise Price      of Expiration
          -----------------     -----------------   -----------------

              750,000           $         0.20      August 10, 2004

              250,000           $         0.20      August 10, 2004

              400,000           $         0.15      August 10, 2004

              166,666           $         0.15      August 10, 2004

              555,555           $         0.18      August 10, 2004

              250,000           $         0.55      August 10, 2004

            1,000,000           $         0.10      August 10, 2004

              250,000           $         0.10      August 10, 2004

              400,000           $         0.05      March 25, 2005

              100,000           $         0.05      April 9, 2005

              165,000           $         0.05      May 2, 2005

              200,000           $         0.05      November 9, 2005

            2,000,000           $         0.40      December 26, 2008

                The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at February 23, 2004 or April 12, 2004 under the Black-Scholes option pricing model for these warrant and option extensions.

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

                The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 6 -        SUBSEQUENT EVENT

     Subsequent to March 31, 2004, the Company issued the following shares of common stock:

     - 100,000 shares to the Company's Chief Financial Officer valued at $0.02 per share in lieu of accrued wages totaling $2,000.

     - 100,000 shares to the Company's Chief Operating Officer valued at $0.02 per share in lieu of accrued wages totaling $2,000.

     - 100,000 shares to the Company's outside legal counsel valued at $0.02 per share in lieu of outstanding debt totaling $2,000.

     Each share issuance was valued at the market value of the Company's common stock on the date of issuance.

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

           The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes, and cytomegalovirus, and to decontaminate blood and blood products. Results of Operations

           From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding within the next month or two, we will be forced to suspend or permanently cease operations.

Three Months Ended March 31, 2004 and 2003

           There were no sales during the quarters ended March 31, 2004 or 2003. We made no expenditures for research and development during the quarters ended March 31, 2004 and 2003. Since inception we have spent a total of $2,685,788 for research and development.

           General and administrative expenses in the quarter ended March 31, 2004, were $94,363 compared to $95,317 during the same period in 2003. These expenses include professional fees, payroll, insurance costs, and travel expenses.

           Interest expense accrued during the three months ended March 31, 2004 and 2003, was $5,914 and $5,914, respectively.

Liquidity and Capital Resources

           At March 31, 2004, we had a working capital deficiency of $2,395,214 and stockholders' deficit of $2,394,965. At December 31, 2003, we had a working capital deficiency of $2,294,937 and stockholders' deficit of $2,293,726.

           Net cash used in operating activities during the three months ended March 31, 2004, was $2,561. Cash of $1,670 was provided during the three months ended March 31, 2004 from shareholder advances. During the three months ended March 31, 2003, there was net cash used in operating activities of $16,276. Cash of $16,204 was provided in the first three months of 2003 primarily by the sale and issuance of common stock.

           The Company continues to require additional funding to enable it to operate and to fund research necessary to make the appropriate regulatory application and continue operations. We expect that these funds will be provided by the sale of our securities. Because we have no current significant operations, have an operating loss and are dependent on financing to continue operations, our financial statements contain a going concern qualification. If we are unable to raise additional capital in the next month or two, it will be necessary to cease operations.

Forward-Looking Statements and Risks Affecting the Company

           The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2003 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

     ; Rigorous government scrutiny and regulation of our products and planned products;

     ; Potential effects of adverse publicity regarding ozone and related technologies or industries;

     ; Failure to sustain or manage growth including the failure to continue to develop new products; and

     ;    The ability to obtain needed financing.

Item 3.    Controls and Procedures

           The Company's Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

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

                       MEDIZONE INTERNATIONAL, INC.
                       (Registrant)


                      /s/ Edwin G. Marshall
                      Edwin G. Marshall, Chairman and Chief Executive
                       Officer (Principal Executive Officer)


                       /s/ Steve M. Hanni
                       Steve M. Hanni, Chief Financial Officer
                       (Principal Accounting Officer)


June 22, 2004