Form 10QSB
period 2004-06-30
MEDIZONE INTERNATIONAL INC
filed 2004-08-23
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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



At August 15, 2004, there were 161,879,462 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                  June 30, 2004


                                                                            Page
                                                                          Number

Part I -- Financial Information


Item 1 -- Financial Statements


   Consolidated Balance Sheets:
   June 30, 2004 (Unaudited) and December 31, 2003............................1

   Consolidated Statements of Operations (Unaudited):
   For the Three Months and Six Months Ended June 30, 2004 and 2003...........2

   Consolidated Statements of Cash Flow (Unaudited)
   For the Six Months Ended June 30, 2004 and 2003............................3

   Notes to the Consolidated Financial Statements.............................5

Item 2--Management's Discussion and Analysis or Plan of Operation.............9

Item 3-- Controls and Procedures.............................................10


Part II -- Other Information

Item 1-- Legal Proceedings...................................................10

Item 2-- Change in Securities................................................10

Item 3-- Defaults by the Company on it's Senior Securities...................11

Item 4-- Submission of Matter to a Vote of Security Holders..................11

Item 5-- Other Information...................................................11

Item 6-- Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                        ASSETS
                                                                         June 30,          December 31,
                                                                           2004                   2003
                                                                    --------------------   --------------------
                                                                        (Unaudited)
CURRENT ASSETS

      Cash                                                          $                33    $               957
                                                                    --------------------   --------------------

          Total Current Assets                                                       33                    957
                                                                    --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                          -                  1,211
                                                                    --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                  -                      -
                                                                    --------------------   --------------------

          Total Other Assets                                                          -                      -
                                                                    --------------------   --------------------

          TOTAL ASSETS                                              $                33    $             2,168
                                                                    ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                              $           707,080    $           681,656
      Due to shareholders                                                         8,946                  8,976
      Accrued expenses                                                        1,494,789              1,324,771
      Notes payable                                                             280,491                280,491
                                                                    --------------------   --------------------

          Total Current Liabilities                                           2,491,306              2,295,894
                                                                    --------------------   --------------------

          Total Liabilities                                                   2,491,306              2,295,894
                                                                    --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 161,879,462 and 161,170,387 shares issued
       and outstanding, respectively                                            161,879                161,170
      Additional paid-in capital                                             15,814,847             15,801,375
      Deficit accumulated during the development stage                      (18,467,999)           (18,256,271)
                                                                    --------------------   --------------------

          Total Stockholders' Equity (Deficit)                               (2,491,273)            (2,293,726)
                                                                    --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                         $                33    $             2,168
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                               From Inception
                                                         For the                          For the              on January 31,
                                                   Three Months Ended                 Six Months Ended          1986 Through
                                                         June 30,                         June 30,                June 30,
                                             -------------------------------  --------------------------------
                                                  2004            2003             2004             2003            2004
                                             ---------------- --------------  ---------------- --------------- ----------------
REVENUES                                     $             -  $           -   $             -  $            -  $       133,349
                                             ---------------- --------------  ---------------- --------------- ----------------

EXPENSES

     Cost of sales                                         -              -                 -               -          103,790
     Research and development                              -              -                 -               -        2,685,788
     General and administrative                      103,828        140,032           198,191         235,349       14,046,788
     Expense on extension of warrants                      -              -                 -               -        1,866,857
     Bad debt expense                                      -              -                 -               -           48,947
     Depreciation and amortization                       249          1,152             1,211           2,339           47,996
                                             ---------------- --------------  ---------------- --------------- ----------------

        Total Expenses                               104,077        141,184           199,402         237,688       18,800,166
                                             ---------------- --------------  ---------------- --------------- ----------------

        Loss from Operations                        (104,077)      (141,184)         (199,402)       (237,688)     (18,666,817)
                                             ---------------- --------------  ---------------- --------------- ----------------

OTHER INCOME (EXPENSES)

     Minority interest in loss                             -              -                 -               -           26,091
     Other income                                          -              -                 -               -           19,780
     Gain on sale of subsidiary                            -              -                 -               -          208,417
     Interest expense                                 (6,412)        (5,914)          (12,326)        (11,828)        (950,208)
                                             ---------------- --------------  ---------------- --------------- ----------------

        Total Other Income (Expenses)                 (6,412)        (5,914)          (12,326)        (11,828)        (695,920)
                                             ---------------- --------------  ---------------- --------------- ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                     (110,489)      (147,098)         (211,728)       (249,516)     (19,362,737)
                                             ---------------- --------------  ---------------- --------------- ----------------

EXTRAORDINARY ITEMS

     Lawsuit settlement                                    -              -                 -               -          415,000
     Debt forgiveness                                      -              -                 -               -          479,738
                                             ---------------- --------------  ---------------- --------------- ----------------

        Total Extraordinary Items                          -              -                 -               -          894,738
                                             ---------------- --------------  ---------------- --------------- ----------------

NET LOSS                                     $      (110,489) $    (147,098)  $      (211,728) $     (249,516) $   (18,467,999)
                                             ================ ==============  ================ =============== ================

BASIC LOSS PER SHARE                         $         (0.00) $       (0.00)  $         (0.00) $        (0.00)
                                             ================ ==============  ================ ===============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       161,471,285   158,890,387        161,320,836    158,560,497
                                             ================ ==============  ================ ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                From Inception
                                                                                                                on January 31,
                                                                            For the Six Months Ended             1986 Through
                                                                                  June 30,                         June 30,
                                                                    ----------------------------------------
                                                                            2004                 2003                2004
                                                                    ---------------------   ---------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $           (211,728)   $      (249,516) $        (18,467,999)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                                 1,211              2,339                47,996
     Stock issued for services                                                         -              5,000             3,131,916
     Expense for extension of warrants below
      market value                                                                     -                  -             1,866,857
     Bad debt expense                                                                  -                  -                48,947
     Minority interest in loss                                                         -                  -               (26,091)
     Loss on disposal of assets                                                        -                  -               693,752
     Gain on settlement of debt                                                        -                  -              (188,510)
     Gain on lawsuit settlement                                                        -                  -              (415,000)
Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                                     -                  -               (48,947)
     Increase (decrease) in accounts payable                                      27,424             61,087             1,103,610
     Increase (decrease) in accrued expenses                                     174,018            152,819             1,921,811
                                                                    ---------------------   ---------------- ---------------------

         Net Cash Used by Operating Activities                                    (9,075)           (28,271)          (10,331,658)
                                                                    ---------------------   ---------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                                -                  -                (8,904)
     Purchase of fixed assets                                                          -                  -               (39,090)
                                                                    ---------------------   ---------------- ---------------------

         Net Cash Used by Investing Activities                                         -                  -               (47,994)
                                                                    ---------------------   ---------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                                    -                  6                     -
     Proceeds from lawsuit settlement                                                  -                  -               415,000
     Principal payments on notes payable                                               -                  -              (192,774)
     Cash received from notes payable                                                  -                  -             1,129,518
     Advances from shareholders                                                    8,151                  -                28,471
     Payment on shareholder advances                                                   -             (5,057)               (6,057)
     Capital contributions                                                             -                  -               421,847
     Stock issuance costs                                                              -                  -              (105,312)
     Increase in minority interest                                                     -                  -                14,470
     Issuance of common stock for cash                                                 -             33,250             8,674,522
                                                                    ---------------------   ---------------- ---------------------

         Net Cash Provided by Financing Activities                                 8,151             28,199            10,379,685
                                                                    ---------------------   ---------------- ---------------------

NET INCREASE (DECREASE) IN CASH                                                     (924)               (72)                   33

CASH AT BEGINNING OF PERIOD                                                          957                 72                     -
                                                                    ---------------------   ---------------- ---------------------

CASH AT END OF PERIOD                                               $                 33    $             -  $                 33
                                                                    =====================   ================ =====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                From Inception
                                                                                                                on January 31,
                                                                            For the Six Months Ended             1986 Through
                                                                                    June 30,                        June 30,
                                                                    ----------------------------------------
                                                                            2004                 2003                2004
                                                                    ---------------------   ---------------- ---------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                                   $                  -    $             -  $             26,483
         Income taxes                                               $                  -    $             -  $                  -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                                  $                  -    $         5,000  $          3,131,916
         Stock issued for conversion of debt                        $             14,181    $        23,000  $          4,153,411
         Stock issued for license agreement and patent              $                  -    $             -  $            693,752



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2004, and December 31, 2003

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

              The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -      LOSS PER SHARE

              Following is information relative to the computation of basic and diluted loss per share for the three months and six months ended June 30, 2004 and 2003:

                                                                                               For the
                                                                                        Three Months Ended
                                                                                             June 30,
                                                                            --------------------------------------
                                                                                    2004                2003
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $         (110,489) $         (147,098)
                                                                            ==================  ==================

              Weighted average shares                                              161,471,285         158,890,387
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                   161,471,285         157,890,387
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.00) $            (0.00)
                                                                            ==================  ==================

                                                                                               For the
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                            --------------------------------------
                                                                                    2004                2003
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $         (211,728) $         (249,516)
                                                                            ==================  ==================

              Weighted average shares                                              161,320,836         158,560,497
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                   161,320,836         158,560,497
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.00) $            (0.00)
                                                                            ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2004, and December 31, 2003


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through June 30, 2004, which have resulted in an accumulated deficit of $18,467,999 at June 30, 2004. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,491,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

              Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing its drug or the Medizone Technology in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that the drug and the Medizone Technology have been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless the application contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2004, and December 31, 2003

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

NOTE 4 -      OUTSTANDING WARRANTS AND OPTIONS

              On February 23, 2004, and again on April 12, 2004 and August 10, 2004, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At June 30, 2004, the following warrants were outstanding:

                                                                                              New Dates
               Warrants/Options                       Exercise Price                          of Expiration
              ----------------------               ---------------------                  ------------------------
                             750,000               $       0.20                           November 10, 2004
                             250,000               $       0.20                           November 10, 2004
                             400,000               $       0.15                           November 10, 2004
                             166,666               $       0.15                           November 10, 2004
                             555,555               $       0.18                           November 10, 2004
                             250,000               $       0.55                           November 10, 2004
                           1,000,000               $       0.10                           November 10, 2004
                             250,000               $       0.10                           November 10, 2004
                             400,000               $       0.05                           March 25, 2005
                             100,000               $       0.05                           April 9, 2005
                             165,000               $       0.05                           May 2, 2005
                             200,000               $       0.05                           November 9, 2005
                           2,000,000               $       0.40                           December 26, 2008
                             409,075               $       0.02                           June 21, 2006

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, no additional expense was recorded at February 23, 2004, April 12, 2004, or August 10, 2004, under the Black-Scholes option pricing model for these warrant and option extensions.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2004, and December 31, 2003

NOTE 6 -      STOCK ISSUANCES

              During the three months ended June 30, 2004, the Company issued the following shares of common stock:

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

              - 409,075 shares to a director of the Company valued at $0.02 per share in repayment of advances previously made to the Company totaling $8,181. The director also was granted 409,075 warrants to purchase additional shares of common stock at $0.02 per share through June 21, 2006.

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


Results of Operations


         From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding within the next month or two, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.


Three Months Ended June 30, 2004 and 2003


         There were no sales during the quarters ended June 30, 2004 or 2003. We made no expenditures for research and development during the quarters ended June 30, 2004 and 2003. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended June 30, 2004, were $103,828 compared to $140,032 during the same period in 2003. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the three months ended June 30, 2004 and 2003, was $6,412 and $5,914, respectively.


Six Months Ended June 30, 2004 and 2003


         There were no sales during the six months ended June 30, 2004 or 2003. We made no expenditures for research and development during the six months ended June 30, 2004 and 2003. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses during the six months ended June 30, 2004, were $198,191 compared to $235,349 during the same period in 2003. The reduction in these expenses reflects the limited business conducted by the Company during the period as efforts to obtain financing continued. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the six months ended June 30, 2004 and 2003, was $12,326 and $11,828, respectively.


Liquidity and Capital Resources


         At June 30, 2004, we had a working capital deficiency of $2,491,273 and stockholders' deficit of $2,491,273. At December 31, 2003, we had a working capital deficiency of $2,294,937 and stockholders' deficit of $2,293,726.


         Net cash used in operating activities during the six months ended June 30, 2004, was $9,075. Cash of $8,151 was provided during the six months ended June 30, 2004 from shareholder/director advances. During the six months ended June 30, 2003, there was net cash used in operating activities of $28,271. Cash of $28,199 was provided in the first six months of 2003 primarily by the sale and issuance of common stock.

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


Item 3.    Controls and Procedures

         Our principal executive and principal financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

                          Part II -- Other Information
Item 1.     Legal Proceedings

The Company is not subject currently, to any pending legal proceedings.

Item 2.    Changes in Securities

              During the three months ended June 30, 2004, the Company issued the following shares of common stock:

     - 100,000 shares to the Company's Chief Financial Officer valued at $0.02 per share in lieu of accrued wages totaling $2,000.

     - 100,000 shares to the Company's Chief Operating Officer valued at $0.02 per share in lieu of accrued wages totaling $2,000.

     - 100,000 shares to the Company's outside legal counsel valued at $0.02 per share in lieu of outstanding debt totaling $2,000.

     - 409,075 shares to a director of the Company valued at $0.02 per share in repayment of advances previously made to the Company totaling $8,181. The director also was granted 409,075 warrants to purchase additional shares of common stock at $0.02 per share through June 21, 2006.

In each of these transactions, the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities. The offer and sale of securities in the Company's private placement of its common stock were made in reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 3.     Defaults by the Company on its Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None

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

(b) The following reports on Form 8-K were filed in the quarter ended June 30, 2004:

  None

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


August 23, 2004