Form 10QSB
period 2004-09-30
MEDIZONE INTERNATIONAL INC
filed 2004-11-19
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 15, 2004, there were 162,004,462 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                               September 30, 2004


                                                                         Page
                                                                        Number

Part I -- Financial Information


Item 1 -- Financial Statements


Consolidated Balance Sheets:
September 30, 2004 (Unaudited) and December 31, 2003.........................1

Consolidated Statements of Operations (Unaudited):
For the Three Months and Nine Months Ended September 30, 2004 and 2003.......2

Consolidated Statements of Cash Flow (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003........................3

Notes to the Consolidated Financial Statements...............................5

Item 2 --Management's Discussion and Analysis or Plan of Operation...........9

Item 3 -- Controls and Procedures...........................................10


Part II -- Other Information

Item 1 -- Legal Proceedings.................................................10

Item 2 -- Changes in Securities.............................................10

Item 3 -- Defaults by the Company on its Senior Securities..................11

Item 4 -- Submission of Matter to a Vote of Security Holders................11

Item 5 -- Other Information.................................................11

Item 6 -- Exhibits..........................................................11

Signatures..................................................................12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                     September 30,       December 31,
                                                                                         2004                   2003
                                                                                  --------------------   --------------------
                                                                                      (Unaudited)
CURRENT ASSETS

      Cash                                                                        $                59    $               957
                                                                                  --------------------   --------------------

          Total Current Assets                                                                     59                    957
                                                                                  --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                                        -                  1,211
                                                                                  --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                                -                      -
                                                                                  --------------------   --------------------

          Total Other Assets                                                                        -                      -
                                                                                  --------------------   --------------------

          TOTAL ASSETS                                                            $                59    $             2,168
                                                                                  ====================   ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                            $           716,102    $           681,656
      Due to shareholders                                                                       8,946                  8,976
      Accrued expenses                                                                      1,556,205              1,324,771
      Notes payable                                                                           280,491                280,491
                                                                                  --------------------   --------------------

          Total Current Liabilities                                                         2,561,744              2,295,894
                                                                                  --------------------   --------------------

          Total Liabilities                                                                 2,561,744              2,295,894
                                                                                  --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 162,004,462 and 161,170,387 shares issued
       and outstanding, respectively                                                          162,004                161,170
      Additional paid-in capital                                                           15,817,222             15,801,375
      Deficit accumulated during the development stage                                    (18,540,911)           (18,256,271)
                                                                                  --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                             (2,561,685)            (2,293,726)
                                                                                  --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                       $                59    $             2,168
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                From Inception
                                                         For the                           For the              on January 31,
                                                   Three Months Ended                 Nine Months Ended          1986 Through
                                                      September 30,                     September 30,            September 30,
                                             -------------------------------  ---------------------------------
                                                  2004            2003              2004             2003            2004
                                             ---------------- --------------  ----------------- --------------- ----------------
REVENUES                                     $             -  $           -   $              -  $            -  $       133,349
                                             ---------------- --------------  ----------------- --------------- ----------------

EXPENSES

     Cost of sales                                         -              -                  -               -          103,790
     Research and development                              -              -                  -               -        2,685,788
     General and administrative                       65,903        118,751            264,094         354,100       14,112,691
     Expense on extension of warrants                      -              -                  -               -        1,866,857
     Bad debt expense                                      -              -                  -               -           48,947
     Depreciation and amortization                         -            962              1,211           3,301           47,996
                                             ---------------- --------------  ----------------- --------------- ----------------

        Total Expenses                                65,903        119,713            265,305         357,401       18,866,069
                                             ---------------- --------------  ----------------- --------------- ----------------

        Loss from Operations                         (65,903)      (119,713)          (265,305)       (357,401)     (18,732,720)
                                             ---------------- --------------  ----------------- --------------- ----------------

OTHER INCOME (EXPENSES)

     Minority interest in loss                             -              -                  -               -           26,091
     Other income                                          -              -                  -               -           19,780
     Gain on sale of subsidiary                            -              -                  -               -          208,417
     Interest expense                                 (7,009)        (7,647)           (19,335)        (19,475)        (957,217)
                                             ---------------- --------------  ----------------- --------------- ----------------

        Total Other Income (Expenses)                 (7,009)        (7,647)           (19,335)        (19,475)        (702,929)
                                             ---------------- --------------  ----------------- --------------- ----------------

LOSS BEFORE EXTRAORDINARY ITEMS                      (72,912)      (127,360)          (284,640)       (376,876)     (19,435,649)
                                             ---------------- --------------  ----------------- --------------- ----------------

EXTRAORDINARY ITEMS

     Lawsuit settlement                                    -              -                  -               -          415,000
     Debt forgiveness                                      -              -                  -               -          479,738
                                             ---------------- --------------  ----------------- --------------- ----------------

        Total Extraordinary Items                          -              -                  -               -          894,738
                                             ---------------- --------------  ----------------- --------------- ----------------

NET LOSS                                     $       (72,912) $    (127,360)  $       (284,640) $     (376,876) $   (18,540,911)
                                             ================ ==============  ================= =============== ================

BASIC LOSS PER SHARE                         $         (0.00) $       (0.00)  $          (0.00) $        (0.00)
                                             ================ ==============  ================= ===============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       161,931,092   158,970,387         161,525,739    158,698,629
                                             ================ ==============  ================= ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           From Inception
                                                                                                           on January 31,
                                                                       For the Nine Months Ended            1986 Through
                                                                    September 30,                           September 30,
                                                                ---------------------------------------
                                                                        2004                2003                2004
                                                                ---------------------  ----------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $           (284,640)  $      (376,876)  $       (18,540,911)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                             1,211             3,301                47,996
     Stock issued for services                                                     -             5,000             3,131,916
     Expense for extension of warrants below
      market value                                                                 -                 -             1,866,857
     Bad debt expense                                                              -                 -                48,947
     Minority interest in loss                                                     -                 -               (26,091)
     Loss on disposal of assets                                                    -                 -               693,752
     Gain on settlement of debt                                                    -                 -              (188,510)
     Gain on lawsuit settlement                                                    -                 -              (415,000)
Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                                 -                 -               (48,947)
     Increase in accounts payable                                             36,446            77,649             1,112,632
     Increase in accrued expenses                                            235,434           261,538             1,983,227
                                                                ---------------------  ----------------  --------------------

         Net Cash Used by Operating Activities                               (11,549)          (29,388)          (10,334,132)
                                                                ---------------------  ----------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                            -                 -                (8,904)
     Purchase of fixed assets                                                      -                 -               (39,090)
                                                                ---------------------  ----------------  --------------------

         Net Cash Used by Investing Activities                                     -                 -               (47,994)
                                                                ---------------------  ----------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from lawsuit settlement                                              -                 -               415,000
     Principal payments on notes payable                                           -                 -              (192,774)
     Cash received from notes payable                                              -                 -             1,129,518
     Advances from shareholders                                                8,151             1,200                28,471
     Payment on shareholder advances                                               -            (5,057)               (6,057)
     Capital contributions                                                         -                 -               421,847
     Stock issuance costs                                                          -                 -              (105,312)
     Increase in minority interest                                                 -                 -                14,470
     Issuance of common stock for cash                                         2,500            33,250             8,677,022
                                                                ---------------------  ----------------  --------------------

         Net Cash Provided by Financing Activities                            10,651            29,393            10,382,185
                                                                ---------------------  ----------------  --------------------

NET INCREASE (DECREASE) IN CASH                                                 (898)                5                    59

CASH AT BEGINNING OF PERIOD                                                      957                72                     -
                                                                ---------------------  ----------------  --------------------

CASH AT END OF PERIOD                                           $                 59   $            77   $                59
                                                                =====================  ================  ====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From Inception
                                                                                                           on January 31,
                                                                       For the Nine Months Ended            1986 Through
                                                                              September 30,                 September 30,
                                                                ---------------------------------------
                                                                        2004                2003                2004
                                                                ---------------------  ----------------  --------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                               $                  -   $             -   $            26,483
         Income taxes                                           $                  -   $             -   $                 -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                              $                  -   $         5,000   $         3,131,916
         Stock issued for conversion of debt                    $             14,181   $        23,000   $         4,153,411
         Stock issued for license agreement and patent          $                  -   $             -   $           693,752



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004, and December 31, 2003

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

              The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -      LOSS PER SHARE

              Following is information relative to the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2004 and 2003:

                                                                                               For the
                                                                                   Three Months Ended
                                                                                          September  30,
                                                                                    2004                2003
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $       (72,912)    $         (127,360)
                                                                            ================    ==================

              Weighted average shares                                              161,931,092         158,970,387
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                   161,931,092         157,970,387
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.00) $            (0.00)
                                                                            ==================  ==================

                                                                                               For the
                                                                                     Nine Months Ended
                                                                                           September 30,
                                                                                    2004                2003
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $      (284,640)  $           (376,876)
                                                                            ================  ====================

              Weighted average shares                                              161,525,739         158,698,629
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                   161,525,739         158,698,629
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.00) $            (0.00)
                                                                            ==================  ==================

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004, and December 31, 2003


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through September 30, 2004, which have resulted in an accumulated deficit of $18,540,911 at September 30, 2004. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,562,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern.

              Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

              Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing its drug or the Company's proprietary technology (the "Medizone Technology") in the United States until after FDA approval has been granted. In order to obtain FDA approval, the Company will be required to submit a New Drug Application ("NDA") for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that the drug and the Medizone Technology have been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects. The FDA will not grant an NDA unless the application contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004, and December 31, 2003

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

              The management of the Company intends to seek additional funding which will be utilized to fund additional research and continue operations. The Company recognizes that if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

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

NOTE 4 -      OUTSTANDING WARRANTS AND OPTIONS

              On February 23, 2004, and again on April 12, 2004, August 10, 2004 and October 9, 2004, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At September 30, 2004, the following warrants were outstanding:

                                                                                              New Dates
               Warrants/Options                       Exercise Price                          of Expiration
              ----------------------               ---------------------                  ------------------------
                             750,000               $       0.20                           December 10, 2004
                             250,000               $       0.20                           December 10, 2004
                             400,000               $       0.15                           December 10, 2004
                             166,666               $       0.15                           December 10, 2004
                             555,555               $       0.18                           December 10, 2004
                             250,000               $       0.55                           December 10, 2004
                           1,000,000               $       0.10                           December 10, 2004
                             250,000               $       0.10                           December 10, 2004
                             400,000               $       0.05                           March 25, 2005
                             100,000               $       0.05                           April 9, 2005
                             165,000               $       0.05                           May 2, 2005
                             200,000               $       0.05                           November 9, 2005
                           2,000,000               $       0.40                           December 26, 2008
                             409,075               $       0.02                           June 21, 2006
                             125,000               $       0.02                           August 23, 2006

              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, no additional expense was recorded at February 23, 2004, April 12, 2004, August 10, 2004, or October 9, 2004, under the Black-Scholes option pricing model for these warrant and option extensions.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004, and December 31, 2003

NOTE 6 -      STOCK ISSUANCES

              During the nine months ended September 30, 2004, the Company issued the following shares of common stock:

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

              - 125,000 shares to a director of the Company for cash proceeds of $2,500 or $0.02 per share. The director also was granted 125,000 warrants to purchase additional shares of common stock at $0.02 per share through August 23, 2006.

              Each share issuance was valued at the market value of the Company's common stock on the date of issuance.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis of financial condition or plan of operation should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.


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


Results of Operations


         From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.


Three Months Ended September 30, 2004 and 2003


         There were no sales during the quarters ended September 30, 2004 or 2003. We made no expenditures for research and development during the quarters ended September 30, 2004 and 2003. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended September 30, 2004, were $65,903 compared to $118,751 during the same period in 2003. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the three months ended September 30, 2004 and 2003, was $7,009 and $7,647, respectively.


Nine Months Ended September 30, 2004 and 2003


         There were no sales during the nine months ended September 30, 2004 or 2003. We made no expenditures for research and development during the nine months ended September 30, 2004 and 2003. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses during the nine months ended September 30, 2004, were $264,094 compared to $354,100 during the same period in 2003. The reduction in these expenses reflects the limited business conducted by the Company during the period as efforts to obtain financing continued. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the nine months ended September 30, 2004 and 2003, was $19,335 and $19,475, respectively.


Liquidity and Capital Resources


         At September 30, 2004, we had a working capital deficiency of $2,561,685 and stockholders' deficit of $2,561,685. At December 31, 2003, we had a working capital deficiency of $2,294,937 and stockholders' deficit of $2,293,726.


         Net cash used in operating activities during the nine months ended September 30, 2004, was $11,549. Cash of $10,651 was provided during the nine months ended September 30, 2004 from shareholder/director advances and through the sale of common stock. During the nine months ended September 30, 2003, there was net cash used in operating activities of $29,388. Cash of $29,393 was provided in the first nine months of 2003 primarily by the sale and issuance of common stock.


         The Company continues to require additional funding to enable it to operate and to fund research necessary to make appropriate regulatory applications and continue operations. We expect that these funds will be provided by the sale of our securities. Because we have no current significant operations, have an operating loss, and are dependent on financing to continue operations, our financial statements contain a going concern qualification. If we are unable to raise additional capital, it will be necessary to cease operations.


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

                          Part II -- Other Information
Item 1.     Legal Proceedings

         Refer to the summaries of certain pending litigation against the Company contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. There were no material developments during the quarter ended September 30, 2004 relative to these pending matters.

Item 2.    Changes in Securities

              During the three months ended September 30, 2004, the Company issued the following securities:

              - 125,000 shares of common stock to a director of the Company for cash proceeds of $2,500, or $0.02 per share. The director also was granted 125,000 warrants to purchase additional shares of common stock at $0.02 per share through August 23, 2006.

              In the above transaction, the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities. The offer and sale of securities in the Company's private placement of its common stock were made in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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


November 18, 2004