Form 10KSB
period 2004-12-31
MEDIZONE INTERNATIONAL INC
filed 2005-05-18
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2004

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of voting common stock held by non-affiliates of the issuer was $1,350,137 on April 30, 2005 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On April 30, 2005, the registrant had 161,170,387 shares of common stock, par value $.001 per share, issued and outstanding.

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

PART II

Item 5            Market for Common Equity, and Related Stockholder Matters..........................15
Item 6.           Management's Discussion and Analysis or Plan of Operation and Small Business Issuer
                  Purchases of Equity Securities ....................................................17
Item 7.           Financial Statements..............................................................F-1
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure...........................................................18
Item 8A.          Controls and Procedures............................................................18
Item 8B.          Other Information..................................................................18


PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act..................................................19
Item 10.          Executive Compensation.............................................................20
Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters................................................................20
Item 12.          Certain Relationships and Related Transactions.....................................21
Item 13.          Exhibits...........................................................................22
Item 14.          Principal Accountant Fees and Services.............................................23
Signatures        ...................................................................................24



Unless the context otherwise requires, all references in this report to "we," "us," "our," "Medizone" or the "Company" include Medizone International, Inc., a Nevada corporation, and its subsidiaries.

                                     PART I


Item 1.      Description of Business


FORWARD LOOKING STATEMENTS


         When used in this Annual Report and the documents incorporated herein by reference, the terms "anticipates," "believes," "expects," and similar expressions are intended to identify in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The company also undertakes no obligation to update those forward-looking statements.


General


         Medizone International, Inc., a Nevada corporation ("Medizone") organized in 1986, is a development stage company. To date, our business activity has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE(R) (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the "Medizone Technology").


         The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus, and to decontaminate blood and blood products.


Patents


         We own two patents:

     o United States equipment patent (U.S. Patent No. 5,052,382) entitled "Apparatus for the Controlled Generation and Administration of Ozone" ("Patent No. 1"); and

     o United States patent (U.S. Patent No. 6073627) entitled "External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions." This patent also describes equipment evolutions and treatment envelope design for external medical applications ("Patent No. 2").


         Patent No. 1, which covers an apparatus for the controlled generation, monitoring and dosage of the Drug, was developed by our consultant engineer and issued and assigned to the Company in 1991. It was developed to provide the physical means to deploy our previously patented process for ozone decontamination of blood and blood products through the treatment of blood and blood components. We hold several foreign patents based on this patent in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan. These foreign patents began to be issued in 1990 and will expire in most cases 17 years after their respective dates of issuance.


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


         We also own a process patent (U.S. Patent No. 4,632,980) entitled "Ozone Decontamination of Blood and Blood Products," covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components. That patent expired in February 2003. Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patents 1 and 2 described above. We do not believe the expiration of this earlier patent will prevent us from proceeding with our business plan as outlined in this report if and when adequate financial backing has been received by the Company. We continue to hold several foreign rights based on this earlier patent in Canada, the United Kingdom, Austria, France, Italy, Belgium, Germany, Sweden, Switzerland, Luxembourg, Australia, Malaysia, Singapore, Hong Kong and Japan.


         The Company's lack of financial resources has prevented it from making all payments required to maintain patent filings in some jurisdictions and certain of the filings have lapsed. While some of the lapsed annuities might be redeemed pursuant to local rules and regulations, there is no assurance that the Company will be successful in obtaining the financial resources required within the period that these payments may be made or that redemption payments will be permitted in all jurisdictions. Should the Company acquire the funding necessary to move forward with its science program, a full review of the patent situation shall be completed and new patents are anticipated which are expected to mitigate the loss of expired patents. Without funding, the Company's patents will all expire.


Research and Development


         We do not own laboratories or other clinical research or testing facilities. All research and development activities to date have been conducted under contract by outside laboratories and clinicians. The Company is not currently engaged in any research and development activity due to the lack of financial resources.


Government Regulation


         The manufacturing and marketing of the Drug and related drug delivery technology, as well as our related research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. We believe that complying with these regulations will involve a considerable amount of time, expense and uncertainty.


         In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drug and medical devices. Drug development and approval within this regulatory framework is difficult to predict and will take a number of years and involve the expenditure of substantial resources.


         The steps required before a pharmaceutical agent may be marketed in the United States include:

     o Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

     o The submission to the Food and Drug Administration (the "FDA") of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence;

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


Clinical Trials


         Clinical trials involve the administration of the new product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices standard under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.


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


         Additionally, in the event of non-compliance, the FDA may issue warning letters and seek criminal and civil penalties, enjoin manufacture, seize product or revoke approval.


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


Medizone's Pre-clinical Studies


         Between 1988 and 2000, we sponsored and were the primary beneficiary of research to:

     o Determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases, and

     o Establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature, can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

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


Effect of Governmental Regulation on Medizone


         The Drug, the Medizone Technology and related products are regulated by the FDA under the FDC Act and related regulations. The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of "new drug" products and "investigational devices" under the FDC Act and regulations.


         Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, we are precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. To obtain FDA approval, we will be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre-clinical studies followed by well-controlled clinical studies using human volunteer subjects. The FDA will not grant a New Drug Application unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.


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


         We previously entered into a research agreement with a foreign national research center to proceed with a Phase I/II human Hepatitis C trial. The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the Hepatitis C virus. The trial will be blind, and the country of origin and laboratories in Canada will share the data produced. This proposed trial is considered a major step toward our goal to conduct similar tests in Canada and eventually with the FDA. The proposal anticipates substantial collaborative efforts by the parties to share information with appropriate regulatory bodies in both countries. While we continued development work to proceed with this trail through 2001, no substantive progress has been made since 2001, and additional funding will be required to start the trial and see it through to completion.


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


 Instrument Development


         In 1998, we entered into an agreement with Biozone Corporation ("Biozone") under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment and we were granted exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label. We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants. The Biozone agreement had a seven year term and will lapse this year if not renewed.


         If the Company obtains adequate funding, future plans may include construction of a manufacturing and shipping center in Reno, Nevada. We selected Nevada as a location for this future facility due to the availability of human resources, land, general demographics, location and favorable tax laws. As an interim step in preparation for a transition from a research and development stage company to a company that anticipates future worldwide sales, we anticipate that we would need to construct or acquire a smaller development facility on the outskirts of the San Francisco Bay Area. This facility would provide a location in which to finalize product development and production line design prior to making the larger commitment to build a full scale manufacturing plant. These plans are on hold pending the receipt of funding, of which there is no assurance given.


International Activities


Medizone Canada Limited


         To maximize research opportunities and the potential market for our products, we intend to establish subsidiary or affiliated corporations in other countries. The organization of these subsidiaries may initially result in significant expense; thereafter, it is intended that the subsidiaries would be responsible for organizing research programs and generating possible sources of financing, from which we would benefit directly or indirectly. It is anticipated that we would also enter into license agreements with all subsidiary companies for use of the Medizone Technology and patents.


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


         Medizone also intends to form a not-for-profit foundation. The future business of the non-profit entity will be to assist in research and aid economically underdeveloped third world countries in the acquisition of Medizone equipment, training of doctors, and funding of programs for the treatment of Hepatitis and AIDS, at discounted prices in those countries. We believe that if our research continues to prove successful, the future participation of the World Health Organization and the World Bank might be available to help bring our science to developing regions of the world through matching funds and grant programs. The majority of our expected future customer base is located in the developing regions of the world.


         The objectives of the non-profit entity primarily would be to provide access to a highly qualified scientific advisory board and to permit more cost-effective access of treatments and assistance to third world and developing nations. The Company believes that the non-profit entity should have better access to medical researchers, infectious disease experts, virologists and scholars, including those associated with universities and research facilities. In addition, the not-for-profit nature of the entity should allow the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company's technology to as many in need as possible. The Company would eventually direct a portion of its profits to the non-profit foundation to fund its operations and its research.


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


         Under these agreements, we purchased 100% of MNZ from Mr. Solomon and sold 50% of MNZ to Solwin for $150,000. We also loaned $50,000 to MNZ on a demand basis, which was repaid on October 2, 1995. On October 26, 1995, we loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report. We also entered into a Licensing Agreement (the "Licensing Agreement") and a Managing Agent Agreement (the "Managing Agent Agreement") with MNZ.


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


Employees


         As of December 31, 2004, we had one full time employee and four part time employees acting in outside service capacities, including our CFO. If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.


Status of Research Activity


         We entered into a research agreement in 2001 with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, we would enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product. That trial progressed satisfactorily through the first stages, but was interrupted while product development of the gas-serum interface system was finalized. The new interface development is complete and we expect that the veterinarian research program will begin again as soon as funding has been obtained, of which there is no assurance given. The next Hepatitis C trial is also scheduled to start as soon as we complete our preparations and obtain funding. The lack of funding, however, has placed these projects on hold, and there is no assurance that we will be able to complete them as originally planned even if funding becomes available.

Risk Factors


         Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:


         Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since inception, which have resulted in an accumulated deficit of $18,627,666 at December 31, 2004. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


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


         We do not have sufficient financing to meet our operating expenses. If we are unable to obtain financing, we may be required to take out bankruptcy or liquidate the company. We have financed operations at a minimal level during the past five years by the sale of common stock in small private placements to accredited investors. Committed funding sources have thus far been unable to perform as promised. We have pursued and continue to pursue funding opportunities; however no significant financing transactions have been completed as of the date of this Report.


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

         Our business is subject to substantial government regulation which causes us to incur significant expense and which results in substantial delay in the approval of our products for marketing in the United States and in other jurisdictions. If we do not receive the required approvals, we will be required to scale back or limit or even to cease operations. The research, development, manufacture and marketing of our products, which constitute medical devices or products, are extensively regulated by a number of governmental agencies, including the FDA. The FDA requires governmental clearance of all medical devices and drugs before they can be marketed in the United States. Similar approvals are required from other regulatory bodies in most other countries. The regulatory processes established by government agencies are lengthy, expensive, and uncertain and may require extensive and expensive clinical trials. There can be no assurance that any future products we develop that are subject to the FDA's authority will prove to be safe and effective and meet all of the applicable regulatory requirements necessary to be marketed. The results of testing activities could be susceptible to varied interpretations, which could delay, limit or prevent required regulatory approvals. In addition, we may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. We might encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facility are subject to on-going regulation and inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in limitation, suspension or revocation of regulatory approvals granted to us. Any such events, were they to occur, would likely have a material adverse effect on our business, financial condition and results of operations.


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


         Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents. Our success will depend, in large part, on our ability to obtain and enforce patents, maintain our trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Our license rights depend in part upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect our business. We intend to file additional patent applications (both United States and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.


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


         We face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the pharmaceutical and related industries. We may not be successful in our efforts to compete with these companies. There can be no assurance that our technology will have advantages over those of competitors which will be significant enough to cause users to adopt its use. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.


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

         Our business activities may involve the use and storage of hazardous substances that are subject to government restrictions and regulation, increasing our potential liability to third parties and the cost of doing business in order to comply with applicable regulations. Our research and development activities, and the application of our technology, may involve the controlled use of materials, substances or electro-magnetic radiation that may, if used or employed improperly, prove hazardous. We believe, however, that our technology employs such potentially hazardous or toxic materials and substances in a manner that minimizes their adverse effects. Further, where such hazards are employed, we intend to utilize appropriate detection equipment and take appropriate countermeasures in design or in the test lab environment.


         We have only a limited staff, and if we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff. There is no assurance that we will succeed in attracting the personnel needed to meet our needs. As of the date of this Report, our financial limitations have restricted our staff to one administrative officer. If funding can be obtained, we will require assistance of qualified expert scientific and sales staff. We anticipate that at a minimum we will rely upon consultants and advisors to assist in formulating our research and development strategies and operations. Retaining and attracting qualified personnel, consultants and advisors will be critical to our success. In order to pursue product development and marketing plans, we will need additional qualified scientific personnel, as well as personnel with expertise in clinical testing, governmental regulation, manufacturing and marketing. Expansion of product development and marketing are also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous medical and clinical companies, universities and other research institutions. Even if financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.


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

         This Repot may contain forward-looking statements, and actual performance results may not match theses statements. Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our lack of revenue and our substantial net losses and accumulated deficit, as well as the continuing uncertainty of profitability, our ability to develop and introduce new products, our lack of sales, marketing and distribution experience and anticipated dependence on third parties for such matters, the risks associated with obtaining governmental approval of our products, the highly competitive industry in which we intend to operate and the rapid pace of technological change within those industries, the uncertainty of patent and proprietary technology protection and our reliance on such patent protection and proprietary technology (including reliance on technology licensed from third parties), changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for our products, general economic and business conditions and other factors referenced above.


Item 2.  Description of Property


         The offices of the Company are located temporarily in the home of our CEO, Edwin Marshall, at 144 Buena Vista Ave., Stinson Beach, California. We also rent a secure storage area from a third party for our corporate archives. The cost of this facility is $200 per month. We pay or reimburse all telephone and related expenses. To date we have not been charged or paid any rent for the temporary office space provided by our CEO.


Item 3.  Legal Proceedings


         During the year ended December 31, 2004, we were a party to the following litigation matters:


         Rakas vs. Medizone International, Inc. A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement. We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties. We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us. Therefore, at December 31, 2004, the entire amount of the judgment has been accrued pending additional settlement discussions.


         Bottomly vs. Medizone International, Inc., Civil No. 020900403 (Third Judicial District Court for Salt Lake County). Nathaniel and Ross Bottomly and Jeff Pace, who claim to be shareholders of Medizone, brought this action. Other defendants named in the complaint are Ed and Jill Marshall. The plaintiffs allege that the company and the Marshalls made untrue statements in connection with the purchase of securities regarding certain funding transactions that we anticipated. In addition, the plaintiffs allege that the Marshalls have breached their duties to our shareholders by making untrue statements regarding the funding transactions and that they otherwise mismanaged the company. The company and the Marshalls deny any wrongdoing and have vigorously defended themselves against the claims of the plaintiffs. The Marshalls and the Company filed an answer with the court on February 25, 2002. On April 12, 2002, we also filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission, responding to the allegations of the Bottomlys and Pace in proxy solicitation materials they circulated to certain of our shareholders. We believe the allegations made by the plaintiffs are false and distort our previous disclosures in filings we have made with the SEC. There were no material developments in this matter during the year ended December 31, 2004.

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


         The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2003 and 2004. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                                Bid Price

                  Year              Calendar Period           High     Low

                  2003              First Quarter             $0.05    $0.03
                                    Second Quarter            $0.06    $0.03
                                    Third Quarter             $0.04    $0.02
                                    Fourth Quarter            $0.03    $0.02

                  2004              First Quarter             $0.04    $0.01
                                    Second Quarter            $0.03    $0.01
                                    Third Quarter             $0.03    $0.01
                                    Fourth Quarter            $0.04    $0.01


         As of April 30, 2005, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.


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


Recent Sales of Unregistered Securities


         No shares of common stock were issued during the year ended December 31, 2004.


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

     o April 9, 2003, 100,000 shares to a director at $0.05 per share, for gross proceeds of $5,000. We `also granted this investor warrants to purchase 100,000 shares of stock at $0.05 per share, exercisable over a two-year term.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation


Results of Operations


         From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations. We had a net loss in 2004 of $371,395 compared to a net loss of $522,796 in 2003, primarily due to the decrease in legal costs from 2003 to 2004.


         In 2004 and 2003, the Company expended no funds for research and development expenses. Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.


         General and administrative expenses in 2004 totaled $344,935, compared to $493,143 in 2003. These expenses include professional fees, payroll, insurance costs and travel expenses. Our lack of cash has prevented us from paying all accrued salary and other expenses during the last four years. During 2004 and 2003, due to our lack of capital, we paid approximately $-0- and $45,000, respectively, of the total general and administrative expenses to third parties by issuing common stock for services. We also converted debt totaling $-0- and $23,000 by issuing shares of common stock to certain creditors during 2004 and 2003, respectively.


         Notes payable totaled $280,491 at December 31, 2004 and 2003 (no change in principal owed). Interest expense on these obligations totaled $25,249 and $25,389 in 2004 and 2003, respectively. The applicable interest rates on this debt ranged from 0% to 10% percent per annum.

Liquidity and Capital Resources


         At December 31, 2004, we had a working capital deficiency of $2,665,121, compared to a working capital deficiency of $2,294,937 at December 31, 2003. The stockholders' deficit at December 31, 2004 was $2,665,121 compared to $2,293,726 at December 31, 2003.


         We continue to require additional investments to fund research necessary to make the appropriate regulatory applications for our technology and products and to continue operations. Our only source of financing to date has been the sale of our common stock. During 2004, we generated cash of $13,151 through financing activities, primarily through stock deposits of $5,000 and from advances from shareholders totaling $8,151.


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


         Our audited financial statements included in this annual report on Form 10-KSB have been prepared on the assumption that we will continue as a going concern. Through the date of his Report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained, we will be required to discontinue operations. Even if additional financing becomes available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders. If we fail to receive financing in the near future, we will cease operations.

Forward-Looking Statements and Risks


         The statements contained in this Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the this report under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The company believes that many of the risks detailed here are part of doing business in the industry in which it intends to operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and the company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

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

Item 8A.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

Item 8B.  Other Information

         Not Applicable.

                                    Part III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following table contains information concerning our directors and executive officers as of December 31, 2004.


Name                       Age              Position

Edwin G. Marshall          62               Chairman of the Board, CEO
Richard G. Solomon         62               Director
Daniel Hoyt                65               Director
Steve M. Hanni             37               Chief Financial Officer




         Edwin G. Marshall became Chairman of the Board in June 1997 and Chief Executive Officer in April 1998 and has been with us full time since June 1997. Mr. Marshall attended Santa Rosa Junior College and the College of Marin, studying fire science and business administration. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978. From 1978 until 1995, Mr. Marshall pursued various business pursuits, including managing his personal investments.


         Richard Garrett Solomon is a Director of Medizone International and an Executive Officer of Medizone New Zealand Limited. Mr. Solomon has been one of our shareholders since 1992. In 1995, Mr. Solomon joined with us to form Medizone New Zealand as a 50/50-owned joint venture. Between January 1996 and February 1997, Mr. Solomon was one of our directors. He was reappointed to the Board of Directors in May 2000. Mr. Solomon received a Bachelor of Commerce degree (University of Otago), and a Diploma of Business and Industrial Administration (University of Auckland). He is an Associate Chartered Accountant. Mr. Solomon's career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited. He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand.


         Daniel Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt's clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. Mr. Hoyt currently serves as the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.


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


         Jill C. Marshall, NMD had been our Chief Operating Officer, Corporate Secretary, and Director of Investor Relations since April 1998. Dr. Marshall resigned effective July 1, 2004, although she continues to consult for the Company.

Compliance with Section 16(a) of the Exchange Act


         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a). We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2004, that was not timely filed with the Commission.


Item 10.   Executive Compensation

         The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

                           Summary Compensation Table

                                                                 Long-Term
                                                                 Compensation
                                      Annual Compensation            Awards
Name and Principal
Position                   Year     Salary           Bonus       Options (#)

Edwin G. Marshall (1)      2004     $170,000(2)      $    0          0
Chairman and CEO           2003     $170,000(3)      $    0          0
                           2002     $170,000(4)      $    0          0


(1) Does not include amounts paid or accrued to Mr. Marshall's wife (Dr. Jill Marshall), also an officer up until July 1, 2004 at which time she resigned, at $47,500 for 2004 and $95,000 per year for 2003 and 2002. Cash payments of salary were made to Dr. Marshall in the amounts of $0 in 2004 and 2003, and $23,750 in 2002. The remaining balance of $322,583 has been accrued overall, but remains unpaid to Dr. Marshall due to the lack of funds.

(2) Of the amount indicated, no amount has been paid to Mr. Marshall as of the date of this Report. The total amount has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2004 totaled $638,750.

(3) Of the amount indicated, no amount has been paid to Mr. Marshall as of the date of this Report. The amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2).

(4) Of the amount indicated, a total of $49,583 was paid in cash. The remaining amount has been accrued, but has not been paid to Mr. Marshall as of the date of this Report due to the lack of funds. See note (2) above.


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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


         The following table contains information as of April 30, 2005, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2004 as CEO of Medizone, and (3) officers and directors at April 30, 2005, as a group. Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

                                                   Number of Shares                     Percent of
Name and Address                                 Beneficially Owned                 Outstanding Shares

Edwin G. Marshall (1)                                12,159,241                          7.3%
Chairman of the Board,
Chief Executive Officer
P.O. Box 742 Stinson Beach, CA 94970

Richard G. Solomon (2)                                7,460,001                          4.4%
Board Member, Medizone International
Director, Medizone New Zealand, Ltd.
77 Seaview Road
Remuera, Auckland 1005
New Zealand

Daniel D. Hoyt (3)                                    5,970,000                          3.6%
1 American Square, Suite 1370
Indianapolis, IN 82040

Steve M. Hanni                                          150,000                          *
Chief Financial Officer
510 South 200 West
Salt Lake City, UT 84101

All Officers and Directors
as a Group  (4 persons) (4):                         25,739,242                         15.4%



     * Less than 1%.

     (1) Amount indicated includes (i) 1,020,000 shares owned of record by Jill Marshall, Mr. Marshall's wife and our former COO, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,129,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Edwin and Jill Marshall as joint tenants and (v) 20,500 shares held in street name.

     (2) Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd. Also includes warrants to purchase 165,000 shares of common stock at $0.05 per share.

     (3) Includes warrants to purchase 2,300,000 shares of common stock at prices ranging from $0.05 to $0.20 per share, and 3,670,000 shares owned of record.

     (4) Based on a total of 167,657,608 shares outstanding. This amount includes currently exercisable warrants for the purchase of 6,487,221 shares and eliminates all duplicate holdings.


Item 12. Certain Relationships and Related Transactions


         During the year ended December 31, 2004, no shares of common stock were issued.

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


Item 14.    Principal Accountants Fees and Services

Audit Fees

         The Company's independent public accountants for the past two fiscal years have been HJ Associates & Consultants, LLP. The aggregate fees billed by the Company's independent public accountants for professional services rendered in fiscal years 2004 and 2003 in connection with (i) the audit of the Company's annual financial statements set forth in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and December 31, 2003 and (ii) the review of the Company's quarterly financial statements set forth in its Quarterly Reports on Form 10-QSB for each of its fiscal quarters in such years, totaled approximately $5,900 and $6,900, respectively.

All Other Fees
         The Company did not engage HJ Associates & Consultants, LLP on any other matters not otherwise included in the above categories in either fiscal year 2004 or 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MEDIZONE INTERNATIONAL, INC.


                         By:   /s/ Edwin G. Marshall
                         Edwin G. Marshall
                         Chairman of the Board and Chief Executive Officer

                         By: /s/ Steve M. Hanni
                         Chief Financial Officer

Date: May 16, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edwin G. Marshall         CEO and Chairman of the Board    May 16, 2005
Edwin G. Marshall


/s/ Steve M. Hanni            Chief Financial Officer          May 16, 2005
Steve M. Hanni                (Principal Financial
                              and Accounting Officer)


/s/ Richard G. Solomon        Director                         May 16,2005
Richard G. Solomon


/s/ Daniel Hoyt               Director                         May 16, 2005
Daniel Hoyt

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm................... 3

Consolidated Balance Sheet................................................ 4

Consolidated Statements of Operations..................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)................. 6

Consolidated Statements of Cash Flows.....................................16

Notes to the Consolidated Financial Statements........................... 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Medizone International, Inc. and Subsidiaries
(A Development Stage Company)
Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and from inception on January 31, 1986 through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from inception on January 31, 1986 through December 31, 2004, in conformity with United States generally accepted accounting principles.

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




HJ Associates & Consultants, LLP
Salt Lake City, Utah
May 13, 2005

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                        ASSETS
                                                                                                       December 31,
                                                                                                             2004
                                                                                                       ------------------

CURRENT ASSETS

      Cash                                                                                             $             250
                                                                                                       ------------------

          Total Current Assets                                                                                       250
                                                                                                       ------------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                                                                           -
                                                                                                       ------------------

OTHER ASSETS

      Receivable from affiliate, net (Note 1)                                                                          -
                                                                                                       ------------------

          Total Other Assets                                                                                           -
                                                                                                       ------------------

          TOTAL ASSETS                                                                                 $             250
                                                                                                       ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                                                 $         730,650
      Due to shareholders (Note 7)                                                                                17,128
      Stock deposits (Note 7)                                                                                      5,000
      Accrued expenses (Note 3)                                                                                1,632,102
      Notes payable (Note 6)                                                                                     280,491
                                                                                                       ------------------

          Total Current Liabilities                                                                            2,665,371
                                                                                                       ------------------

          Total Liabilities                                                                                    2,665,371
                                                                                                       ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001 par value
       161,170,387 shares issued and outstanding                                                                 161,170
      Additional paid-in capital                                                                              15,801,375
      Deficit accumulated during the development stage                                                       (18,627,666)
                                                                                                       ------------------

          Total Stockholders' Equity (Deficit)                                                                (2,665,121)
                                                                                                       ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                                            $             250
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

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                                 From Inception
                                                                                                                 on January 31,
                                                                              For the Years Ended                 1986 Through
                                                                                  December 31,                    December 31,
                                                                  -------------------------------------------
                                                                          2004                  2003                  2004
                                                                  ---------------------  --------------------  -------------------

REVENUES                                                          $                  -   $                 -   $          133,349
                                                                  ---------------------  --------------------  -------------------

EXPENSES

      Cost of sales                                                                  -                     -              103,790
      Research and development                                                       -                     -            2,685,788
      General and administrative                                               344,935               493,143           14,193,532
      Expense on extension of warrants (Note 5)                                      -                     -            1,866,857
      Bad debt expense                                                               -                     -               48,947
      Depreciation and amortization                                              1,211                 4,264               47,996
                                                                  ---------------------  --------------------  -------------------

          Total Expenses                                                       346,146               497,407           18,946,910
                                                                  ---------------------  --------------------  -------------------

          Loss from Operations                                                (346,146)             (497,407)         (18,813,561)
                                                                  ---------------------  --------------------  -------------------

OTHER INCOME (EXPENSES)

      Minority interest in loss                                                      -                     -               26,091
      Other income                                                                   -                     -               19,780
      Gain on sale of subsidiary (Note 1)                                            -                     -              208,417
      Interest expense                                                         (25,249)              (25,389)            (963,131)
                                                                  ---------------------  --------------------  -------------------

          Total Other Income (Expenses)                                        (25,249)              (25,389)            (708,843)
                                                                  ---------------------  --------------------  -------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                               (371,395)             (522,796)         (19,522,404)
                                                                  ---------------------  --------------------  -------------------

EXTRAORDINARY ITEMS

      Lawsuit settlement (Note 4)                                                    -                     -              415,000
      Debt forgiveness (Note 4)                                                      -                     -              479,738
                                                                  ---------------------  --------------------  -------------------

          Total Extraordinary Items                                                  -                     -              894,738
                                                                  ---------------------  --------------------  -------------------

NET LOSS                                                          $           (371,395)  $          (522,796)  $      (18,627,666)
                                                                  =====================  ====================  ===================

BASIC LOSS PER SHARE                                              $              (0.00)  $             (0.00)
                                                                  =====================  ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                 161,170,387           158,850,414
                                                                  =====================  ====================

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

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       8

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

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       9

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

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       10

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                           Deficit
                                                                                                                    Accumulated
                                                                                                      Additional       During the
                                                                       Common Stock                        Paid-in      Development
                                             ----------------------------------------------------
                                                   Shares           Amount         Subscribed           Capital            Stage
                                             ----------------  ---------------   ---------------  ----------------  ---------------
Balance, December 31, 2002                        157,745,387  $       157,745   $             -  $     15,693,550  $   (17,733,475)

Common stock issued in lieu of notes
 payable at $0.05 per share                           460,000              460                 -            22,540                -

Common stock and warrants issued
 for cash at $0.05 per share                          400,000              400                 -            19,600                -

Common stock and warrants issued
 for cash at $0.05 per share                          100,000              100                 -             4,900                -

Common stock issued for services
 at $0.05 per share                                   100,000              100                 -             4,900                -

Common stock and warrants issued
 for cash at $0.05 per share                          165,000              165                 -             8,085                -

Common stock and warrants issued
 for cash at $0.05 per share                          200,000              200                 -             9,800                -

Common stock and warrants issued
 for services at $0.02 per share                    2,000,000            2,000                 -            38,000                -

Net loss for the year ended
 December 31, 2003                                          -                -                 -                 -         (522,796)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2003                        161,170,387          161,170                 -        15,801,375      (18,256,271)

Net loss for the year ended
 December 31, 2004                                          -                -                 -                 -         (371,395)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Balance, December 31, 2004                        161,170,387  $       161,170   $             -  $     15,801,375  $   (18,627,666)
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                 From Inception
                                                                                                 on January 31,
                                                                   For the Years Ended            1986 Through
                                                                       December 31,                December 31,
                                                           ------------------------------------
                                                                 2004                2003             2004
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $        (371,395)   $     (522,796) $     (18,627,666)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                     1,211             4,264             47,996
     Stock issued for services                                             -            45,000          3,131,916
     Expense for extension of warrants below
      market value                                                         -                 -          1,866,857
     Bad debt expense                                                      -                 -             48,947
     Minority interest in loss                                             -                 -            (26,091)
     Loss on disposal of assets                                            -                 -            693,752
     Gain on settlement of debt                                            -                 -           (188,510)
     Gain on lawsuit settlement                                            -                 -           (415,000)
Changes in assets and liabilities:
     (Increase) in prepaid expenses and deposits                           -                 -            (48,947)
     Increase in accounts payable                                     48,994            82,921          1,125,180
     Increase in accrued expenses                                    307,332           344,327          2,055,125
                                                           ------------------   --------------- ------------------

         Net Cash Used by Operating Activities                       (13,858)          (46,284)       (10,336,441)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                    -                 -             (8,904)
     Purchase of fixed assets                                              -                 -            (39,090)
                                                           ------------------   --------------- ------------------

         Net Cash Used by Investing Activities                             -                 -            (47,994)
                                                           ------------------   --------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                        -                 -                  -
     Proceeds from lawsuit settlement                                      -                 -            415,000
     Principal payments on notes payable                                   -                 -           (192,774)
     Cash received from notes payable                                      -                 -          1,129,518
     Advances from shareholders                                        8,151             9,976             28,471
     Payment on shareholder advances                                       -            (6,057)            (6,057)
     Capital contributions                                                 -                 -            421,847
     Stock issuance costs                                                  -                 -           (105,312)
     Increase in minority interest                                         -                 -             14,470
     Increase in stock deposits                                        5,000                 -              5,000
     Issuance of common stock for cash                                     -            43,250          8,674,522
                                                           ------------------   --------------- ------------------

         Net Cash Provided by Financing Activities                    13,151            47,169         10,384,685
                                                           ------------------   --------------- ------------------

NET INCREASE (DECREASE) IN CASH                                         (707)              885                250

CASH AT BEGINNING OF PERIOD                                              957                72                  -
                                                           ------------------   --------------- ------------------

CASH AT END OF PERIOD                                      $             250    $          957  $             250
                                                           ==================   =============== ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       16

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                        From Inception
                                                                                                        on January 31,
                                                                          For the Years Ended            1986 Through
                                                                      December 31,                       December 31,
                                                                  ------------------------------------
                                                                        2004                2003             2004
                                                                  ------------------   --------------- ------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                                 $               -    $            -  $          26,483
         Income taxes                                             $               -    $            -  $               -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                                $               -     $      45,000  $       3,131,916
         Stock issued for conversion of debt                      $               -     $      23,000  $       4,139,230
         Stock issued for license agreement and patent            $               -     $           -  $         693,752



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003




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

              Pursuant to the contracts, the Company purchased 100% of MNZ from Richard G. Solomon (Solomon), a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22,1995. Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which the Company thereupon loaned $50,000 to MNZ on a demand basis (see Note 1(h)).

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

              Pursuant to Emerging IssuesTask Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

              The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture. The investment is recorded at $-0-as of December 31, 2004.

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

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2004                2003
                                                                            ------------------  ------------------
              Numerator
                    - Loss before extraordinary items                       $         (371,395) $         (522,796)
                    - Extraordinary items                                                    -                   -

              Denominator (weighted average number
               of shares outstanding)                                              161,170,387         158,850,414

              Basic Income (loss) per share
                    - Before extraordinary items                            $            (0.00) $            (0.00)
                    - Extraordinary items                                                 0.00                0.00
                                                                            ------------------  ------------------

              Basic Income (Loss) Per Share                                 $            (0.00) $            (0.00)
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

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h.  Receivable from Affiliate

              The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis. MNZ currently has minimal assets and operations. Management has recorded an allowance for the full amount of the loan as of December 31, 2004.

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

              At December 31, 2004, the Company had net operating loss carryforwards of approximately $12,680,000 that may be offset against future taxable income and expire in years 2006 through 2024. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2004                2003
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $           29,615  $           51,967
              Change in valuation allowance                                            (29,615)            (51,967)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              Deferred tax assets at December 31, 2004 and 2003 are comprised of the following:

                                                                                    2004                2003
                                                                            ------------------  ------------------

              Net operating loss carryforwards                              $        4,818,400  $        4,788,785
              Valuation allowance                                                   (4,818,400)         (4,788,785)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
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

              m.  Stock Options and Warrants

              The Company applies Accounting Principles Board ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation ("SFAS No. 148") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

              Under the provisions of SFAS No. 148, the Company's net loss for the years ended December 31, 2004 and 2003 would have been unchanged from the reported net loss.

              In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that the use of APB Opinion No. 25 be discontinued and that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The Company will implement the revised standard prospectively in the third quarter of fiscal year 2005, without any retroactive effect or cumulative adjustment.

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

p.       Recent Accounting Pronouncements

              On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p. Recent Accounting Pronouncements (Continued)

              In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
              Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

              In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets . This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2004:

              Office equipment                                                                  $           19,249
              Furniture                                                                                      6,307
                                                                                                ------------------

                                                                                                            25,556
              Accumulated depreciation                                                                     (25,556)
                                                                                                ------------------

              Net property and equipment                                                        $                -
                                                                                                ==================

              Depreciation expense for the years ended December 31, 2004 and 2003 was $1,211 and $4,264, respectively.

NOTE 3 -      ACCRUED EXPENSES

              Accrued expenses consist of the following at December 31, 2004:

              Accrued payroll and consulting                   $     1,269,667
              Accrued interest                                         265,713
              Accrued payroll taxes                                     88,917
              Other accruals                                             7,805
                                                               ---------------

                            Total                              $     1,632,102
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

              In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company's C.E.O., 2) $170,000 a year for the Company's President and Director of Research, and 3) $95,000 a year for the Company's C.O.O. and Corporate Secretary. The Company's President and Director of Research was terminated effective December 31, 2001, thus no additional accrual was recorded subsequent to this date. The Company's C.O.O and Corporate Secretary resigned effective July 1, 2004.

              The Company is also party to litigation matters as follows:

              Rakas vs. Medizone International, Inc. A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded the original default judgment in the amount of $143,000 at December 31, 2004. The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

              Bottomly et al. vs. Medizone International, Inc. et al. This action was brought by certain individuals who claim to be shareholders of the Company, who have alleged that the current officers and directors of the Company have mismanaged the Company's finances. They also allege that the Company and certain officers had made untrue statements in connection with the purchase of securities regarding certain funding transactions that the Company anticipated. The Company denies any wrongdoing and intends on vigorously contesting the case. The Company and the accused officers filed an answer with the court on February 25, 2002. On April 12, 2002, the Company also filed a Schedule 14A with the Securities and Exchange Commission, responding to the allegations. The outcome of the case cannot currently be determined and no accrual has been recorded as of December 31, 2004.

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

              As of December 31, 2004, the following warrants were outstanding:

                    Warrants                          Exercise Price             Termination Dates
              ----------------------               ---------------------         -----------------
                             750,000               $       0.20                  June 30, 2005
                             250,000               $       0.20                  June 30, 2005
                             400,000               $       0.15                  June 30, 2005
                             166,666               $       0.15                  June 30, 2005
                             555,555               $       0.18                  June 30, 2005
                             250,000               $       0.55                  June 30, 2005
                           1,000,000               $       0.10                  June 30, 2005
                             250,000               $       0.10                  June 30, 2005
                             400,000               $       0.05                  June 30, 2005
                             100,000               $       0.05                  June 30, 2005
                             165,000               $       0.05                  June 30, 2005
                             200,000               $       0.05                  November 9, 2005
                           2,000,000               $       0.40                  December 26, 2008
                             409,075               $       0.02                  June 21, 2006
                             125,000               $       0.02                  August 23, 2006
                              83,333               $       0.03                  November 12, 2006

              On various dates over the past two years up to and including April 20, 2005, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to June 30, 2005, as indicated above. The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, no additional expense was recorded at the various dates under the Black-Scholes option pricing model for these warrant extensions.

NOTE 6 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2004:

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
                                                                                                ==================


The aggregate principal maturities of notes payable are as follows:

  Year Ended
 December 31,                            Amount
 ------------                       ------------------
       2005                         $          280,491
       2006                                          -
       2007                                          -
       2008                                          -
       2009                                          -
       2010 and thereafter                           -
                                    ------------------

       Total                        $          280,491
                                    ==================

 NOTE 7 -     ADVANCES FROM SHAREHOLDERS AND STOCK DEPOSITS

              The Company has been advanced a total of $2,923 and $5,523 from its CEO and COO, respectively, through December 31, 2004 to cover operating expenses. The amounts are non-interest bearing, unsecured and due on demand. In addition, during the years ended December 31, 2002, 2003 and 2004, certain directors advanced a total of $8,682 to the Company to cover operating expenses. These amounts are also non-interest bearing, unsecured and due on demand. Total advances from shareholders at December 31, 2004 totals $17,128.

              In addition, the Company received a total of $5,000 from two separate directors during 2004, the proceeds of which will be used to purchase shares of the Company's common stock. The Board of Directors of the Company has approved the issuance of a total of 208,333 shares of common stock for the $5,000, although the shares have not been issued as of the date of this audit report. Accordingly, the amount is being shown as a stock deposit at December 31, 2004 until the shares are issued to the directors.

NOTE 8 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through December 31, 2004, which have resulted in an accumulated deficit of $18,627,666 at December 31, 2004. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,665,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

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