Form 10QSB
period 2005-03-31
MEDIZONE INTERNATIONAL INC
filed 2005-06-15
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 14, 2005, there were 161,170,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                 March 31, 2005


                                                                      Page
                                                                      Number

Part I -- Financial Information


Item 1 -- Financial Statements


           Consolidated Balance Sheets:
         March 31, 2005 (Unaudited) and December 31, 2004.................1

            Consolidated Statements of Operations (Unaudited):
         For the Three Months Ended March 31, 2005 and 2004...............2

        Consolidated Statements of Cash Flow (Unaudited)
         For the Three Months Ended March 31, 2005 and 2004...............3

             Notes to the Consolidated Financial Statements...............5

Item 2 --Management's Discussion and Analysis or Plan of Operation........9

Item 3 -- Controls and Procedures.........................................10


Part II -- Other Information

Item 1 -- Legal Proceedings...............................................10

Item 2 -- Changes in Securities...........................................10

Item 3 -- Defaults by the Company on its Senior Securities................11

Item 4 -- Submission of Matter to a Vote of Security Holders..............11

Item 5 -- Other Information...............................................11

Item 6 -- Exhibits........................................................11

Signatures................................................................12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                        ASSETS
                                                                                      March 31,         December 31,
                                                                                        2005                   2004
                                                                                 --------------------   --------------------
                                                                                     (Unaudited)
CURRENT ASSETS

      Cash                                                                       $                69    $               250
                                                                                 --------------------   --------------------

          Total Current Assets                                                                    69                    250
                                                                                 --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                                       -                      -
                                                                                 --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                               -                      -
                                                                                 --------------------   --------------------

          Total Other Assets                                                                       -                      -
                                                                                 --------------------   --------------------

          TOTAL ASSETS                                                           $                69    $               250
                                                                                 ====================   ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                           $           755,667    $           730,650
      Due to shareholders                                                                     17,128                 17,128
      Stock deposits                                                                           5,000                  5,000
      Accrued expenses                                                                     1,681,255              1,632,102
      Notes payable                                                                          280,491                280,491
                                                                                 --------------------   --------------------

          Total Current Liabilities                                                        2,739,541              2,665,371
                                                                                 --------------------   --------------------

          Total Liabilities                                                                2,739,541              2,665,371
                                                                                 --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 161,170,387 shares issued
       and outstanding                                                                       161,170                161,170
      Additional paid-in capital                                                          15,801,375             15,801,375
      Deficit accumulated during the development stage                                   (18,702,017)           (18,627,666)
                                                                                 --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                            (2,739,472)            (2,665,121)
                                                                                 --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                      $                69    $               250
                                                                                 ====================   ====================



        The accompanying notes are an integral part of these consolidated financial statements.
                                       1

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                          From Inception
                                                                                For the                   on January 31,
                                                                          Three Months Ended               1986 Through
                                                                                March 31,                    March 31,
                                                                 -------------------------------------
                                                                       2005               2004                 2005
                                                                 ------------------ ------------------  --------------------

REVENUES                                                         $               -  $               -   $           133,349
                                                                 ------------------ ------------------  --------------------

EXPENSES

      Cost of sales                                                              -                  -               103,790
      Research and development                                                   -                  -             2,685,788
      General and administrative                                            68,437             94,363            14,261,969
      Expense on extension of warrants                                           -                  -             1,866,857
      Bad debt expense                                                           -                  -                48,947
      Depreciation and amortization                                              -                962                47,996
                                                                 ------------------ ------------------  --------------------

          Total Expenses                                                    68,437             95,325            19,015,347
                                                                 ------------------ ------------------  --------------------

          Loss from Operations                                             (68,437)           (95,325)          (18,881,998)
                                                                 ------------------ ------------------  --------------------

OTHER INCOME (EXPENSES)

      Minority interest in loss                                                                                      26,091
      Other income                                                                                                   19,780
      Gain on sale of subsidiary                                                                                    208,417
      Interest expense                                                      (5,914)            (5,914)             (969,045)
                                                                 ------------------ ------------------  --------------------

          Total Other Income (Expenses)                                     (5,914)            (5,914)             (714,757)
                                                                 ------------------ ------------------  --------------------

LOSS BEFORE EXTRAORDINARY ITEMS                                            (74,351)          (101,239)          (19,596,755)
                                                                 ------------------ ------------------  --------------------

EXTRAORDINARY ITEMS

      Lawsuit settlement                                                         -                  -               415,000
      Debt forgiveness                                                           -                  -               479,738
                                                                 ------------------ ------------------  --------------------

          Total Extraordinary Items                                              -                  -               894,738
                                                                 ------------------ ------------------  --------------------

NET LOSS                                                         $         (74,351) $        (101,239)  $       (18,702,017)
                                                                 ================== ==================  ====================

BASIC LOSS PER SHARE                                             $           (0.00) $           (0.00)
                                                                 ================== ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             161,170,387        161,170,387
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                     For the Three Months Ended            1986 Through
                                                                                 March 31,                    March 31,
                                                               ---------------------------------------
                                                                       2005                 2004               2005
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $            (74,351)   $     (101,239)  $       (18,702,017)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                                -               962                47,996
     Stock issued for services                                                    -                 -             3,131,916
     Expense for extension of warrants below
      market value                                                                -                 -             1,866,857
     Bad debt expense                                                             -                 -                48,947
     Minority interest in loss                                                    -                 -               (26,091)
     Loss on disposal of assets                                                   -                 -               693,752
     Gain on settlement of debt                                                   -                 -              (188,510)
     Gain on lawsuit settlement                                                   -                 -              (415,000)
Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                                -                 -               (48,947)
     Increase (decrease) in accounts payable                                 25,017            10,795             1,150,197
     Increase (decrease) in accrued expenses                                 49,153            86,921             2,104,278
                                                               ---------------------   ---------------  --------------------

         Net Cash Used by Operating Activities                                 (181)           (2,561)          (10,336,622)
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                           -                 -                (8,904)
     Purchase of fixed assets                                                     -                 -               (39,090)
                                                               ---------------------   ---------------  --------------------

         Net Cash Used by Investing Activities                                    -                 -               (47,994)
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Bank overdraft                                                               -                 -                     -
     Proceeds from lawsuit settlement                                             -                 -               415,000
     Principal payments on notes payable                                          -                 -              (192,774)
     Cash received from notes payable                                             -                 -             1,129,518
     Advances from shareholders                                                   -             1,670                28,471
     Payment on shareholder advances                                              -                 -                (6,057)
     Capital contributions                                                        -                 -               421,847
     Stock issuance costs                                                         -                 -              (105,312)
     Increase in minority interest                                                -                 -                14,470
     Increase in stock deposits                                                   -                 -                 5,000
     Issuance of common stock for cash                                            -                 -             8,674,522
                                                               ---------------------   ---------------  --------------------

         Net Cash Provided by Financing Activities                                -             1,670            10,384,685
                                                               ---------------------   ---------------  --------------------

NET INCREASE (DECREASE) IN CASH                                                (181)             (891)                   69

CASH AT BEGINNING OF PERIOD                                                     250               957                     -
                                                               ---------------------   ---------------  --------------------

CASH AT END OF PERIOD                                          $                 69    $           66   $                69
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                     For the Three Months Ended            1986 Through
                                                                     March 31,                               March 31,
                                                               ---------------------------------------
                                                                       2005                 2004               2005
                                                               ---------------------   ---------------  --------------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                              $                  -    $            -   $            26,483
         Income taxes                                          $                  -    $            -   $                 -

NON-CASH FINANCING ACTIVITIES

         Stock issued for services                             $                  -    $            -   $         3,131,916
         Stock issued for conversion of debt                   $                  -    $            -   $         4,139,230
         Stock issued for license agreement and patent         $                  -    $            -   $           693,752


        The accompanying notes are an integral part of these consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004



NOTE 1 -      BASIS OF PRESENTATION

               The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

               The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

               Following is information relative to the computation of basic and diluted loss per share for the three months ended March 31, 2005 and 2004:

                                                                                               For the
                                                                                   Three Months Ended
                                                                                          March 31,
                                                                            --------------------------------------
                                                                                    2005                2004
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $        (74,351)   $        (101,239)
                                                                            ==================  ==================

              Weighted average shares                                            161,170,387          161,170,387
               Effect of dilutive securities                                               -                    -
                                                                            ------------------  ------------------

                                                                                 161,170,387          161,170,387
                                                                            ==================  ==================
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.00)   $           (0.00)
                                                                            ==================  ==================

               Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 3 -      GOING CONCERN

               The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through March 31, 2005, which have resulted in an accumulated deficit of
               $18,702,017 at March 31, 2005. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,739,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") and/or the European Union for the
               marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 3 -  GOING CONCERN (Continued)

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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 4 -      OUTSTANDING WARRANTS AND OPTIONS

               On January 25, 2005, February 17, 2005 and again on March 24, 2005, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At March 31, 2005, the following warrants were outstanding:

                                                                                      New Dates
               Warrants/Options                       Exercise Price                 of Expiration
              ----------------------               ---------------------         ------------------------
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

               The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at the above dates under the Black-Scholes option pricing model for these warrant and option extensions.

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


Three Months Ended March 31, 2005 and 2004


         There were no sales during the quarters ended March 31, 2005 or 2004. We made no expenditures for research and development during the quarters ended March 31, 2005 and 2004. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended March 31, 2005, were $68,437 compared to $94,363 during the same period in 2004. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the three months ended March 31, 2005 and 2004 was $5,914 for both periods.


Liquidity and Capital Resources


         At March 31, 2005, we had a working capital deficiency of $2,739,472 and stockholders' deficit of $2,739,472. At December 31, 2004, we had a working capital deficiency of $2,665,121 and stockholders' deficit of $2,665,121.


         Net cash used in operating activities during the three months ended March 31, 2005 was $181. During the three months ended March 31, 2004, there was net cash used in operating activities of $2,561. Cash of $1,670 was provided in the first three months of 2004 from shareholder advances.


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


Forward-Looking Statements and Risks Affecting the Company


         The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

                          Part II -- Other Information
Item 1.     Legal Proceedings

         Refer to the summaries of certain pending litigation against the Company contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. There were no material developments during the quarter ended March 31, 2005 relative to these pending matters.

Item 2.    Changes in Securities

None.

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

     32   Certifications under Section 906 of Sarbanes-Oxley Act of 2002



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

                MEDIZONE INTERNATIONAL, INC.
                Registrant)


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


June 14, 2005