Form 10QSB
period 2005-06-30
MEDIZONE INTERNATIONAL INC
filed 2005-08-15
CIK 753772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2005

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2005, there were 161,170,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                          MEDIZONE INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                  June 30, 2005


                                                                     Page
                                                                     Number

Part I -- Financial Information


Item 1 -- Financial Statements


     Consolidated Balance Sheets:
     June 30, 2005 (Unaudited) and December 31, 2004.........................1

     Consolidated Statements of Operations (Unaudited):
     For the Three Months and Six Months Ended June 30, 2005 and 2004........2

     Consolidated Statements of Cash Flow (Unaudited)
     For the Six Months Ended June 30, 2005 and 2004.........................3

     Notes to the Consolidated Financial Statements..........................5

Item 2 --Management's Discussion and Analysis or Plan of Operation...........10

Item 3 -- Controls and Procedures............................................11


Part II -- Other Information

Item 1 -- Legal Proceedings..................................................11

Item 2 -- Changes in Securities..............................................11

Item 3 -- Defaults by the Company on its Senior Securities...................11

Item 4 -- Submission of Matter to a Vote of Security Holders.................11

Item 5 -- Other Information..................................................12

Item 6 -- Exhibits...........................................................12

Signatures...................................................................12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                        ASSETS
                                                                                      June 30,          December 31,
                                                                                        2005                   2004
                                                                                 --------------------   --------------------
                                                                                     (Unaudited)
CURRENT ASSETS

      Cash                                                                       $                33    $               250
                                                                                 --------------------   --------------------

          Total Current Assets                                                                    33                    250
                                                                                 --------------------   --------------------

PROPERTY AND EQUIPMENT (Net)                                                                       -                      -
                                                                                 --------------------   --------------------

OTHER ASSETS

      Receivable from affiliate, net                                                               -                      -
                                                                                 --------------------   --------------------

          Total Other Assets                                                                       -                      -
                                                                                 --------------------   --------------------

          TOTAL ASSETS                                                           $                33    $               250
                                                                                 ====================   ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                           $           776,426    $           730,650
      Due to shareholders                                                                     10,460                 17,128
      Stock deposits                                                                          20,000                  5,000
      Accrued expenses                                                                     1,742,609              1,632,102
      Notes payable                                                                          280,491                280,491
                                                                                 --------------------   --------------------

          Total Current Liabilities                                                        2,829,986              2,665,371
                                                                                 --------------------   --------------------

          Total Liabilities                                                                2,829,986              2,665,371
                                                                                 --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, 250,000,000 shares authorized of $0.001
       par value, 161,170,387 shares issued
       and outstanding                                                                       161,170                161,170
      Additional paid-in capital                                                          15,801,375             15,801,375
      Deficit accumulated during the development stage                                   (18,792,498)           (18,627,666)
                                                                                 --------------------   --------------------

          Total Stockholders' Equity (Deficit)                                            (2,829,953)            (2,665,121)
                                                                                 --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                      $                33    $               250
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

                 MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                  From Inception
                                                           For the                          For the                on January 31,
                                                     Three Months Ended                Six Months Ended            1986 Through
                                                          June 30,                         June 30,                  June 30,
                                              -------------------------------- ---------------------------------
                                                   2005             2004            2005             2004              2005
                                              ---------------- --------------- ---------------- ---------------- -----------------

REVENUES                                      $             -  $            -  $             -  $             -  $        133,349
                                              ---------------- --------------- ---------------- ---------------- -----------------

EXPENSES

     Cost of sales                                          -               -                -                -           103,790
     Research and development                               -               -                -                -         2,685,788
     General and administrative                        84,567         103,828          153,004          198,191        14,346,536
     Expense on extension of warrants                       -               -                -                -         1,866,857
     Bad debt expense                                       -               -                -                -            48,947
     Depreciation and amortization                          -             249                -            1,211            47,996
                                              ---------------- --------------- ---------------- ---------------- -----------------

        Total Expenses                                 84,567         104,077          153,004          199,402        19,099,914
                                              ---------------- --------------- ---------------- ---------------- -----------------

        Loss from Operations                          (84,567)       (104,077)        (153,004)        (199,402)      (18,966,565)
                                              ---------------- --------------- ---------------- ---------------- -----------------

OTHER INCOME (EXPENSES)

     Minority interest in loss                              -               -                -                -            26,091
     Other income                                           -               -                -                -            19,780
     Gain on sale of subsidiary                             -               -                -                -           208,417
     Interest expense                                  (5,914)         (6,412)         (11,828)         (12,326)         (974,959)
                                              ---------------- --------------- ---------------- ---------------- -----------------

        Total Other Income (Expenses)                  (5,914)         (6,412)         (11,828)         (12,326)         (720,671)
                                              ---------------- --------------- ---------------- ---------------- -----------------

LOSS BEFORE EXTRAORDINARY ITEMS                       (90,481)       (110,489)        (164,832)        (211,728)      (19,687,236)
                                              ---------------- --------------- ---------------- ---------------- -----------------

EXTRAORDINARY ITEMS

     Lawsuit settlement                                     -               -                -                -           415,000
     Debt forgiveness                                       -               -                -                -           479,738
                                              ---------------- --------------- ---------------- ---------------- -----------------

        Total Extraordinary Items                           -               -                -                -           894,738
                                              ---------------- --------------- ---------------- ---------------- -----------------

NET LOSS                                      $       (90,481) $     (110,489) $      (164,832) $      (211,728) $    (18,792,498)
                                              ================ =============== ================ ================ =================

BASIC LOSS PER SHARE                          $         (0.00) $        (0.00) $         (0.00) $         (0.00)
                                              ================ =============== ================ ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        161,170,387     161,170,387      161,170,387      161,170,387
                                              ================ =============== ================ ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                      For the Six Months Ended             1986 Through
                                                                               June 30,                       June 30,
                                                               ---------------------------------------
                                                                       2005                 2004               2005
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $           (164,832)   $     (211,728)  $       (18,792,498)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                                -             1,211                47,996
     Stock issued for services                                                    -                 -             3,131,916
     Expense for extension of warrants below
      market value                                                                -                 -             1,866,857
     Bad debt expense                                                             -                 -                48,947
     Minority interest in loss                                                    -                 -               (26,091)
     Loss on disposal of assets                                                   -                 -               693,752
     Gain on settlement of debt                                                   -                 -              (188,510)
     Gain on lawsuit settlement                                                   -                 -              (415,000)
Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses
      and deposits                                                                -                 -               (48,947)
     Increase (decrease) in accounts payable                                 45,776            27,424             1,170,956
     Increase (decrease) in accrued expenses                                110,507           174,018             2,165,632
                                                               ---------------------   ---------------  --------------------

         Net Cash Used by Operating Activities                               (8,549)           (9,075)          (10,344,990)
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Organization costs                                                           -                 -                (8,904)
     Purchase of fixed assets                                                     -                 -               (39,090)
                                                               ---------------------   ---------------  --------------------

         Net Cash Used by Investing Activities                                    -                 -               (47,994)
                                                               ---------------------   ---------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from lawsuit settlement                                             -                 -               415,000
     Principal payments on notes payable                                          -                 -              (192,774)
     Cash received from notes payable                                             -                 -             1,129,518
     Advances from shareholders                                               2,011             8,151                30,482
     Payment on shareholder advances                                         (8,679)                -               (14,736)
     Capital contributions                                                        -                 -               421,847
     Stock issuance costs                                                         -                 -              (105,312)
     Increase in minority interest                                                -                 -                14,470
     Increase in stock deposits                                              15,000                 -                20,000
     Issuance of common stock for cash                                            -                 -             8,674,522
                                                               ---------------------   ---------------  --------------------

         Net Cash Provided by Financing Activities                            8,332             8,151            10,393,017
                                                               ---------------------   ---------------  --------------------

NET INCREASE (DECREASE) IN CASH                                                (217)             (924)                   33

CASH AT BEGINNING OF PERIOD                                                     250               957                     -
                                                               ---------------------   ---------------  --------------------

CASH AT END OF PERIOD                                          $                 33    $           33   $                33
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          on January 31,
                                                                      For the Six Months Ended             1986 Through
                                                                               June 30,                       June 30,
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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

              The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      LOSS PER SHARE

              Following is information relative to the computation of basic and diluted loss per share for the three months and six months ended June 30, 2005 and 2004:

                                                                                               For the
                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    2005                2004
                                                                            -----------------  ---------------------
              Net loss available to
               common shareholders                                          $       (90,481)   $       (110,489)

              Weighted average shares                                           161,170,387         161,170,387
               Effect of dilutive securities                                              -                   -

                                                                                161,170,387         161,170,387
              Basic loss per share (based
               on weighted average
               shares)                                                      $         (0.00)   $          (0.00)

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 2 -      LOSS PER SHARE (Continued)

                                                                                               For the
                                                                                     Six Months Ended
                                                                                              June 30,
                                                                                    2005                2004
                                                                            -----------------  ---------------------
              Net loss available to
               common shareholders                                          $       (164,832)  $        (211,728)

              Weighted average shares                                            161,170,387         161,170,387
               Effect of dilutive securities                                               -                   -

                                                                                 161,170,387         161,170,387
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.00)  $           (0.00)

              Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through June 30, 2005, which have resulted in an accumulated deficit of $18,792,498 at June 30, 2005. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,830,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004

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

NOTE 4 -      OUTSTANDING WARRANTS AND OPTIONS

              At various dates during 2005, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At June 30, 2005, the following warrants were outstanding:

                                                         New Dates
 Warrants/Options             Exercise Price           of Expiration

       750,000               $       0.20            October 30, 2005
       250,000               $       0.20            October 30, 2005
       400,000               $       0.15            October 30, 2005
       166,666               $       0.15            October 30, 2005
       555,555               $       0.18            October 30, 2005
       250,000               $       0.55            October 30, 2005
     1,000,000               $       0.10            October 30, 2005
       250,000               $       0.10            October 30, 2005
       400,000               $       0.05            October 30, 2005
       100,000               $       0.05            October 30, 2005
       165,000               $       0.05            October 30, 2005
       200,000               $       0.05            November 9, 2005
     2,000,000               $       0.40            December 26, 2008
       409,075               $       0.02            June 21, 2006
       125,000               $       0.02            August 23, 2006
        83,333               $       0.03            November 12, 2006
       100,000               $       0.02            April 28, 2007
       400,000               $       0.02            June 8, 2007
       250,000               $       0.02            June 16, 2007


              The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, no additional expense was recorded at the various dates under the Black-Scholes option pricing model for these warrant and option extensions.
                                       8

                  MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004

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


Three Months Ended June 30, 2005 and 2004


         There were no sales during the quarters ended June 30, 2005 or 2004. We made no expenditures for research and development during the quarters ended June 30, 2005 and 2004. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the quarter ended June 30, 2005, were $84,567 compared to $103,828 during the same period in 2004. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the three months ended June 30, 2005 and 2004 was $5,914 and $6,412, respectively.


Six Months Ended June 30, 2005 and 2004


         There were no sales during the six months ended June 30, 2005 or 2004. We made no expenditures for research and development during the six months ended June 30, 2005 and 2004. Since inception we have spent a total of $2,685,788 for research and development.


         General and administrative expenses in the six months ended June 30, 2005, were $153,004 compared to $198,191 during the same period in 2004. These expenses include professional fees, payroll, insurance costs, and travel expenses.


         Interest expense accrued during the six months ended June 30, 2005 and 2004 was $11,828 and $12,326, respectively.


Liquidity and Capital Resources


         At June 30, 2005, we had a working capital deficiency of $2,829,953 and stockholders' deficit of $2,829,953. At December 31, 2004, we had a working capital deficiency of $2,665,121 and stockholders' deficit of $2,665,121.


         Net cash used in operating activities during the six months ended June 30, 2005 was $8,549. This was funded from stock deposits totaling $15,000 for the six months ended June 30, 2005. During the six months ended June 30, 2004, there was net cash used in operating activities of $9,075. Cash of $8,151 was provided in the first six months of 2004 from shareholder/director advances.

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

                          Part II -- Other Information
Item 1.     Legal Proceedings

         Refer to the summaries of certain pending litigation against the Company contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. There were no material developments during the quarter ended June 30, 2005 relative to these pending matters.

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


August 12, 2005