Form 10QSB
period 2005-09-30
MEDIZONE INTERNATIONAL INC
filed 2005-11-21
CIK 753772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

       For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

At October 31, 2005, there were 161,170,387 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                           MEDIZONE INTERNATIONAL, INC.
                                 FORM 10-QSB


                                                                 Page Number
Part I   Financial Information

Item 1   Financial Statements

Consolidated Balance Sheets:
 September 30, 2005 (Unaudited) and December 31, 2004 .................  3

Consolidated Statements of Operations (Unaudited):
 For the Three Months and Nine Months Ended
 September 30, 2005 and 2004 ..........................................  4

Consolidated Statements of Cash Flow (Unaudited):
 For the Nine Months Ended September 30, 2005 and 2004 ................  5

Notes to the Consolidated Financial Statements ........................  7

Item 2   Management's Discussion and Analysis or Plan of Operation .... 12

Item 3   Controls and Procedures ...................................... 14

Part II   Other Information

Item 1   Legal Proceedings ............................................ 14

Item 2   Changes in Securities ........................................ 14

Item 3   Defaults by the Company on its Senior Securities ............. 14

Item 4   Submission of Matter to a Vote of Security Holders ........... 14

Item 5   Other Information ............................................ 14

Item 6   Exhibits ..................................................... 14

Signatures ............................................................ 15

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                 September 30, December 31,
                                                      2005         2004
                                                   ----------   ----------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $       167  $       250
                                                   ----------   ----------
Total Current Assets                                      167          250
                                                   ----------   ----------
PROPERTY AND EQUIPMENT (Net)                                -            -
                                                   ----------   ----------
OTHER ASSETS

Receivable from affiliate, net                              -            -
                                                   ----------   ----------
Total Other Assets                                          -            -
                                                   ----------   ----------
TOTAL ASSETS                                      $       167  $       250
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $   796,463  $   730,650
Due to shareholders                                     8,681       17,128
Stock deposits                                         50,000        5,000
Accrued expenses                                    1,777,355    1,632,102
Notes payable                                         280,491      280,491
                                                   ----------   ----------
Total Current Liabilities                           2,912,990    2,665,371
                                                   ----------   ----------
Total Liabilities                                   2,912,990    2,665,371
                                                   ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 250,000,000 shares authorized of
 $0.001 par value, 161,170,387 shares issued
 and outstanding                                      161,170      161,170
Additional paid-in capital                         15,801,375   15,801,375
Deficit accumulated during the development stage  (18,875,368) (18,627,666)
                                                   ----------   ----------
Total Stockholders' Equity (Deficit)               (2,912,823)  (2,665,121)
                                                   ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $       167  $       250
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                   From Inception
                                         For the                  For the          on January 31,
                                   Three Months Ended        Nine Months Ended      1986 Through
                                       September 30,             September 30,      September 30,
                                     2005         2004         2005         2004         2005
                                  ----------   ----------   ----------   ----------   ----------
REVENUES                         $         -  $         -  $         -  $         -  $   133,349
                                  ----------   ----------   ----------   ----------   ----------
EXPENSES

Cost of sales                              -            -            -            -      103,790
Research and development                   -            -            -            -    2,685,788
General and administrative            76,956       65,903      229,960      264,094   14,423,492
Expense on extension of warrants           -            -            -            -    1,866,857
Bad debt expense                           -            -            -            -       48,947
Depreciation and amortization              -            -            -        1,211       47,996
                                  ----------   ----------   ----------   ----------   ----------
Total Expenses                        76,956       65,903      229,960      265,305   19,176,870
                                  ----------   ----------   ----------   ----------   ----------
Loss from Operations                 (76,956)     (65,903)    (229,960)    (265,305) (19,043,521)
                                  ----------   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSES)

Minority interest in loss                  -            -            -            -       26,091
Other income                               -            -            -            -       19,780
Gain on sale of subsidiary                 -            -            -            -      208,417
Interest expense                      (5,914)      (7,009)     (17,742)     (19,335)    (980,873)
                                  ----------   ----------   ----------   ----------   ----------
Total Other Income (Expenses)         (5,914)      (7,009)     (17,742)     (19,335)    (726,585)
                                  ----------   ----------   ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEMS      (82,870)     (72,912)    (247,702)    (284,640) (19,770,106)
                                  ----------   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS

Lawsuit settlement                         -            -            -            -      415,000
Debt forgiveness                           -            -            -            -      479,738
                                  ----------   ----------   ----------   ----------   ----------
Total Extraordinary Items                  -            -            -            -      894,738
                                  ----------   ----------   ----------   ----------   ----------
NET LOSS                         $   (82,870) $   (72,912) $  (247,702) $  (284,640) $18,875,368)
                                  ==========   ==========   ==========   ==========   ==========
BASIC LOSS PER SHARE             $     (0.00) $     (0.00) $     (0.00) $     (0.00)
                                  ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        161,170,387  161,170,387  161,170,387  161,170,387
                                 ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
                                                               From Inception
                                              For the Nine      on January 31,
                                              Months Ended       1986 Through
                                              September 30,      September 30,
                                            2005         2004         2005
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $  (247,702) $  (284,640)$(18,875,368)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation and amortization                     -        1,211       47,996
Stock issued for services                         -            -    3,131,916
Expense for extension of warrants below
 market value                                     -            -    1,866,857
Bad debt expense                                  -            -       48,947
Minority interest in loss                         -            -      (26,091)
Loss on disposal of assets                        -            -      693,752
Gain on settlement of debt                        -            -     (188,510)
Gain on lawsuit settlement                        -            -     (415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
 and deposits                                     -            -      (48,947)
Increase (decrease) in accounts payable      65,813       36,446    1,190,993
Increase (decrease) in accrued expenses     145,253      235,434    2,200,378
                                         ----------   ----------   ----------
Net Cash Used by Operating Activities       (36,636)     (11,549) (10,373,077)
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs                                -            -       (8,904)
Purchase of fixed assets                          -            -      (39,090)
                                         ----------   ----------   ----------
Net Cash Used by Investing Activities             -            -      (47,994)
                                         ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement                    -          -      415,000
Principal payments on notes payable                 -          -     (192,774)
Cash received from notes payable                    -          -    1,129,518
Advances from shareholders                    2,011        8,151       30,482
Payment on shareholder advances             (10,458)           -      (16,515)
Capital contributions                             -            -      421,847
Stock issuance costs                              -            -     (105,312)
Increase in minority interest                     -            -       14,470
Increase in stock deposits                   45,000            -       50,000
Issuance of common stock for cash                 -        2,500    8,674,522
                                         ----------   ----------   ----------
Net Cash Provided by Financing Activities    36,553       10,651   10,421,238
                                         ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                 (83)        (898)         167

CASH AT BEGINNING OF PERIOD                     250          957            -
                                         ----------   ----------   ----------
CASH AT END OF PERIOD                   $       167  $        59  $       167
                                         ==========   ==========   ==========

The accompanying notes are an integrated part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
                                                               From Inception
                                              For the Nine      on January 31,
                                              Months Ended       1986 Through
                                              September 30,      September 30,
                                            2005         2004         2005
                                         ----------   ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest                                $         -  $         -  $    26,483
Income taxes                            $         -  $         -  $         -

NON-CASH FINANCING ACTIVITIES

Stock issued for services               $         -  $         -  $ 3,131,916
Stock issued for conversion of debt     $         -  $         -  $ 4,139,230
Stock issued for license agreement
 and patent                             $         -  $         -  $   693,752








The accompanying notes are an integrated part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

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

The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2005 and 2004:

                                              For the
                                         Three Months Ended
                                            September 30,
                                         2005          2004
                                    ------------   ------------
Net loss available to
 common shareholders               $     (82,870) $     (72,912)
                                    ============   ============

Weighted average shares              161,170,387    161,170,387
Effect of dilutive securities                  -              -
                                    ------------   ------------
                                     161,170,387    161,170,387
                                    ============   ============
Basic loss per share (based
 on weighted average
 shares)                           $       (0.00) $       (0.00)
                                    ============   ============

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004


NOTE 2 -LOSS PER SHARE (Continued)

                                             For the
                                         Nine Months Ended
                                            September 30,
                                         2005          2004
                                    ------------   ------------
Net loss available to
 common shareholders               $    (247,702) $    (284,640)
                                    ============   ============

Weighted average shares              161,170,387    161,170,387
Effect of dilutive securities                  -              -
                                    ------------   ------------
                                     161,170,387    161,170,387
                                    ============   ============
Basic loss per share (based
 on weighted average
 shares)                           $       (0.00) $       (0.00)
                                    ============   ============

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through September 30, 2005, which have resulted in an accumulated deficit of $18,875,368 at September 30, 2005. The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,913,000, and has relied exclusively on debt and equity financing. Accordingly, there is substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration ("FDA") and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years. However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

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

NOTE 4 - OUTSTANDING WARRANTS AND OPTIONS

At various dates during 2005, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock. At September 30, 2005, the following warrants were outstanding:

                                            New Dates
      Warrants/Options   Exercise Price    of Expiration
      ----------------   --------------    -------------
         750,000             $0.20         December 31, 2005
         250,000             $0.20         December 31, 2005
         400,000             $0.15         December 31, 2005
         166,666             $0.15         December 31, 2005
         555,555             $0.18         December 31, 2005
         250,000             $0.55         December 31, 2005
       1,000,000             $0.10         December 31, 2005
         250,000             $0.10         December 31, 2005
         400,000             $0.05         December 31, 2005
         100,000             $0.05         December 31, 2005
         165,000             $0.05         December 31, 2005
         200,000             $0.05         December 31, 2005
       2,000,000             $0.40         December 26, 2008
         409,075             $0.02         June 21, 2006
         125,000             $0.02         August 23, 2006
          83,333             $0.03         November 12, 2006
         100,000             $0.02         April 28, 2007
         400,000             $0.02         June 8, 2007
         250,000             $0.02         June 16, 2007
         400,000             $0.02         July 22, 2007
         300,000             $0.02         August 9, 2007
         350,000             $0.02         August 24, 2007
         300,000             $0.02         September 21, 2007
         150,000             $0.02         September 28, 2007

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 4 - OUTSTANDING WARRANTS AND OPTIONS (Continued)

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

Medizone International, Inc., a Nevada corporation ("Medizone"), organized in 1986, is a development stage company. To date our principal business has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the "Medizone Technology").

The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, EpsteinBarr, herpes, and cytomegalovirus, and to decontaminate blood and blood products.

Results of Operations
---------------------
From its inception in January 1986, Medizone International has been a development stage company primarily engaged in research into the medical uses of ozone. We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund our continuing operations. If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

Three Months Ended September 30, 2005 and 2004
----------------------------------------------
There were no sales during the quarters ended September 30, 2005 or 2004. We made no expenditures for research and development during the quarters ended September 30, 2005 and 2004. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended September 30, 2005, were $76,956 compared to $65,903 during the same period in 2004. These expenses include professional fees, payroll, insurance costs, and travel expenses.

Interest expense accrued during the three months ended September 30, 2005 and 2004 was $5,914 and $7,009, respectively.

Nine Months Ended September 30, 2005 and 2004
---------------------------------------------
There were no sales during the nine months ended September 30, 2005 or 2004. We made no expenditures for research and development during the nine months ended September 30, 2005 and 2004. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the nine months ended September 30, 2005, were $229,960 compared to $264,094 during the same period in 2004. These expenses include professional fees, payroll, insurance costs, and travel expenses.

Interest expense accrued during the nine months ended September 30, 2005 and 2004 was $17,742 and $19,335, respectively.

Liquidity and Capital Resources
-------------------------------
At September 30, 2005, we had a working capital deficiency of $2,912,823 and stockholders' deficit of $2,912,823. At December 31, 2004, we had a working capital deficiency of $2,665,121 and stockholders' deficit of $2,665,121.

Net cash used in operating activities during the nine months ended September 30, 2005 was $36,636. This was funded from stock deposits totaling $45,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, there was net cash used in operating activities of $11,549. Cash of $8,151 was provided in the first nine months of 2004 from shareholder/director advances and $2,500 from common shares issued for cash.

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

Forward-Looking Statements and Risks Affecting the Company
----------------------------------------------------------
The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:
* Rigorous government scrutiny and regulation of our products and planned products;
* Potential effects of adverse publicity regarding ozone and related technologies or industries;
* Failure to sustain or manage growth including the failure to continue to develop new products; and
* The ability to obtain needed financing.

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

                       Part II   Other Information

Item 1. Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. There were no material developments during the quarter ended September 30, 2005 relative to these pending matters.

Item 2. Changes in Securities

None.

Item 3. Defaults by the Company on its Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #    Description
---------    -----------
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

10.4         Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated
              June 22, 1995 (5)
10.5         Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995 (5)
10.6         Managing Agent Agreement between Medizone International, Inc. and
              Medizone New Zealand Limited, dated June 22, 1995 (5)
10.7         Funding commitment letter from Groundell Trust (6)
10.8         Letter re: change in certifying accountants (6)
31.1         Certification of President and Chief Executive Officer under
              Section 302 of Sarbanes-Oxley Act of 2002
31.2         Certification of Chief Financial Officer under Section 302 of
              Sarbanes-Oxley Act of 2002
32.1         Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2         Certification under Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to annual report on form 10-K for the year ended December 31, 1998.
(2) Incorporated by reference to registration statement on Form S18 (Registration No. 293277D), effective May 14, 1985.
(3) Incorporated by reference to annual report on Form 10K for the period ended December 31, 1986.
(4) Incorporated by reference to annual report on Form 10K for the period ended December 31, 1992.
(5) Incorporated by reference to current report on Form 8K, dated June 22, 1995.
(6) Incorporated by reference to annual report on Form 10KSB for the period ended December 31, 2001.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MEDIZONE INTERNATIONAL, INC.
                          (Registrant)

November 18, 2005     /s/ Edwin G. Marshall
                      Edwin G. Marshall, Chairman and Chief Executive Officer
                      (Principal Executive Officer)

November 18, 2005     /s/ Steve M. Hanni
                      Steve M. Hanni, Chief Financial Officer
                      (Principal Accounting Officer)