Form 10KSB
period 2005-12-31
MEDIZONE INTERNATIONAL INC
filed 2006-04-17
CIK 753772

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

 X

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer’s telephone number (415) 868-0300

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer is in the development stage and had no revenues for its most recent fiscal year.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $964,118 on March 31, 2006 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board and the "pink sheets" of the National Daily Quotation Bureau.

On March 31, 2006, the registrant had 161,170,387 shares of common stock, par value $.001 per share, issued and outstanding.

Documents Incorporated by Reference

The issuer does not incorporate any documents by reference in this report.

Transitional Small Business Disclosure Format (Check one): Yes __   No X

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

1

Item 2.

Description of Property

15

Item 3.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

PART II

Item 5

Market for Common Equity, and Related Stockholder Matters

16

Item 6.

Management's Discussion and Analysis or Plan of Operation and Small Business Issuer

Purchases of Equity Securities

16

Item 7.

Financial Statements

18

Item 8.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

18

Item 8A.

Controls and Procedures

18

Item 8B.

Other Information

18

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

19

Item 10.

Executive Compensation

20

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

21

Item 12.

Certain Relationships and Related Transactions

21

Item 13.

Exhibits

22

Item 14.

Principal Accountant Fees and Services

23

Signatures

23

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Medizone" or the "Company" include Medizone International, Inc., a Nevada corporation, and its subsidiaries.

1

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

General

Medizone International, Inc., a Nevada corporation (“Medizone”), organized in 1986, is a development stage company.  To date, our business activity has been limited to (i) seeking regulatory approval of a precise mixture of ozone and oxygen called MEDIZONE® (sometimes referred to in this report as the "Drug"), and our process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; and (ii) developing or acquiring the related technology and equipment for the medical application of our products, including our drug production and delivery system (the “Medizone Technology").

The Drug is intended to be used as a therapeutic drug in humans to inactivate certain viruses, and thereby afford a treatment for certain viral diseases including Human Immunodeficiency Virus (the AIDS-related virus), Hepatitis B, Hepatitis C, Epstein-Barr, herpes and cytomegalovirus, and to decontaminate blood and blood products.

Patents

We own two patents:

•

United States equipment patent (U.S. Patent No. 5,052,382) entitled "Apparatus for the Controlled Generation and Administration of Ozone" ("Patent No. 1"); and

•

United States patent (U.S. Patent No. 6073627) entitled “External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions."  This patent also describes equipment evolutions and treatment envelope design for external medical applications (“Patent No. 2”).

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

On November 2, 2001, we filed U.S. Provisional Patent Application serial no. 10/002943, for “Method and Apparatus for Ozone Decontamination of Biological Liquids.”  This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.

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

The Company’s lack of financial resources has prevented it from making all payments required to maintain patent filings in some jurisdictions and certain of the filings have lapsed.  While some of the lapsed annuities might be redeemed pursuant to local rules and regulations, there is no assurance that the Company will be successful in obtaining the financial resources required within the period that these payments may be made or that redemption payments will be permitted in all jurisdictions.  Should the Company acquire the funding necessary to move forward with its science program, a full review of the patent situation shall be completed and new patents are anticipated which are expected to mitigate the loss of expired patents.  Without funding, the Company’s patents will all expire.

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

•

Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

•

The submission to the Food and Drug Administration (the "FDA") of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence;

•

Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•

The submission of a New Drug Application to the FDA; and

•

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

Clinical Trials

Clinical trials involve the administration of the new product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices standard under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population in order to:

•

Determine the efficacy of the product for specific, targeted indications;

•

Determine dosage tolerance and optimal dosage; and

•

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

Medizone’s Pre-clinical Studies

Between 1988 and 2000, we sponsored and were the primary beneficiary of research to:

•

Determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases, and

•

Establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature, can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

These pre-clinical projects included the following:

•

Studies to test ozone's ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse;

•

A pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and

•

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

 Instrument Development

In 1998, we entered into an agreement with Biozone Corporation (“Biozone”) under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment and we were granted exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label.  We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants.  The Biozone agreement had a seven year term and will lapse this year if not renewed.

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

We presently own all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation ("MedCan").  MedCan was a participant in the Canadian Blood Forces Program's SIV Study.  The Canadian government requires that a Canadian entity must perform research accepted under the auspices of Health Canada.  Therefore, future research in Canada will be pursued through MedCan. Future staffing of MedCan will be with Canadian citizens, and MedCan will be operated from Canada.

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

The objectives of the non-profit entity primarily would be to provide access to a highly qualified scientific advisory board and to permit more cost-effective access of treatments and assistance to third world and developing nations.  The Company believes that the non-profit entity should have better access to medical researchers, infectious disease experts, virologists and scholars, including those associated with universities and research facilities.  In addition, the not-for-profit nature of the entity should allow the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company’s technology to as many in need as possible.  The Company would eventually direct a portion of its profits to the non-profit foundation to fund its operations and its research.

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

Employees

As of December 31, 2005, we had one full time employee and four part time employees acting in outside service capacities, including our CFO.  If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.

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

Risk Factors

Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred significant losses since inception, which have resulted in an accumulated deficit of $18,953,819 at December 31, 2005.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

We do not have sufficient financing to meet our operating expenses.  If we are unable to obtain financing, we may be required to take out bankruptcy or liquidate the company.  We have financed operations at a minimal level during the past six years by the sale of common stock in small private placements to accredited investors. Committed funding sources have thus far been unable to perform as promised.  We have pursued and continue to pursue funding opportunities; however no significant financing transactions have been completed as of the date of this Report.

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

Although we expect to conduct clinical tests and trials of our technology, the outcome of such tests and trials is uncertain and cannot be guaranteed.  If our tests and trials are not acceptable to the governing authorities, we will not obtain the approvals required to market our products in the United States and other jurisdictions where such trials are required.  Certain of our planned products constitute medical devices within the meaning of the Food, Drug and Cosmetic Act and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under §510(k) of the FDA Act. For a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval or PMA. Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by Medizone, which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process, or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.

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

Item 3.

Legal Proceedings

During the year ended December 31, 2005, we were a party to the following litigation matters:

Rakas vs. Medizone International, Inc.  A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us.  Therefore, at December 31, 2005, the entire amount of the judgment has been accrued pending additional settlement discussions.

Bottomly vs. Medizone International, Inc., Civil No. 020900403 (Third Judicial District Court for Salt Lake County).  Nathaniel and Ross Bottomly and Jeff Pace, who claim to be shareholders of Medizone, brought this action. Other defendants named in the complaint are Ed and Jill Marshall.  The plaintiffs allege that the company and the Marshalls made untrue statements in connection with the purchase of securities regarding certain funding transactions that we anticipated.  In addition, the plaintiffs allege that the Marshalls have breached their duties to our shareholders by making untrue statements regarding the funding transactions and that they otherwise mismanaged the company. The company and the Marshalls deny any wrongdoing and have vigorously defended themselves against the claims of the plaintiffs.  The Marshalls and the Company filed an answer with the court on February 25, 2002.  On April 12, 2002, we also filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission, responding to the allegations of the Bottomlys and Pace in proxy solicitation materials they circulated to certain of our shareholders. On November 9, 2005, the court dismissed the action for failure to prosecute.

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

The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2004 and 2005. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

		Bid Price
Year	Calendar Period	High	Low

2004	First Quarter	$0.04	$0.01
	Second Quarter	$0.03	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.04	$0.01

2005	First Quarter	$0.02	$0.01
	Second Quarter	$0.08	$0.01
	Third Quarter	$0.01	$0.01
	Fourth Quarter	$0.01	$0.01

As of March 31, 2006, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.

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

Recent Sales of Unregistered Securities

No shares of common stock were issued during the years ended December 31, 2004 or 2005.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations. We had a net loss in 2005 of $326,153 compared to a net loss of $371,395 in 2004, primarily due to the decrease in legal and consulting costs from 2004 to 2005.

In 2005 and 2004, the Company expended no funds for research and development expenses.  Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.

General and administrative expenses in 2005 totaled $301,773, compared to $344,935 in 2004. These expenses include professional fees, payroll, insurance costs and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last five years.

Notes payable totaled $280,491 at December 31, 2005 and 2004 (no change in principal owed).  Interest expense on these obligations totaled $23,656 and $25,249 in 2005 and 2004, respectively.  The applicable interest rates on this debt ranged from 0% to 10% percent per annum.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficiency of $2,991,274, compared to a working capital deficiency of $2,665,121 at December 31, 2004.  The stockholders’ deficit at December 31, 2005 was $2,991,274 compared to $2,665,121 at December 31, 2004.

We continue to require additional investments to fund research necessary to make the appropriate regulatory applications for our technology and products and to continue operations.  Our only source of financing to date has been the sale of our common stock.  During 2005, we generated cash of $62,028 through financing activities, primarily through stock deposits of $69,000, less net repayments on shareholder advances totaling $8,447.

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

Forward-Looking Statements and Risks

The statements contained in this Report on Form 10-KSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis or Plan of Operation regarding financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the this report under the headings “Description of Business” and “Risk Factors.” The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The company believes that many of the risks detailed here are part of doing business in the industry in which it intends to operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and the company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any risks related to these policies on our business operations are discussed in Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements contained in this 10-KSB report. In all material respects, the accounting principles that are utilized conform to generally accepted accounting principles in the United States of America.

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

Item 7.

Financial Statements

Our financial statements are included commencing at page 24 and form a part of this report.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 8B.  Other Information

Not Applicable.

Part III

Item 9.

Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table contains information concerning our directors and executive officers as of December 31, 2005.

Name	Age	Position
Edwin G. Marshall	63	Chairman of the Board, CEO
Richard G. Solomon	63	Director
Daniel Hoyt	66	Director
Steve M. Hanni	38	Chief Financial Officer

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

Richard Garrett Solomon is a Director of Medizone International and an Executive Officer of Medizone New Zealand Limited.  Mr. Solomon has been one of our shareholders since 1992.  In 1995, Mr. Solomon joined with us to form Medizone New Zealand as a 50/50-owned joint venture.  Between January 1996 and February 1997, Mr. Solomon was one of our directors.  He was reappointed to the Board of Directors in May 2000.  Mr. Solomon received a Bachelor of Commerce degree (University of Otago), and a Diploma of Business and Industrial Administration (University of Auckland).  He is an Associate Chartered Accountant.  Mr. Solomon’s career has been in business and investment.  For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited.  He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a).  We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2005, that was not timely filed with the Commission.

Item 10.

  Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Options (#)
Edwin G. Marshall (1)	2005	$170,000(2)	$ 0	0
Chairman and CEO	2004	$170,000(3)	$ 0	0
	2003	$170,000(4)	$ 0	0

(1)

Does not include amounts paid or accrued to Mr. Marshall’s wife (Dr. Jill Marshall), also an officer up until July 1, 2004 at which time she resigned, at $22,500 for 2005 (consulting), $47,500 for 2004 and $95,000 for 2003.  Cash payments of salary or for consulting were made to Dr. Marshall in the amounts of $500 in 2005, $0 in 2004 and 2003.  The remaining balance of $359,583 has been accrued overall, but remains unpaid to Dr. Marshall due to the lack of funds.

(2)

Of the amount indicated, $46,821 has been paid to Mr. Marshall as of the date of this Report.  The remaining amount has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2005 totaled $761,929.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of March 31, 2006, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2005 as CEO of Medizone, and (3) officers and directors at March 31, 2006, as a group.  Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

Number of Shares

Percent of

Name and Address

Beneficially Owned

Outstanding Shares

Edwin G. Marshall (1)

                      12,159,241

     7.1%

Chairman of the Board,

Chief Executive Officer

P.O. Box 742

Stinson Beach, CA 94970

Richard G. Solomon (2)

          7,460,001

      4.4%

Board Member, Medizone International

Director, Medizone New Zealand, Ltd.

77 Seaview Road

Remuera, Auckland 1005

New Zealand

Daniel D. Hoyt (3)

          7,487,408

       4.4%

1 American Square, Suite 1370

Indianapolis, IN 82040

Steve M. Hanni

            150,000

           *

Chief Financial Officer

510 South 200 West

Salt Lake City, UT 84101

All Officers and Directors

as a Group  (4 persons) (4):

27,256,650

     15.9%

* Less than 1%.

(1)

Amount indicated includes (i) 1,020,000 shares owned of record by Jill Marshall, Mr. Marshall’s wife and our former COO, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,129,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Edwin and Jill Marshall as joint tenants and (v) 20,500 shares held in street name.

(2)

Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.  Also includes warrants to purchase 165,000 shares of common stock at $0.05 per share.

(3)

Includes warrants to purchase 3,817,408 shares of common stock at prices ranging from $0.02 to $0.20 per share, and 3,670,000 shares owned of record.

(4)

Based on a total of 171,475,016 shares outstanding.  This amount includes currently exercisable warrants for the purchase of 10,304,629 shares and eliminates all duplicate holdings.

Item 12. Certain Relationships and Related Transactions

During the years ended December 31, 2005 and 2004, no shares of common stock were issued.

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

10.6

Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (5)

a.7

Funding commitment letter from Groundell Trust. (6)

a.8

Letter re: change in certifying accountants (6)

a.1

Certification of Chief Executive Officer

a.2

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

Item 14.    Principal Accountants Fees and Services

Audit Fees

The Company’s independent public accountants for the past two fiscal years have been HJ Associates & Consultants, LLP.  The aggregate fees billed by the Company’s independent public accountants for professional services rendered in fiscal years 2005 and 2004 in connection with (i) the audit of the Company’s annual financial statements set forth in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and December 31, 2004 and (ii) the review of the Company’s quarterly financial statements set forth in its Quarterly Reports on Form 10-QSB for each of its fiscal quarters in such years, totaled approximately $5,750 and $5,900, respectively.

All Other Fees

The Company did not engage HJ Associates & Consultants, LLP on any other matters not otherwise included in the above categories in either fiscal year 2005 or 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

By:   /s/ Edwin G. Marshall

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

By: /s/ Steve M. Hanni

Chief Financial Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin G. Marshall	CEO and Chairman of the Board	April 17, 2006
Edwin G. Marshall

/s/ Steve M. Hanni	Chief Financial Officer	April 17, 2006
Steve M. Hanni	(Principal Financial and Accounting Officer)

/s/ Richard G. Solomon	Director	April 17, 2006
Richard G. Solomon

/s/ Daniel Hoyt	Director	April 17, 2006
Daniel Hoyt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and from inception on January 31, 1986 through December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and from inception on January 31, 1986 through December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders’ equity, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 11, 2006

24

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2005
CURRENT ASSETS
Cash	$ -
Total Current Assets	-

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	-

OTHER ASSETS
Receivable from affiliate, net (Note 1)	-
Total Other Assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 811,567
Bank overdraft	6,475
Due to shareholders (Note 7)	8,681
Stock deposits (Note 7)	69,000
Accrued expenses (Note 3)	1,815,060
Notes payable (Note 6)	280,491
Total Current Liabilities	2,991,274

Total Liabilities	2,991,274

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001 par value
161,170,387 shares issued and outstanding	161,170
Additional paid-in capital	15,801,375
Deficit accumulated during the development stage	(18,953,819)
Total Stockholders' Equity (Deficit)	(2,991,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2005	2004	2005

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	301,773	344,935	14,495,305
Expense on extension of warrants (Note 5)	-	-	1,866,857
Bad debt expense	-	-	48,947
Depreciation and amortization	-	1,211	47,996
Total Expenses	301,773	346,146	19,248,683

Loss from Operations	(301,773)	(346,146)	(19,115,334)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary (Note 1)	-	-	208,417
Interest expense	(24,380)	(25,249)	(987,511)

Total Other Income (Expenses)	(24,380)	(25,249)	(733,223)

LOSS BEFORE EXTRAORDINARY ITEMS	(326,153)	(371,395)	(19,848,557)

EXTRAORDINARY ITEMS
Lawsuit settlement (Note 4)	-	-	415,000
Debt forgiveness (Note 4)	-	-	479,738

Total Extraordinary Items	-	-	894,738

NET LOSS	$ (326,153)	$ (371,395)	$ (18,953,819)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage
Balance, January 31, 1986 (inception)	-	$ -	$ -	$ -	$ -

Initial capitalization of Medizone -
Nevada at $0.03 per share	5,500,000	5,500	-	150,128	-

Common shares issued in acquisition
of Medizone - Delaware (Note 1)	37,500,000	37,500	-	(37,500)	-

Common stock issued for services
rendered in July 1986 at $0.10
per share	50,000	50	-	4,950	-

Common stock issued in conversion
of warrants during 1986 at $0.10
per share	7,814,600	7,815	-	773,645	-

Stock issuance costs	-	-	-	(105,312)	-

Net loss for the year ended
December 31, 1986	-	-	-	-	(796,068)
Balance, December 31, 1986	50,864,600	50,865	-	785,911	(796,068)

Common stock issued upon exercise
of warrants in January 1987 at $0.10
per share	2,600	2	-	257	-

Common stock issued for patent in
March 1987 at $0.69 per share	1,000,000	1,000	-	692,750	-

Common stock issued for cash in
June 1987 at an average price of
$0.16 per share	950,000	950	-	149,050	-

Common stock issued for services
in June and July 1987 at an
average price of $0.12 per share	203,167	203	-	24,314	-

Common stock issued through
exercise of options in August 1987
at $1.75 per share	250,000	250	-	437,250	-

Net loss for the year ended
December 31, 1987	-	-	-	-	(2,749,400)
Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ (3,545,468)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ (3,545,468)

Common stock issued through exercise
of options in January 1988 at $0.50
per share	200,000	200	-	99,800	-

Common stock issued for cash in
September 1988 at $0.08 per share	1,000,000	1,000	-	79,000	-

Common stock issued for services
at an average price of $0.23
per share	35,000	35	-	7,965	-

Additional capital contributed	-	-	-	174,126	-

Net loss for the year ended
December 31, 1988	-	-	-	-	(714,347)

Balance, December 31, 1988	54,505,367	54,505	-	2,450,423	(4,259,815)

Common stock issued for services
at an average price of $0.18 per
Share	261,889	262	-	46,363	-

Common stock issued for cash at
an average price of $0.05 per share	5,790,000	5,790	-	285,710	-

Common stock issued for services
and in lieu of outstanding debt at
an average price of $0.12 per share	4,749,532	4,750	-	578,978	-

Common stock issued upon exercise
of options at $0.16 per share	375,000	375	-	59,125	-

Net loss for the year ended
December 31, 1989	-	-	-	-	(862,051)

Balance, December 31, 1989	65,681,788	$ 65,682	$ -	$ 3,420,599	$ (5,121,866)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1989	65,681,788	$ 65,682	$ -	$ 3,420,599	$ (5,121,866)

Common stock issued for services
at $0.10 per share	880,000	880	-	87,120	-

Common stock issued for cash at an
average price of $0.04 per share	4,250,000	4,250	-	175,250	-

Common stock issued for services
and in lieu of outstanding debt at
an average price of $0.06 per share	2,422,727	2,423	-	137,577	-

Additional capital contributed	-	-	-	100,000	-

Net loss for the year ended
December 31, 1990	-	-	-	-	(606,309)

Balance, December 31, 1990	73,234,515	73,235	-	3,920,546	(5,728,175)

Common stock issued for cash at an
average price of $0.07 per share	4,366,667	4,366	-	305,634	-

Common stock issued for services
At an average price of $0.17 per
Share	425,000	425	-	72,075	-

Common stock issued through
exercise of options at an average
price of $0.45 per share	450,000	450	-	204,050	-

Additional capital contributed	-	-	-	5,000	-

Net loss for the year ended
December 31, 1991	-	-	-	-	(1,220,152)

Balance, December 31, 1991	78,476,182	$ 78,476	$ -	$ 4,507,305	$ (6,948,327)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1991	78,476,182	$ 78,476	$ -	$ 4,507,305	$ (6,948,327)

Common stock issued for services
at $0.20 per share	151,500	152	-	30,148	-

Common stock issued in lieu of
debt at $0.15 per share	250,000	250	-	37,250	-

Common stock issued for cash at
an average price of $0.16 per share	2,702,335	2,702	-	427,648	-

Common stock issued through
exercise of options at $0.50
per share	250,000	250	-	124,750	-

Additional capital contributed	-	-	-	81,100	-

Net loss for the year ended
December 31, 1992	-	-	-	-	(649,941)

Balance, December 31, 1992	81,830,017	81,830	-	5,208,201	(7,598,268)

Common stock issued for services
at an average price of $0.10
per share	5,347,219	5,347	-	542,859	-

Common stock issued for cash at
an average price of $0.18 per share	1,471,666	1,472	-	269,528	-

Common shares subscribed for
at $0.10 per share	-	-	2,619	259,296	-

Net loss for the year ended
December 31, 1993	-	-	-	-	(1,598,342)

Balance, December 31, 1993	88,648,902	$ 88,649	$ 2,619	$ 6,279,884	$ (9,196,610)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1993	88,648,902	$ 88,649	$ 2,619.00	$ 6,279,884	$ (9,196,610)

Common stock issued for services
at $0.10 per share	1,431,590	1,431	-	141,727	-

Common shares subscribed for at
$0.10 per share	-	-	9,552	945,682	-

Common shares subscribed for as
cancellations of indebtedness at
$0.10 per share	-	-	417	41,234	-

Common shares subscribed for as
cancellation of indebtedness at
$0.18 per share	-	-	11,250	2,022,379	-

Issuance of subscribed stock	10,384,900	10,385	(10,385)	-	-

Issuance of shares in recognition
of disparity in purchase price in
Offering	1,125,834	1,126	-	(1,126)	-

Prior period adjustment	-	-	-	-	219,422

Net loss for the year ended
December 31, 1994	-	-	-	-	(1,126,315)

Balance, December 31, 1994	101,591,226	$ 101,591	$ 13,453	$ 9,429,780	$ (10,103,503)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1994	101,591,226	$ 101,591	$13,453.00	$ 9,429,780	$ (10,103,503)

Redeemable common shares
converted to common stock	200,000	200	-	39,800	-

Common stock issued for services
at $0.10 per share	2,050,000	2,050	-	202,950	-

Issuance of subscribed stock	17,524,860	17,524	(17,524)	-	-

Cancellation of common shares	(1,242,727)	(1,242)	-	(70,563)	-

Common shares subscribed for at
$0.10 per share	-	-	9,118	902,707	-

Prior period adjustment	-	-	-	-	71,806

Additional capital contributed	-	-	-	50,000	-

Net loss for the year ended
December 31, 1995	-	-	-	-	(1,081,027)

Balance, December 31, 1995	120,123,359	120,123	5,047	10,554,674	(11,112,724)

Common stock issued for cash
at $0.10 per share	100,000	100	-	9,900	-

Common stock issued for services
At $0.10 per share	1,415,875	1,416	-	140,171	-

Issuance of subscribed stock	8,412,379	8,413	(8,413)	-	-

Common shares subscribed for
at $0.11 per share	-	-	6,456	718,991	-

Net loss for the year ended
December 31, 1996	-	-	-	-	(1,329,395)

Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090	$ 11,423,736	$ (12,442,119)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage
Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090.00	$ 11,423,736	$ (12,442,119)

Issuance of subscribed stock	3,089,680	3,090	(3,090)	-	-

Common shares subscribed for
at $0.07 per share	-	-	5,714	394,287	-

Common stock issued for services
at $0.10 per share	3,746,336	3,746	-	370,886	-

Net loss for the year ended
December 31, 1997	-	-	-	-	(775,559)

Balance, December 31, 1997	136,887,629	136,888	5,714	12,188,909	(13,217,678)

Common stock issued through
exercise of warrants at $0.07
per share	857,142	857	-	59,143	-

Common stock issued in lieu of
debt at $0.05 per share	864,747	865	-	42,372	-

Issuance of subscribed stock	5,714,286	5,714	(5,714)	-	-

Cancellation of common shares	(630,000)	(630)	-	630	-

Common stock issued for services
at $0.05 per share	3,465,000	3,465	-	169,786	-

Common stock issued for services
at $0.09 per share	750,000	750	-	63,785	-

Common stock issued in lieu of
debt at $0.09 per share	967,630	967	-	82,214	-

Common stock issued for services
at $0.08 per share	50,000	50	-	3,700	-

Net loss for the year ended
December 31, 1998	-	-	-	-	(565,761)

Balance, December 31, 1998	148,926,434	$ 148,926	$ -	$ 12,610,539	$ (13,783,439)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage
Balance, December 31, 1998	148,926,434	$ 148,926	$ -	$ 12,610,539	$ (13,783,439)

Common stock issued for services
at $0.07 per share	25,000	25	-	1,725	-

Common stock issued through exercise
of warrants at $0.07 per share	936,507	937	-	64,618	-

Additional expense for extension of
warrants below market value	-	-	-	123,389	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(359,571)
Balance, December 31, 1999	149,887,941	149,888	-	12,800,271	(14,143,010)

Common stock issued through
exercise of warrants at $0.07 per share	3,142,857	3,143	-	216,857	-

Common stock issued for debt at
$0.11 per share	2,020,000	2,020	-	220,180	-

Common stock issued for debt at
$0.147 per share	95,000	95	-	13,905	-

Common stock issued for services
at $0.175 per share	350,000	350	-	60,900	-

Common stock issued for debt at
$0.20 per share	20,000	20	-	3,980	-

Common stock issued for debt at
$0.55 per share	100,000	100	-	54,900	-

Cancellation of common stock	(2,000,000)	(2,000)	-	2,000	-

Common stock issued for services
at $0.285 per share	300,000	300	-	85,200	-

Additional expense for extension of
warrants below market value	-	-	-	1,743,468	-

Net loss for the year ended
December 31, 2000	-	-	-	-	(2,187,138)
Balance, December 31, 2000	153,915,798	$ 153,916	$ -	$ 15,201,661	$ (16,330,148)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2000	153,915,798	$ 153,916	$ -	$ 15,201,661	$ (16,330,148)

Common stock and warrants issued
for cash at $0.20 per share	500,000	500	-	99,500	-

Common stock and warrants issued
for cash at $0.15 per share	200,000	200	-	29,800	-

Common stock and warrants issued
for cash at $0.15 per share	166,666	167	-	24,818	-

Common stock and warrants issued
for cash at $0.18 per share	555,555	555	-	99,441	-

Net loss for the year ended
December 31, 2001	-	-	-	-	(716,054)

Balance, December 31, 2001	155,338,019	155,338	-	15,455,220	(17,046,202)

Common stock and warrants issued
for cash at $0.10 per share	1,000,000	1,000	-	99,000	-

Common stock issued for services
at $0.10 per share	230,000	230	-	22,770	-

Common stock issued for debt
at $0.10 per share	447,368	447	-	44,290	-

Common stock and warrants issued
for cash at $0.10 per share	250,000	250	-	24,750	-

Common stock issued for services
at $0.10 per share	480,000	480	-	47,520	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(687,273)

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ (17,733,475)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ (17,733,475)

Common stock issued in lieu of notes
payable at $0.05 per share	460,000	460	-	22,540	-

Common stock and warrants issued
for cash at $0.05 per share	400,000	400	-	19,600	-

Common stock and warrants issued
for cash at $0.05 per share	100,000	100	-	4,900	-

Common stock issued for services
at $0.05 per share	100,000	100	-	4,900	-

Common stock and warrants issued
for cash at $0.05 per share	165,000	165	-	8,085	-

Common stock and warrants issued
for cash at $0.05 per share	200,000	200	-	9,800	-

Common stock and warrants issued
for services at $0.02 per share	2,000,000	2,000	-	38,000	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(522,796)

Balance, December 31, 2003	161,170,387	161,170	-	15,801,375	(18,256,271)

Net loss for the year ended
December 31, 2004	-	-	-	-	(371,395)

Balance, December 31, 2004	161,170,387	161,170	-	15,801,375	(18,627,666)

Net loss for the year ended
December 31, 2005	-	-	-	-	(326,153)

Balance, December 31, 2005	161,170,387	$ 161,170	$ -	$ 15,801,375	$ (18,953,819)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (326,153)	$ (371,395)	$ (18,953,819)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	1,211	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	-	-	1,866,857
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) in prepaid expenses and deposits	-	-	(48,947)
Increase in accounts payable	80,917	48,994	1,206,097
Increase in accrued expenses	182,958	307,332	2,238,083
Net Cash Used by Operating Activities	(62,278)	(13,858)	(10,398,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	6,475	-	6,475
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	2,011	8,151	30,482
Payment on shareholder advances	(10,458)	-	(16,515)
Capital contributions	-	-	421,847
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	64,000	5,000	69,000
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	62,028	13,151	10,446,713
NET INCREASE (DECREASE) IN CASH	(250)	(707)	-
CASH AT BEGINNING OF PERIOD	250	957	-
CASH AT END OF PERIOD	$ -	$ 250	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
From Inception
on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2005	2004	2005

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ -	$ -	$ 26,483
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ -	$ -	$ 3,131,916
Stock issued for conversion of debt	$ -	$ -	$ 4,139,230
Stock issued for license agreement and patent	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada), and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan).  Collectively, they are referred to herein as the “Company”.  Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature.  Effective March 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

Medizone-Delaware was incorporated on January 31, 1986 under the state laws of Delaware.  Medizone-Delaware was organized to seek regulatory approval for a MEDIZONE(R) drug, a precise mixture of ozone and oxygen for the purpose of inactivating lipid enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases.  It is also trying to develop or acquire the related technology and equipment for the medical application of the products, including the drug production and delivery system.

At the time of the acquisition of Medizone-Delaware, Medizone-Nevada was essentially inactive, with no operations and minimal assets.  Additionally, the exchange of Medizone-Nevada’s common stock for the common stock of Medizone-Delaware resulted in the former stockholders of Medizone-Delaware obtaining control of Medizone-Nevada.  Accordingly, Medizone-Delaware became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Medizone-Delaware with no adjustment to the basis of Medizone-Delaware’s assets acquired or liabilities assumed.  For legal purposes, Medizone-Nevada was the surviving entity.

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

December 31, 2005 and 2004

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

b.  Formation of Joint Venture

On June 22, 1995, the Company entered into a series of contracts which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited (MNZ).  MNZ, a privately held corporation equally owned by the Company and Solwin Investments Limited (Solwin), a New Zealand corporation, is a research and development stage company whose objective is to obtain regulatory approval for the distribution of the Company’s patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

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

Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand.  MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement.  The License Agreement will terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010.  The Company is to receive a guaranteed minimum royalty (the Guaranteed Minimum Royalty) in an amount to be agreed to by the Company and MNZ, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of the Company’s proprietary technology have been obtained in New Zealand.  If the Company and MNZ are unable to agree upon the amount of the Guaranteed Minimum Royalty, the Company may terminate the license on thirty days notice.  Commencing on the first sale to a user by MNZ, the Company will receive a sales royalty in an amount equal to 10% of MNZ’s gross annual sales under the License Agreement.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

b.  Formation of Joint Venture (Continued)

Pursuant to the Managing Agent Agreement, MNZ will act as the Company’s agent in the finding of other licensees of the Company’s patents and trademark in the following countries: Australia (including Australia and New Zealand), the South Pacific Islands, and South East Asia (including the Philippines, Indonesia and Vietnam).  Licensing fees obtained as a result of the Managing Agent Agreement will be divided between the Company and MNZ on a sliding scale as set forth below:

	Medizone International, Inc.	Medizone New Zealand Limited

Initial license	50%	50%

Subsequent license fees up to $500,000	50%	50%

Subsequent license fees between $500,000 and $750,000	75%	25%

Subsequent license fees in excess of $750,000	85%	15%

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

Pursuant to Emerging IssuesTask Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture.  The investment is recorded at $-0- as of December 31, 2005.

c.  Business Activities

The Company’s objective is to gain regulatory approval for the medical uses of ozone to inactivate certain viruses and to assist in the treatment of certain diseases and to develop, promote and distribute ozone-generating equipment and related products for medical applications.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

d.  Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

e.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

f.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2005	2004
Numerator
- Loss before extraordinary items	$ (326,153)	$ (371,395)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

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

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

h.  Receivable from Affiliate

The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis.  MNZ currently has minimal assets and operations.  Management has recorded an allowance for the full amount of the loan as of December 31, 2005.

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

At December 31, 2005, the Company had net operating loss carryforwards of approximately $12,800,000 that may be offset against future taxable income and expire in years 2006 through 2025.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax benefit differs from the amount computed at the federal statutory rates as follows:

	For the Years Ended December 31,
	2005	2004

Income tax benefit at statutory rate	$ 55,846	$ 29,615
Change in valuation allowance	(55,846)	(29,615)

	$ -	$ -

Deferred tax assets at December 31, 2005 and 2004 are comprised of the following:

	2005	2004

Net operating loss carryforwards	$ 5,002,300	$ 4,818,400
Accrued expenses	707,900	-
Valuation allowance	(5,710,200)	(4,818,400)

	$ -	$ -

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

m.  Stock Options and Warrants

Prior to 2005, the Company applies Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost was recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS No. 148”) required the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

Under the provisions of SFAS No. 148, the Company’s net loss for the year ended December 31, 2004 would have been unchanged from the reported net loss.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires that the use of APB Opinion No. 25 be discontinued and that compensation cost related to share-based employee compensation transactions be recognized in the financial statements.  The Company adopted the revised standard during fiscal year 2005, but had no share-based employee compensation during the year ended December 31, 2005.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

n.  Patents

In March 1987, the Company acquired a patent from Immunologics Limited Partnership (Immunologics) in exchange for 1,000,000 shares of the Company’s common stock.  In 1988, Immunologics purchased for $25,000, 5,000,000 shares of the Company’s common stock from the former Chairman and Chief Executive Officer of the Company.

The patent covers a procedure for “ozone decontamination of blood and blood products” through the treatment of stored blood and blood components.  The Board of Directors assigned a value of approximately $700,000 to the patent based upon the fair market value of the stock on the date of acquisition together with related legal costs.  The Company charged the cost of the patent to research and development expense at acquisition because the FDA has not approved the technologies covered by the patent.  Additionally, the Company agreed to pay the seller a royalty fee equal to 3% of the net receipts received by the Company in connection with the sale of any product, device or apparatus which embodies the patent.  The Company’s management considers the acquisition and retention of the patent to be material in its development and prospects.  In 1992, the General Partner of Immunologics became chairman of the Company’s Board of Directors and subsequently resigned from the Company’s Board of Directors in September 1993.

o.  Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

p.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

p.  Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

p.  Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

p.  Recent Accounting Pronouncements (Continued)

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005:

Office equipment	$ 19,249
Furniture	6,307
25,556
Accumulated depreciation	(25,556)

Net property and equipment	$ -

Depreciation expense for the years ended December 31, 2005 and 2004 was $0 and $1,211, respectively.

NOTE 3 -

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005:

Accrued payroll and consulting	$ 1,415,845
Accrued interest	289,369
Accrued payroll taxes	99,716
Other accruals	10,130

Total	$ 1,815,060

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

On December 3, 1999, the Company filed a complaint in the Third District Court of Salt Lake County, Utah against its former Chief Financial Officer.  Among other things, the complaint filed by the Company sought a declaration from the Court regarding the enforceability of the former officer’s employment contract, the right of the Company to terminate his employment and other relief.  A settlement was agreed upon, under the terms of which the Company agreed to withdraw its complaint with prejudice and the former officer waived any further claim for wages or other compensation under his employment agreement.  In addition, the former officer consented to the cancellation of 2,000,000 shares of common stock issued to him in prior years.  On April 6, 2000, the Company settled this matter by paying its former Chief Financial Officer $35,000 and the Company received the 2,000,000 shares of common stock back for cancellation.  The Company recognized a $127,000 gain on settlement of debt due to the fact that at the time of settlement, the Company had accrued $162,000 of debt to the former Chief Financial Officer.

In January of 2000, the Company received $415,000 from its former President and Chief Executive Officer who was under an order of restitution from the State of New York.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 4 -

COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Board of Directors approved the following salaries for its key officers during 1999 to commence January 1, 2000: 1) $170,000 a year for the Company’s C.E.O., 2) $170,000 a year for the Company’s President and Director of Research, and 3) $95,000 a year for the Company’s C.O.O. and Corporate Secretary.  The Company’s President and Director of Research was terminated effective December 31, 2001, thus no additional accrual was recorded subsequent to this date.  The Company’s C.O.O. and Corporate Secretary resigned effective July 1, 2004.

The Company is also party to litigation matters as follows:

Rakas vs. Medizone International, Inc.   A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded the original default judgment in the amount of $143,000 at December 31, 2005.  The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

Bottomly et al. vs. Medizone International, Inc. et al.  This action was brought by certain individuals who claim to be shareholders of the Company, who have alleged that the current officers and directors of the Company have mismanaged the Company’s finances.  They also allege that the Company and certain officers had made untrue statements in connection with the purchase of securities regarding certain funding transactions that the Company anticipated.  The Company denies any wrongdoing and intends on vigorously contesting the case.  The Company and the accused officers filed an answer with the court on February 25, 2002.  On April 12, 2002, the Company also filed a Schedule 14A Proxy Statement with the Securities and Exchange Commission, responding to the allegations.  On November 9, 2005, the court dismissed the action for failure to prosecute.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

During 1996, the Company received stock subscription agreements for the purchase of 7,254,470 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993.  Approximately $635,447 of these proceeds were from the sale of the Company’s common stock at a per share price of $0.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company).  The remaining $90,000 were from the sale of 900,000 units, each unit consisting of one share of the Company’s common stock at a per share price of $0.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act.  In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation.  The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

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

December 31, 2005 and 2004

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

During 2000, the Company issued 3,142,857 shares of common stock through the exercise of outstanding warrants at $0.07 per share for a total of $220,000.  The Company issued common stock for services in two different instances during the year.  One issuance was of 350,000 shares of common stock for a total of $61,250.  The other issuance was for 300,000 shares of common stock for a total of $85,500.  The Company issued common stock for debt in four separate instances.  The first one being 2,020,000 shares of common stock issued for a total of $222,200.  The second issuance was 95,000 shares of common stock for a total of $14,000.  The third issuance was 20,000 shares of common stock for a total of $4,000.  The fourth issuance was 100,000 shares of common stock for a total of $55,000.  The Company also canceled 2,000,000 shares of common stock pursuant to the settlement agreement with the Company’s former C.F.O. (See Note 4).  The Company also recognized an additional expense of $1,743,468 for the extension of warrants below market value.

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

December 31, 2005 and 2004

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

The Company also issued 2,000,000 shares of restricted common stock to an individual pursuant to a “Letter of Understanding / Employment” whereby the individual was issued the shares as an incentive for him to enter into a future employment agreement with the Company once initial funding is obtained.  The shares have been valued at $0.02 per share, the market price of the common stock on the date of issuance.  The individual was also issued 2,000,000 warrants exercisable at $0.40 per share.  The warrants cannot be exercised, however, unless the individual remains employed by the Company for a minimum of three years.  The warrants carry a five year term and include a cashless exercise option.

As of December 31, 2005, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
750,000	$0.20	May 30, 2006
250,000	$0.20	May 30, 2006
400,000	$0.15	May 30, 2006
166,666	$0.15	May 30, 2006
555,555	$0.18	May 30, 2006
250,000	$0.55	May 30, 2006
1,000,000	$0.10	May 30, 2006
250,000	$0.10	May 30, 2006
400,000	$0.05	May 30, 2006
100,000	$0.05	May 30, 2006
165,000	$0.05	May 30, 2006
200,000	$0.05	May 30, 2006
2,000,000	$0.40	December 26, 2008
409,075	$0.02	June 21, 2006
125,000	$0.02	August 23, 2006
83,333	$0.03	November 12, 2006
100,000	$0.02	April 28, 2007
400,000	$0.02	June 8, 2007
250,000	$0.02	June 16, 2007
400,000	$0.02	July 22, 2007
300,000	$0.02	August 9, 2007
350,000	$0.02	August 24, 2007
300,000	$0.02	Sept. 21, 2007
150,000	$0.02	Sept. 28, 2007
150,000	$0.02	October 21, 2007
450,000	$0.02	November 11, 2007
350,000	$0.02	December 14, 2007

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

On various dates over the past three years up to and including February 21, 2006, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to May 30, 2006, as indicated above.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation.”  Under the provisions of SFAS 123, no additional expense was recorded at the various dates under the Black-Scholes option pricing model for these warrant extensions.

NOTE 6 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest ranging from 8% to 9% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.	37,000

Notes payable to directors and a family member of a director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676

Total Notes Payable	280,491

Less: Current Portion	(280,491)

Long-Term Notes Payable	$ -

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 6 -

NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2006	$ 280,491
2007	-
2008	-
2009	-
2010	-
2011 and thereafter	-

Total	$ 280,491

 NOTE 7 -

ADVANCES FROM SHAREHOLDERS AND STOCK DEPOSITS

During the years ended December 31, 2002, 2003 and 2004, certain directors advanced a total of $8,681 to the Company to cover operating expenses.  These amounts are non-interest bearing, unsecured and due on demand.

In addition, the Company received a total of $69,000 from two separate directors during 2004 and 2005, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 3,408,333 shares of common stock for the $69,000, although the shares have not been issued as of the date of this audit report.  Accordingly, the amount is being shown as a stock deposit at December 31, 2005 until the shares are issued to the directors.

NOTE 8 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2005, which have resulted in an accumulated deficit of $18,953,819 at December 31, 2005.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $2,991,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.  However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 -

GOING CONCERN (Continued)

Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing its drug or the Company’s proprietary technology (the “Medizone Technology”) in the United States until after FDA approval has been granted.  In order to obtain FDA approval, the Company will be required to submit a New Drug Application (“NDA”) for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that the drug and the Medizone Technology have been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects.  The FDA will not grant an NDA unless the application contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses.  Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.

In order to initiate the first phase (i.e., Phase I) of human clinical trials required as part of an NDA, an applicant must submit to the FDA an application for an Investigational New Drug Exemption (“IND”), which contains adequate information to satisfy the FDA that human clinical trials can be conducted without exposing the volunteer human subjects to an unreasonable risk of illness or injury.  The Company submitted an IND application (assigned to the Company by its former president) to the FDA on October 6, 1985, and requested FDA approval to commence human clinical trials using ozone-oxygen to inactivate HIV.  The FDA deemed the IND application to be incomplete, and required the Company to conduct additional animal studies prior to commencing a large animal study and human trials.  In September 1994, after not receiving responses to requests for information from the Company, the FDA inactivated the Company’s IND.  The Company has no present plans to commence a large animal study, which would require, as a precursor, additional small animal and laboratory work.  Accordingly, there can be no assurance that the Company’s IND application will ever be reopened.  Until an NDA has been granted to the Company, it may not distribute ozone-generating devices in the United States, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as “Investigational Devices.”

Because ozone has been used to treat humans in Europe for at least 30 years, the EU is more accepting of human clinical trials of ozone therapies being conducted than is the United States.  Accordingly, management believes that the Company should pursue the option of conducting human clinical trials in Europe, using stringent protocols that will meet EU standards, with a view to utilizing the results of such trials in an effort to obtain EU approval, to market the product in Europe and to reopen the Company’s FDA file.  The Company estimates that 90% of its potential market is outside the United States.

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

December 31, 2005 and 2004

NOTE 8 -

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