Form 10QSB
period 2006-03-31
MEDIZONE INTERNATIONAL INC
filed 2006-06-19
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Issuer’s telephone number)

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

At May 31, 2006, there were 161,170,387 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

1

MEDIZONE INTERNATIONAL, INC.

FORM 10-QSB

INDEX

March 31, 2006

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

March 31, 2006 (Unaudited) and December 31, 2005

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months Ended March 31, 2006 and 2005

2

Consolidated Statements of Cash Flow (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

3

             Notes to the Consolidated Financial Statements

5

Item 2 —Management's Discussion and Analysis or Plan of Operation

9

Item 3 — Controls and Procedures

10

Part II — Other Information

Item 1 — Legal Proceedings

10

Item 2 — Changes in Securities

10

Item 3 — Defaults by the Company on its Senior Securities

10

Item 4 — Submission of Matter to a Vote of Security Holders

10

Item 5 — Other Information

10

Item 6 — Exhibits

11

Signatures

11

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$ 105	$ -
Total Current Assets	105	-

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ 105	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 826,852	$ 811,567
Bank overdraft	-	6,475
Due to shareholders	8,681	8,681
Stock deposits	98,000	69,000
Accrued expenses	1,856,414	1,815,060
Notes payable	280,491	280,491
Total Current Liabilities	3,070,438	2,991,274

Total Liabilities	3,070,438	2,991,274

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 161,170,387 shares issued
and outstanding	161,170	161,170
Additional paid-in capital	15,801,375	15,801,375
Deficit accumulated during the development stage	(19,032,878)	(18,953,819)
Total Stockholders' Equity (Deficit)	(3,070,333)	(2,991,274)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 105	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on January 31,
	Three Months Ended		1986 Through
	March 31,		March 31,
	2006	2005	2006

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	73,145	68,437	14,568,450
Expense on extension of warrants	-	-	1,866,857
Bad debt expense	-	-	48,947
Depreciation and amortization	-	-	47,996
Total Expenses	73,145	68,437	19,321,828

Loss from Operations	(73,145)	(68,437)	(19,188,479)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Interest expense	(5,914)	(5,914)	(993,425)
Total Other Income (Expenses)	(5,914)	(5,914)	(739,137)

LOSS BEFORE EXTRAORDINARY ITEMS	(79,059)	(74,351)	(19,927,616)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	-	-	479,738
Total Extraordinary Items	-	-	894,738

NET LOSS	$ (79,059)	$ (74,351)	$ (19,032,878)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (79,059)	$ (74,351)	$ (19,032,878)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	-	-	1,866,857
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	15,285	25,017	1,221,382
Increase (decrease) in accrued expenses	41,354	49,153	2,279,437
Net Cash Used by Operating Activities	(22,420)	(181)	(10,421,139)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(6,475)	-	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	-	30,482
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	-	421,847
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	29,000	-	98,000
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	22,525	-	10,469,238

NET INCREASE (DECREASE) IN CASH	105	(181)	105
CASH AT BEGINNING OF PERIOD	-	250	-
CASH AT END OF PERIOD	$ 105	$ 69	$ 105

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2006	2005	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ 26,483
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ -	$ -	$ 3,131,916
Stock issued for conversion of debt	$ -	$ -	$ 4,139,230
Stock issued for license agreement	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2006	2005
Numerator
- Loss before extraordinary items	$ (79,059)	$ (74,351)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2006, which have resulted in an accumulated deficit of $19,032,878 at March 31, 2006.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,070,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.  However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

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

March 31, 2006 and December 31, 2005

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

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 -

STOCK DEPOSITS

The Company has received a total of $98,000 from two separate directors during 2004, 2005 and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 4,858,333 shares of common stock for the $98,000, although the shares have not been issued as of the date of this audit report.  Accordingly, the amount is being shown as a stock deposit at March 31, 2006 until the shares are issued to the directors.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

At various dates during 2006, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock.  At March 31, 2006, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
750,000	$0.20	July 31, 2006
250,000	$0.20	July 31, 2006
400,000	$0.15	July 31, 2006
166,666	$0.15	July 31, 2006
555,555	$0.18	July 31, 2006
250,000	$0.55	July 31, 2006
1,000,000	$0.10	July 31, 2006
250,000	$0.10	July 31, 2006
400,000	$0.05	July 31, 2006
100,000	$0.05	July 31, 2006
165,000	$0.05	July 31, 2006
200,000	$0.05	July 31, 2006
2,000,000	$0.40	December 26, 2008
409,075	$0.02	July 31, 2006
125,000	$0.02	August 23, 2006
83,333	$0.03	November 12, 2006
100,000	$0.02	April 28, 2007
400,000	$0.02	June 8, 2007
250,000	$0.02	June 16, 2007
400,000	$0.02	July 22, 2007
300,000	$0.02	August 9, 2007
350,000	$0.02	August 24, 2007
300,000	$0.02	Sept. 21, 2007
150,000	$0.02	Sept. 28, 2007
150,000	$0.02	October 21, 2007
450,000	$0.02	November 11, 2007
350,000	$0.02	December 14, 2007
350,000	$0.02	January 4, 2008
400,000	$0.02	January 20, 2008
350,000	$0.02	February 21, 2006
350,000	$0.02	March 16, 2008

The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”.  Under the provisions of SFAS 123, no additional expense was recorded at the various dates under the Black-Scholes option pricing model for these warrant and option extensions.

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

Three Months Ended March 31, 2006 and 2005

There were no sales during the quarters ended March 31, 2006 or 2005. We made no expenditures for research and development during the quarters ended March 31, 2006 and 2005. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended March 31, 2006, were $73,145 compared to $68,437 during the same period in 2005. These expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last five years.

Interest expense accrued during the three months ended March 31, 2006 and 2005 was $5,914 and $5,914, respectively.

Liquidity and Capital Resources

At March 31, 2006, we had a working capital deficiency of $3,070,333 and stockholders' deficit of $3,070,333.  At December 31, 2005, we had a working capital deficiency of $2,991,274 and stockholders’ deficit of $2,991,274.

Net cash used in operating activities during the three months ended March 31, 2006 was $22,420. This was funded from stock deposits totaling $29,000 for the three months ended March 31, 2006.

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

Our audited financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2005 have been prepared on the assumption that we will continue as a going concern. Through the date of his Report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained, we will be required to discontinue operations. Even if additional financing becomes available there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders. If we fail to receive financing in the near future, we will cease operations.

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•

Rigorous government scrutiny and regulation of our products and planned products;

•

Potential effects of adverse publicity regarding ozone and related technologies or industries;

•

Failure to sustain or manage growth including the failure to continue to develop new products; and

•

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  There were no material developments during the quarter ended March 31, 2006 relative to these pending matters.

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

June 19, 2006

11