Form 10QSB
period 2006-09-30
MEDIZONE INTERNATIONAL INC
filed 2006-12-18
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 30, 2006, there were 161,170,387 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

1

MEDIZONE INTERNATIONAL, INC.

FORM 10-QSB

INDEX

September 30, 2006

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

September 30, 2006 (Unaudited) and December 31, 2005

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Nine Months Ended September 30, 2006 and 2005

2

Consolidated Statements of Cash Flow (Unaudited)

For the Nine Months Ended September 30, 2006 and 2005

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$ 76	$ -
Total Current Assets	76	-

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$ 76	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 858,907	$ 811,567
Bank overdraft	-	6,475
Due to shareholders	14,231	8,681
Stock deposits	108,000	69,000
Accrued expenses	1,968,796	1,815,060
Notes payable	280,491	280,491
Total Current Liabilities	3,230,425	2,991,274
Total Liabilities	3,230,425	2,991,274

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of
$0.001 par value, 161,170,387 shares issued
and outstanding	161,170	161,170
Additional paid-in capital	15,801,375	15,801,375
Deficit accumulated during the development stage	(19,192,894)	(18,953,819)
Total Stockholders' Equity (Deficit)	(3,230,349)	(2,991,274)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 76	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31,
	Three Months Ended		Nine Months Ended		1986 Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
REVENUES	$ -	$ -	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	-	-	-	-	2,685,788
General and administrative	66,708	76,956	211,645	229,960	14,706,950
Expense on extension of warrants	-	-	-	-	1,866,857
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	-	-	-	-	47,996
Total Expenses	66,708	76,956	211,645	229,960	19,460,328

Loss from Operations	(66,708)	(76,956)	(211,645)	(229,960)	(19,326,979)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Interest expense	(10,927)	(5,914)	(27,430)	(17,742)	(1,014,941)
Total Other Income (Expenses)	(10,927)	(5,914)	(27,430)	(17,742)	(760,653)

LOSS BEFORE EXTRAORDINARY ITEMS	(77,635)	(82,870)	(239,075)	(247,702)	(20,087,632)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$ (77,635)	$ (82,870)	$ (239,075)	$ (247,702)	$ (19,192,894)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (239,075)	$ (247,702)	$ (19,192,894)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	-	-	1,866,857
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	47,340	65,813	1,253,437
Increase (decrease) in accrued expenses	153,736	145,253	2,391,819
Net Cash Used by Operating Activities	(37,999)	(36,636)	(10,436,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(6,475)	-	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	5,550	2,011	36,032
Payment on shareholder advances	-	(10,458)	(16,515)
Capital contributions	-	-	421,847
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	39,000	45,000	108,000
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	$ 38,075	$ 36,553	$ 10,484,788

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2006	2005	2006

NET INCREASE (DECREASE) IN CASH	$ 76	$ (83)	$ 76
CASH AT BEGINNING OF PERIOD	-	250	-

CASH AT END OF PERIOD	$ 76	$ 167	$ 76

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ 26,483
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Stock issued for services	$ -	$ -	$ 3,131,916
Stock issued for conversion of debt	$ -	$ -	$ 4,139,230
Stock issued for license agreement	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2006	2005
Numerator
- Loss before extraordinary items	$ (77,635)	$ (82,870)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 2 -

LOSS PER SHARE (Continued)

	For the Nine Months Ended September 30,
	2006	2005
Numerator
- Loss before extraordinary items	$ (239,075)	$ (247,702)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2006, which have resulted in an accumulated deficit of $19,192,894 at September 30, 2006.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,230,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.  However, if the Company is unsuccessful in raising necessary capital, it will most likely be forced to cease operations.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 -

OUTSTANDING WARRANTS AND OPTIONS

At various dates during 2006, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants and options to purchase common stock.  At September 30, 2006, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
750,000	$0.20	December 1, 2006
250,000	$0.20	December 1, 2006
400,000	$0.15	December 1, 2006
166,666	$0.15	December 1, 2006
555,555	$0.18	December 1, 2006
250,000	$0.55	December 1, 2006
1,000,000	$0.10	December 1, 2006
250,000	$0.10	December 1, 2006
400,000	$0.05	December 1, 2006
100,000	$0.05	December 1, 2006
165,000	$0.05	December 1, 2006
200,000	$0.05	December 1, 2006
2,000,000	$0.40	December 26, 2008
409,075	$0.02	December 1, 2006
125,000	$0.02	December 1, 2006
83,333	$0.03	December 1, 2006
100,000	$0.02	April 28, 2007
400,000	$0.02	September 8, 2007
250,000	$0.02	September 16, 2007
400,000	$0.02	July 22, 2007
300,000	$0.02	August 9, 2007
350,000	$0.02	August 24, 2007
300,000	$0.02	Sept. 21, 2007
150,000	$0.02	Sept. 28, 2007
150,000	$0.02	October 21, 2007
450,000	$0.02	November 11, 2007
350,000	$0.02	December 14, 2007
350,000	$0.02	January 4, 2008
400,000	$0.02	January 20, 2008
350,000	$0.02	February 21, 2006
350,000	$0.02	March 16, 2008
250,000	$0.02	April 3, 2008
250,000	$0.02	May 3, 2008

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

September 30, 2006 and December 31, 2005

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 6 -

STOCK DEPOSITS

The Company has received a total of $108,000 from two separate directors during 2004, 2005 and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 5,358,333 shares of common stock for the $108,000, although the shares have not been issued as of the date of these financial statements.  Accordingly, the amount is being shown as a stock deposit at September 30, 2006 until the shares are issued to the directors.

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

Three Months Ended September 30, 2006 and 2005

There were no sales during the quarters ended September 30, 2006 or 2005. We made no expenditures for research and development during the quarters ended September 30, 2006 and 2005. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended September 30, 2006, were $66,708 compared to $76,956 during the same period in 2005. These expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last five years.

Interest expense accrued during the three months ended September 30, 2006 and 2005 was $10,927 and $5,914, respectively.

Nine Months Ended September 30, 2006 and 2005

There were no sales during the nine months ended September 30, 2006 or 2005. We made no expenditures for research and development during the nine months ended September 30, 2006 and 2005. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses for the nine months ended September 30, 2006, were $211,645 compared to $229,960 during the same period in 2005. These expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last five years.

Interest expense accrued during the nine months ended September 30, 2006 and 2005 was $27,430 and $17,742, respectively.

Liquidity and Capital Resources

At September 30, 2006, we had a working capital deficiency of $3,230,349 and stockholders' deficit of $3,230,349.  At December 31, 2005, we had a working capital deficiency of $2,991,274 and stockholders’ deficit of $2,991,274.

Net cash used in operating activities during the nine months ended September 30, 2006 was $37,999. This was funded from stock deposits totaling $39,000 and advances from shareholders totaling $5,550 for the nine months ended September 30, 2006.

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  There were no material developments during the quarter ended September 30, 2006 relative to these pending matters.

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

3.3

Articles of Amendment to Company's Articles of Incorporation (3)

10.1

Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992 (4)

10.2

Loan Agreements between Medizone and John Kells, George Handel and John Pealer, executed as of September 11, 1993 (and promissory notes) (4)

10.3

Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated September 22, 1995 (5)

10.4

Shareholders' Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated September 22, 1995 (5)

10.5

Licensing Agreement between Medizone International, Inc. and MNZ, dated September 22, 1995 (5)

10.6

Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated September 22, 1995 (5)

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

(5)

Incorporated by reference to current report on Form 8-K, dated September 22, 1995.

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

December 18, 2006

13