Form 10KSB
period 2006-12-31
MEDIZONE INTERNATIONAL INC
filed 2008-06-03
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

 X

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

      OR

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

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

Yes [ ]    No [X]

The issuer is in the development stage and had no revenues for the fiscal year ended December 31, 2006.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $4,136,884 on March 31, 2008 based on the average bid and asked prices of such stock as reported in the "pink sheets" of the National Daily Quotation Bureau.  On March 31, 2008, the registrant had 161,170,387 shares of common stock, par value $.001 per share, issued and outstanding.

Documents Incorporated by Reference

The issuer does not incorporate any documents by reference in this report.

Transitional Small Business Disclosure Format (Check one): Yes __   No X

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

14

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

15

PART II

Item 5

Market for Common Equity, Related Stockholder Matters

and Small Business Issuer Purchases of Equity Securities

15

Item 6.

Management's Discussion and Analysis or Plan of Operation

17

Item 7.

Financial Statements

17

Item 8.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

17

Item 8A.

Controls and Procedures

17

Item 8B.

Other Information

17

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate

Goverance; Compliance with Section 16(a) of the Exchange Act

18

Item 10.

Executive Compensation

19

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

19

Item 12.

Certain Relationships and Related Transactions, and Director Independence

20

Item 13.

Exhibits

21

Item 14.

Principal Accountant Fees and Services

22

Signatures

22

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Medizone" or the "Company" include Medizone International, Inc., a Nevada corporation, and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-KSB that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in this report under the headings “Risk Factors” at pages 10 through 14.  The fact that some of these risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission (“SEC”) means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements.

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

We have owned two patents:

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

Patent No. 1, which covers an apparatus for the controlled generation, monitoring and dosage of the Drug, was developed by a consultant engineer of the Company, and issued and assigned to the Company in 1991.  It was developed to provide the physical means to deploy our previously patented process for ozone decontamination of blood and blood products through the treatment of blood and blood components. We hold several foreign patents based on this patent in Canada, the European Community, Australia, Malaysia, Hong Kong and Japan.  While this patent has now expired due to the 17-year expiration of rights, the Company has been working on new advances which it believes are patentable that are developments to the original US Patent No. 4,632,980 and US Patent No. 5,052,382.  Should adequate funding become available in the future, the Company anticipates filing new applications with the United States Patent Office for this more highly developed technology.

Patent No. 2 was issued on March 14, 2000. We believe that this patent will strengthen our existing technology patents as it addresses advanced developments with ozone generating equipment. The patent additionally describes the equipment and protocols necessary to treat external wounds, burns and ulcerations.  Due to past due fees being owed, the Company will need to bring this patent current should funding become available.

On November 2, 2001, we filed U.S. Provisional Patent Application serial no. 10/002943, for “Method and Apparatus for Ozone Decontamination of Biological Liquids.”  This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.

We also owned a process patent (U.S. Patent No. 4,632,980) entitled "Ozone Decontamination of Blood and Blood Products," covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components.  That patent expired in February 2003.  Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patents 1 and 2 described above. We do not believe the expiration of this patent will prevent us from proceeding with our business plan as outlined in this report if and when adequate financial backing has been received by the Company.

The Company’s lack of financial resources has prevented it from making all payments required to maintain patent filings in some jurisdictions and certain of the filings have lapsed.  While some of the lapsed annuities might be redeemed pursuant to local rules and regulations, there is no assurance that the Company will be successful in obtaining the financial resources required within the period that these payments may be made or that redemption payments will be permitted in all jurisdictions.  Should the Company acquire the funding necessary to move forward with its science program, a full review of the patent situation shall be completed and new patents are anticipated which are expected to mitigate the loss of expired patents.  There is no assurance that such funding will be obtained.

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

We previously entered into a research agreement with a foreign national research center to proceed with a Phase I/II human Hepatitis C trial.  The protocols for the proposed testing are designed with the intention of producing a peer-reviewed, journal-published article on our ozone therapy for the Hepatitis C virus.  The trial will be blind, and the country of origin and laboratories in Canada will share the data produced.  This proposed trial is considered a major step toward our goal to conduct similar tests in Canada and eventually with the FDA.  The proposal anticipates substantial collaborative efforts by the parties to share information with appropriate regulatory bodies in both countries.  While we continued development work to proceed with this trail through 2001, no substantive progress has been made since 2001, and additional funding will be required to start the trial and see it through to completion.  Due to the location of this country and current world events in the middle east, we currently believe it is unlikely we will proceed with trials in that region of the world at this time.

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

 Instrument Development

In 1998, we entered into an agreement with Biozone Corporation (“Biozone”) under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment and we were granted exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label.  We have agreed with Biozone that it may retain the right to market its other industrial applications, such as water treatment plants.  The Biozone agreement has now expired although the companies remain on good terms.

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

The objectives of the non-profit entity primarily would be to provide access to a highly qualified scientific advisory board and to permit more cost-effective access of treatments and assistance to third world and developing nations.  The Company believes that the non-profit entity should have better access to medical researchers, infectious disease experts, virologists and scholars, including those associated with universities and research facilities.  In addition, the not-for-profit nature of the entity should allow the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company’s technology to as many in need as possible.  The Company would eventually direct a portion of its profits to the non-profit foundation to fund its operations and its research.  It is also anticipated that the Company will pay the establishment costs for the foundation start-up, and some of those initial costs have already been paid.

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

Employees

As of December 31, 2006, we had one full-time employee and one part-time employee, acting on an outside service capacity as our CFO.  The Company also has one part-time consultant for business operations and one part-time medical affairs consultant.  If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.

Status of Research Activity

We entered into a research agreement in 2001 with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proves successful, we would enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product.  That trial progressed satisfactorily through the first stages, but was interrupted while product development of the gas-serum interface system was finalized.  The new interface development has been completed to a prototype stage.  The Company believes this new interface device will provide a stable and measurable platform for drug delivery in future trials and also provide future income as a disposable to be used with each treatment should approvals be obtained from regulatory agencies following further research.  The lack of funding, however, has placed these projects on hold, and there is no assurance that we will be able to complete them as originally planned even if funding becomes available.

Risk Factors

Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred significant losses since inception, which have resulted in an accumulated deficit of $19,310,249 at December 31, 2006.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

We currently do not have sufficient financing to meet our operating expenses.  If we are unable to obtain additional financing, we may be required to take out bankruptcy or liquidate the company.  We have financed operations at a minimal level during the past six or seven years by the sale of common stock in small private placements to accredited investors. Significant committed funding sources have thus far been unable to perform as promised.  We have pursued and continue to pursue funding opportunities; however no significant financing transactions have been completed as of the date of this Report.  During April 2008, however, the Company was able to raise $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share, which funds are being used to bring the Company’s filings with the Securities and Exchange Commission current and pay other corporate obligations.  There is no assurance that the Company will successfully accomplish its objectives or that additional financing will be obtained.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our shareholders and may adversely affect the trading prices of our common stock.  We have funded development and operations activities to date primarily from the sale of common stock.  We do not have significant adequate financing at this time and will require substantial additional capital to meet our obligations, as previously described.  The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will most likely be obtained through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

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

Item 3.

Legal Proceedings

Rakas vs. Medizone International, Inc.  A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us.  Therefore, at December 31, 2006, the entire amount of the judgment, plus fees of $21,308, has been accrued pending additional settlement discussions.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company will hold an annual meeting of shareholders at such time as it has obtained financing, of which there can be no assurance given.

Part II

Item 5.

Market for Common Equity, Related Stockholder Matters, and Small Business Issuer

 Purchases of Equity Securities

Our common stock was traded on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "MZEI" until May 2007, at which time, due to our failure to timely file our Annual Report on Form 10-KSB for the year ended December 31, 2006, we received a delisting notice from the NASD.  Our common stock is now traded on the Pink Sheets under the symbol “MZEI.PK”.

The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2005 and 2006. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

		Bid Price
Year	Calendar Period	High	Low

2005	First Quarter	$0.02	$0.01
	Second Quarter	$0.08	$0.01
	Third Quarter	$0.01	$0.01
	Fourth Quarter	$0.01	$0.01

2006	First Quarter	$0.02	$0.01
	Second Quarter	$0.01	$0.01
	Third Quarter	$0.01	$0.01
	Fourth Quarter	$0.01	$0.01

As of March 31, 2008, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.

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

Recent Sales of Unregistered Securities

No shares of common stock were issued during the years ended December 31, 2005 or 2006, due to a credit freeze by the Company’s stock transfer agent.  However, the Company has received a total of $110,100 from certain Company directors towards the purchase of 5,463,333 shares of common stock that have been approved by the Company’s board of directors, which shares will be issued once the credit freeze is removed.  Accordingly, the $110,100 has been recorded as a stock deposit in the accompanying financial statements as of December 31, 2006.  The shares underlying this stock deposit were issued during 2008.  The Company has not repurchased any of its equity securities.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations. We had a net loss in 2006 of $356,430 compared to a net loss of $326,153 in 2005, primarily due to increased interest costs incurred during 2006 on past due debt.

In 2006 and 2005, the Company expended no funds for research and development expenses.  Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.

General and administrative expenses in 2006 totaled $312,598, compared to $301,773 in 2005. These expenses include professional fees, payroll, insurance costs and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last six years.

Notes payable totaled $280,491 at December 31, 2006 and 2005 (no change in principal owed).  Interest expense on these obligations totaled $23,656 and $23,656 in 2006 and 2005, respectively.  The applicable interest rates on this debt ranged from 8% to 10% percent per annum.

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficiency of $3,118,740, compared to a working capital deficiency of $2,991,274 at December 31, 2005.  The stockholders’ deficit at December 31, 2006 was $3,343,592 compared to $2,991,274 at December 31, 2005.

We continue to require additional investments to finance our operations and to fund research necessary to make the appropriate regulatory applications for our technology and products and to continue operations.  Our only source of financing to date has been the periodic sale of our common stock.  During 2006, we generated cash of $41,531 through financing activities, primarily through stock deposits of $41,100 and shareholder advances totaling $5,550.

Given current negative cash flows, it will be difficult for us to continue as a going concern without an influx of significant capital. While we have continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.  In addition, previously anticipated and announced financing commitments have failed to be fulfilled.

During April 2008, the Company raised $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share.  The proceeds from this transaction will be used to pay professional fees and other expenses related to the Company’s reporting obligations with the Securities and Exchange Commission and for general operating expenses.

Our audited financial statements included in this annual report on Form 10-KSB have been prepared on the assumption that we will continue as a going concern. Through the date of his Report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing, as described, will be required if we are to continue as a going concern. If additional financing is not obtained, we will be required to discontinue operations. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders. If we fail to obtain financing in the near future, we will cease operations.

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

Item 7.

Financial Statements

Our financial statements are included commencing at page 23 and form a part of this report.

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

Item 8B.  Other Information

Not Applicable.

Part III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table contains information concerning our directors and executive officers as of December 31, 2006.

Name	Age	Position
Edwin G. Marshall	64	Chairman of the Board, CEO
Richard G. Solomon	64	Director
Daniel Hoyt	67	Director
Steve M. Hanni	39	Chief Financial Officer

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

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met three times during the year ended December 31, 2006.  All directors attended at least 75% of the meetings of the Board.  The Board has no separate committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a).  We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2006, that was not timely filed with the Commission.

Item 10.

  Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Options (#)
Edwin G. Marshall (1)	2006	$170,000(2)	$ 0	0
Chairman and CEO	2005	$170,000(3)	$ 0	0
	2004	$170,000(4)	$ 0	0

(1)

Does not include the following amounts accrued and payable to Mr. Marshall’s wife (Dr. Jill Marshall), also an officer until  her resignation on July 1, 2004; $27,000 in 2006 (consulting), $22,500 in 2005 (consulting), and $47,500 in 2004.  Cash payments of salary and consulting fees made to Dr. Marshall in those years were $1,000 in 2006, $500 in 2005 and $0 in 2004. A total of $385,583 in salary and fees has been accrued for all periods of her employment by the Company and remains unpaid to Dr. Marshall.

(2)

Of the amount indicated, only $28,000 has been paid to Mr. Marshall.  The balance has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2006 totaled $903,929.

(3)

Of the amount indicated, $46,821 has been paid to Mr. Marshall.  The remaining amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of March 31, 2008, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2006 as CEO of Medizone, and (3) officers and directors at March 31, 2008, as a group.

Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

Number of Shares

Percent of

Name and Address

Beneficially Owned

Outstanding Shares

Edwin G. Marshall (1)

                      12,159,241

     7.1%

Chairman of the Board,

Chief Executive Officer

P.O. Box 742

Stinson Beach, CA 94970

Richard G. Solomon (2)

          7,460,001

      4.4%

Board Member, Medizone International

Director, Medizone New Zealand, Ltd.

77 Seaview Road

Remuera, Auckland 1005

New Zealand

Daniel D. Hoyt (3)

        12,062,408

       7.0%

1 American Square, Suite 1370

Indianapolis, IN 82040

Steve M. Hanni

            150,000

           *

Chief Financial Officer

510 South 200 West

Salt Lake City, UT 84101

All Officers and Directors

as a Group  (4 persons) (4):

31,831,650

     18.6%

* Less than 1%.

(1)

Amount indicated includes (i) 1,020,000 shares owned of record by Jill Marshall, Mr. Marshall’s wife, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 6,129,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants and (v) 20,500 shares held in street name.

(2)

Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.  Also includes warrants to purchase 165,000 shares of common stock at $0.05 per share.  Does not include shares to be issued based upon stock subscriptions received totaling $2,500 as of December 31, 2006, for which a total of 125,000 shares are to be issued.

(3)

Includes warrants to purchase 8,392,408 shares of common stock at prices ranging from $0.02 to $0.20 per share, and 3,670,000 shares owned of record.  Does not include shares to be issued based upon stock subscriptions received totaling $107,600 as of December 31, 2006, for which a total of 5,338,333 shares are to be issued.

(4)

Based on a total of 171,405,016 shares outstanding.  This amount includes currently exercisable warrants for the purchase of 10,234,629 shares and eliminates all duplicate holdings.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Recent Sales of Unregistered Securities

During the years ended December 31, 2006 and 2005, no shares of common stock were issued without registration under the Securities Act of 1933, as amended.

Director Independence

The Company’s common stock was previously traded on the OTC Bulletin Board and is now quoted on the Pink Sheets.  These markets do not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Shareholder Communications with Directors

If the Company receives correspondence from a shareholder that is addressed to the Board of Directors, we forward it to every director or to the individual director to whom it is addressed.  Shareholders who wish to communicate with the directors may do so by sending their correspondence to the director or directors at the Company’s headquarters at 144 Buena Vista, P.O. Box 742, Stinson Beach, California, 94970.

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

Item 14.    Principal Accountants Fees and Services

Audit Fees

The Company’s independent public accountants for the past two fiscal years have been HJ Associates & Consultants, LLP.  The aggregate fees billed by the Company’s independent public accountants for professional services rendered in fiscal years 2006 and 2005 in connection with (i) the audit of the Company’s annual financial statements set forth in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2006 and December 31, 2005 and (ii) the review of the Company’s quarterly financial statements set forth in its Quarterly Reports on Form 10-QSB for each of its fiscal quarters in such years, totaled approximately $12,650 and $5,750, respectively.

All Other Fees

The Company did not engage HJ Associates & Consultants, LLP on any other matters not otherwise included in the above categories in either fiscal year 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

By:   /s/ Edwin G. Marshall

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

By: /s/ Steve M. Hanni

Chief Financial Officer

Date: May 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin G. Marshall	CEO and Chairman of the Board	May 29, 2008
Edwin G. Marshall

/s/ Steve M. Hanni	Chief Financial Officer	May 29, 2008
Steve M. Hanni	(Principal Financial and Accounting Officer)

/s/ Richard G. Solomon	Director	May 29, 2008
Richard G. Solomon

/s/ Daniel Hoyt	Director	May 29, 2008
Daniel Hoyt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 and from inception on January 31, 1986 through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and from inception on January 31, 1986 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

May 29, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2006
CURRENT ASSETS
Cash	$ 2
Total Current Assets	2

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	-

OTHER ASSETS
Receivable from affiliate, net (Note 1)	-
Total Other Assets	-

TOTAL ASSETS	$ 2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 679,852
Due to shareholders (Note 7)	14,231
Stock deposits (Note 7)	110,100
Accrued expenses (Note 3)	2,034,068
Notes payable (Note 6)	280,491
Total Current Liabilities	3,118,742

CONTINGENT LIABILITIES (Note 4)	224,852

Total Liabilities	3,343,594

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001 par value
161,170,387 shares issued and outstanding	161,170
Additional paid-in capital	15,805,487
Deficit accumulated during the development stage	(19,310,249)
Total Stockholders' Equity (Deficit)	(3,343,592)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2006	2005	2006

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	312,598	301,773	14,807,903
Expense on extension of warrants (Note 5)	-	-	1,866,857
Bad debt expense	-	-	48,947
Depreciation and amortization	-	-	47,996
Total Expenses	312,598	301,773	19,561,281

Loss from Operations	(312,598)	(301,773)	(19,427,932)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary (Note 1)	-	-	208,417
Interest expense	(43,832)	(24,380)	(1,031,343)

Total Other Income (Expenses)	(43,832)	(24,380)	(777,055)

LOSS BEFORE EXTRAORDINARY ITEMS	(356,430)	(326,153)	(20,204,987)

EXTRAORDINARY ITEMS
Lawsuit settlement (Note 4)	-	-	415,000
Debt forgiveness (Note 4)	-	-	479,738

Total Extraordinary Items	-	-	894,738

NET LOSS	$ (356,430)	$ (326,153)	$ (19,310,249)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 1994	101,591,226	$ 101,591	$13,453	$ 9,429,780	$ (10,103,503)

Redeemable common shares
converted to common stock	200,000	200	-	39,800	-

Common stock issued for services
at $0.10 per share	2,050,000	2,050	-	202,950	-

Issuance of subscribed stock	17,524,860	17,524	(17,524)	-	-

Cancellation of common shares	(1,242,727)	(1,242)	-	(70,563)	-

Common shares subscribed for at
$0.10 per share	-	-	9,118	902,707	-

Prior period adjustment	-	-	-	-	71,806

Additional capital contributed	-	-	-	50,000	-

Net loss for the year ended
December 31, 1995	-	-	-	-	(1,081,027)

Balance, December 31, 1995	120,123,359	120,123	5,047	10,554,674	(11,112,724)

Common stock issued for cash
at $0.10 per share	100,000	100	-	9,900	-

Common stock issued for services
At $0.10 per share	1,415,875	1,416	-	140,171	-

Issuance of subscribed stock	8,412,379	8,413	(8,413)	-	-

Common shares subscribed for
at $0.11 per share	-	-	6,456	718,991	-

Net loss for the year ended
December 31, 1996	-	-	-	-	(1,329,395)

Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090	$ 11,423,736	$ (12,442,119)

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ (17,733,475)

Common stock issued in lieu of notes
payable at $0.05 per share	460,000	460	-	22,540	-

Common stock and warrants issued
for cash at $0.05 per share	400,000	400	-	19,600	-

Common stock and warrants issued
for cash at $0.05 per share	100,000	100	-	4,900	-

Common stock issued for services
at $0.05 per share	100,000	100	-	4,900	-

Common stock and warrants issued
for cash at $0.05 per share	165,000	165	-	8,085	-

Common stock and warrants issued
for cash at $0.05 per share	200,000	200	-	9,800	-

Common stock and warrants issued
for services at $0.02 per share	2,000,000	2,000	-	38,000	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(522,796)

Balance, December 31, 2003	161,170,387	161,170	-	15,801,375	(18,256,271)

Net loss for the year ended
December 31, 2004	-	-	-	-	(371,395)

Balance, December 31, 2004	161,170,387	161,170	-	15,801,375	(18,627,666)

Net loss for the year ended
December 31, 2005	-	-	-	-	(326,153)

Balance, December 31, 2005	161,170,387	161,170	-	15,801,375	(18,953,819)

Common stock warrants granted (Note 5)	-	-	-	2,756	-

Additional capital contributed (Note 5)	-	-	-	1,356	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(356,430)

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ (19,310,249)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (356,430)	$ (326,153)	$ (19,310,249)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	2,756	-	1,869,613
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) in prepaid expenses and deposits	-	-	(48,947)
Increase in accounts payable	93,137	80,917	1,299,234
Increase in accrued expenses	219,008	182,958	2,457,091
Net Cash Used by Operating Activities	(41,529)	(62,278)	(10,440,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(6,475)	6,475	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	5,550	2,011	36,032
Payment on shareholder advances	-	(10,458)	(16,515)
Capital contributions	1,356	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	41,100	64,000	110,100
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	41,531	62,028	10,488,244
NET INCREASE (DECREASE) IN CASH	2	(250)	2
CASH AT BEGINNING OF PERIOD	-	250	-
CASH AT END OF PERIOD	$ 2	$ -	$ 2

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

December 31, 2006 and 2005

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

December 31, 2006 and 2005

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

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

b.  Formation of Joint Venture (Continued)

MNZ and the Company will also divide any net royalties paid to the Company pursuant to any license obtained pursuant to the Managing Agent Agreement, with MNZ being paid 10% of the net royalties and the Company receiving 90% of the net royalties.

The principal of MNZ is Richard G. Solomon, who is also a board member of the Company.  Discussions have been ongoing regarding the possibility of the Company acquiring the rights currently held by MNZ, although final terms have not yet been agreed to.  Should this take place in the future, the Company would then own global rights to all of its future products.

The Managing Agent Agreement will expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Pursuant to Emerging IssuesTask Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture.  The investment is recorded at $-0- as of December 31, 2006.

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

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

f.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2006	2005
Numerator
- Loss before extraordinary items	$ (356,430=)	$ (326,153)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

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

h.  Receivable from Affiliate

The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis.  MNZ currently has minimal assets and operations.  Management has recorded an allowance for the full amount of the loan as of December 31, 2006.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

i.  Provision for Taxes (Continued)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $12,823,000 that may be offset against future taxable income and expire in years 2006 through 2026.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax benefit differs from the amount computed at the federal statutory rates as follows:

	For the Years Ended December 31,
	2006	2005

Income tax benefit at statutory rate	$ 137,404	$ 55,846
Change in valuation allowance	(137,404)	(55,846)

	$ -	$ -

Deferred tax assets at December 31, 2006 and 2005 are comprised of the following:

	2006	2005

Net operating loss carryforwards	$ 5,000,900	$ 5,002,300
Accrued expenses	846,700	707,900
Valuation allowance	(5,847,600)	(5,710,200)

	$ -	$ -

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

m.  Stock Options and Warrants

Prior to 2005, the Company applied Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost was recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS No. 148”) requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires that the use of APB Opinion No. 25 be discontinued and that compensation cost related to share-based employee compensation transactions be recognized in the financial statements.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted the revised standard during fiscal year 2005, but had no share-based employee compensation during the year ended December 31, 2005.

During 2006, however, the Company extended the maturity date on various common stock warrants to certain directors and outside consultants (Note 5).  Stock based compensation expense for the year ended December 31, 2006 was $2,756.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

o.  Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

p.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has no present expectation of issuing or acquiring any financial instruments likely to be affected by SFAS 155 in the foreseeable future.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the likely impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe that the application of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Management does not believe that the application of SFAS 158 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

p.  Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact SFAS 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of acquisitions the Company completes after it adopts SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Office equipment	$ 19,249
Furniture	6,307
25,556
Accumulated depreciation	(25,556)

Net property and equipment	$ -

Depreciation expense for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

NOTE 3 -

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006:

Accrued payroll and consulting	$ 1,593,846
Accrued interest	313,024
Accrued payroll taxes	110,515
Other accruals	16,683

Total	$ 2,034,068

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

The Company is also party to litigation matters as follows:

Rakas vs. Medizone International, Inc.   A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308,  at December 31, 2006.  The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

Contingent Liabilities

As of December 31, 2006, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables in which the Company has not received invoices or demands on for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, in order to be conservative, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

December 31, 2006 and 2005

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS

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

December 31, 2006 and 2005

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

December 31, 2006 and 2005

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

On various dates over the past several years up to and including November 3, 2006, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to February 28, 2007, as indicated above (see also Note 9 regarding subsequent extensions through August 31, 2008).  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $2,756 was recorded for the year ended December 31, 2006 under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	4.56% - 5.11%
Expected life	2 to 3 months
Expected volatility	90.75% - 267.52%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	10,304,629	$0.15
Granted (extension of terms)	29,135,367	$0.14
Expired/Canceled	(27,205,367)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,234,629	$0.13
Exercisable	12,234,629	$0.13

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

As of December 31, 2006, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	February 28, 2007
566,666	$0.15	February 28, 2007
555,555	$0.18	February 28, 2007
250,000	$0.55	February 28, 2007
1,250,000	$0.10	February 28, 2007
865,000	$0.05	February 28, 2007
409,075	$0.02	February 28, 2007
83,333	$0.03	February 28, 2007
100,000	$0.02	April 28, 2007
400,000	$0.02	September 8, 2007
250,000	$0.02	September 16, 2007
400,000	$0.02	July 22, 2007
300,000	$0.02	August 9, 2007
350,000	$0.02	August 24, 2007
300,000	$0.02	Sept. 21, 2007
150,000	$0.02	Sept. 28, 2007
150,000	$0.02	October 21, 2007
450,000	$0.02	November 11, 2007
350,000	$0.02	December 14, 2007
350,000	$0.02	January 4, 2008
400,000	$0.02	January 20, 2008
350,000	$0.02	February 21, 2008
350,000	$0.02	March 16, 2008
250,000	$0.02	April 3, 2008
250,000	$0.02	May 3, 2008
105,000	$0.02	December 11, 2008
2,000,000	$0.40	December 26, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2006:

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676

Total Notes Payable	280,491

Less: Current Portion	(280,491)

Long-Term Notes Payable	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2007	$ 280,491
2008	-
2009	-
2010	-
2011	-
2011 and thereafter	-

Total	$ 280,491

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

 NOTE 7 -

ADVANCES FROM SHAREHOLDERS AND STOCK DEPOSITS

During the years ended December 31, 2002, 2003 and 2004, certain directors advanced a total of $8,681 to the Company to cover operating expenses.  An additional $5,550 was advanced during the year ended December 31, 2006.  These amounts are non-interest bearing, unsecured and due on demand.

In addition, the Company has received a total of $110,100 from two separate directors during 2004, 2005, and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 5,463,333 shares of common stock for the $110,100, which shares were eventually issued during May 2008.  Accordingly, the amount is being shown as a stock deposit at December 31, 2006.

NOTE 8 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2006, which have resulted in an accumulated deficit of $19,310,249 at December 31, 2006.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,119,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

Until mid-March 2008, the Company held the belief that it was about to be funded by a significant investor, which investor was waiting for a significant transaction to close prior to being able to fund the Company.  The Company learned, however, that the significant transaction needed by the investor was being delayed and is not expected to close for a significant period of time.

During April 2008, however, the Company was able to raise $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share, which funds are being used to get the Company’s filings with the Securities and Exchange Commission current and other corporate obligations.  The Company also has a verbal commitment from a separate accredited investor that is interested in the Company’s science, for an additional $5,000,000 in funding through the issuance of an additional 50,000,000 restricted shares of common stock at $0.10 per share.  This funding is conditional upon the Company being able to meet certain obligations such as getting its SEC filings current, and is anticipated to occur during July 2008.  No formal written agreements have been entered into, however, on this additional funding.  If the Company is unsuccessful in finalizing this transaction, however, it will most likely be forced to cease operations.  The Company also does not believe that this funding will have a negative impact on the originally anticipated funding source as described in the preceding paragraph, or other sources in the future, should additional funding become available.  The Company would, however, need to increase its authorized shares of common stock which would require the approval of shareholders.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

NOTE 9 -

SUBSEQUENT EVENTS

On various dates subsequent to December 31, 2006, up to and including March 26, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain of the outstanding warrants totaling 10,254,629, as described in Note 5, to purchase common stock to August 31, 2008.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 9 -

SUBSEQUENT EVENTS (Continued)

On August 27, 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.

During April 2008, the Company received a total of $80,000 to be used as start-up funds in order to get the Company’s filings current.  The Company issued a total of 8,000,000 shares of common stock to the investor ($0.01 per share), as remuneration for the $80,000.