Form 10QSB
period 2007-03-31
MEDIZONE INTERNATIONAL INC
filed 2008-06-27
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At June 15, 2008, there were 185,883,720 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [  ]   No [X]

1

MEDIZONE INTERNATIONAL, INC.

FORM 10-QSB

INDEX

March 31, 2007

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

March 31, 2007 (Unaudited) and December 31, 2006

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months Ended March 31, 2007 and 2006

2

Consolidated Statements of Cash Flow (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

3

             Notes to the Consolidated Financial Statements

5

Item 2 —Management's Discussion and Analysis or Plan of Operation

10

Item 3 — Controls and Procedures

12

Part II — Other Information

Item 1 — Legal Proceedings

13

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 — Defaults Upon Senior Securities

13

Item 4 — Submission of Matters to a Vote of Security Holders

13

Item 5 — Other Information

13

Item 6 — Exhibits

13

Signatures

13

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2007 and our audited balance sheet at December 31, 2006; the related unaudited statements of operations for the three month periods ended March 31, 2007 and 2006; and the related unaudited statement of cash flows for the three month periods ended March 31, 2007 and 2006, are attached hereto.

ii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$ 7	$ 2
Total Current Assets	7	2

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ 7	$ 2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 693,052	$ 679,852
Due to shareholders	14,266	14,231
Stock deposits	110,100	110,100
Accrued expenses	2,095,421	2,034,068
Notes payable	280,491	280,491
Total Current Liabilities	3,193,330	3,118,742

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,418,182	3,343,594

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 161,170,387 shares issued
And outstanding	161,170	161,170
Additional paid-in capital	15,806,189	15,805,487
Deficit accumulated during the development stage	(19,385,534)	(19,310,249)
Total Stockholders' Equity (Deficit)	(3,418,175)	(3,343,592)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 7	$ 2

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on January 31,
	Three Months Ended		1986 Through
	March 31,		March 31,
	2007	2006	2007

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	65,969	73,145	14,873,872
Expense on extension of warrants	702	-	1,867,559
Bad debt expense	-	-	48,947
Depreciation and amortization	-	-	47,996
Total Expenses	66,671	73,145	19,627,952

Loss from Operations	(66,671)	(73,145)	(19,494,603)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Interest expense	(8,614)	(5,914)	(1,039,957)
Total Other Income (Expenses)	(8,614)	(5,914)	(785,669)

LOSS BEFORE EXTRAORDINARY ITEMS	(75,285)	(79,059)	(20,280,272)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	-	-	479,738
Total Extraordinary Items	-	-	894,738

NET LOSS	$ (75,285)	$ (79,059)	$ (19,385,534)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (75,285)	$ (79,059)	$ (19,385,534)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	702	-	1,870,315
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	13,200	15,285	1,312,434
Increase (decrease) in accrued expenses	61,353	41,354	2,518,444
Net Cash Used by Operating Activities	(30)	(22,420)	(10,440,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-		(47,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(6,475)	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	35	-	36,067
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	-	29,000	110,100
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	35	22,525	10,488,279

NET INCREASE (DECREASE) IN CASH	5	105	7
CASH AT BEGINNING OF PERIOD	2	-	-
CASH AT END OF PERIOD	$ 7	$ 105	$ 7

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ 26,483
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ -	$ -	$ 3,131,916
Stock issued for conversion of debt	$ -	$ -	$ 4,139,230
Stock issued for license agreement	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007 and December 31, 2006

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2007	2006
Numerator
- Loss before extraordinary items	$ (75,285)	$ (79,059)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2007, which have resulted in an accumulated deficit of $19,385,534 at March 31, 2007.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,193,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007 and December 31, 2006

NOTE 3 -

GOING CONCERN (Continued)

Until mid-March 2008, the Company held the belief that it was about to be funded by a significant investor, which investor was waiting for a significant transaction to close prior to being able to fund the Company.  The Company learned, however, that the significant transaction needed by the investor was being delayed and is not expected to close for a significant period of time.

During April 2008, the Company raised $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share, which funds are being used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations.  The Company has a verbal commitment from an accredited investor to invest $5,000,000 by purchasing 50,000,000 restricted shares of common stock at $0.10 per share.  This commitment is conditioned upon the Company being current in the filing of its reports under the Exchange Act.  No formal written agreements have been entered into with this investor.  If the Company is unsuccessful in finalizing this transaction, it will most likely be forced to cease operations.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007 and December 31, 2006

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

NOTE 5 -

STOCK DEPOSITS

The Company received a total of $110,100 from two directors during 2004, 2005, and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 5,463,333 shares of common stock for the $110,100, which shares were eventually issued during May 2008.  Accordingly, the amount is being shown as a stock deposit at March 31, 2007 and December 31, 2006, respectively.

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including February 1, 2007, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to May 31, 2007, (eventually extended through August 31, 2008).  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $702 was recorded for the three months ended March 31, 2007 under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	5.13%
Expected life	4 months
Expected volatility	238.45%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007 and December 31, 2006

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

A summary of the status of the Company’s outstanding warrants as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,234,629	$0.13
Granted (extension of terms)	5,079,629	$0.14
Expired/Canceled	(5,079,629)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,234,629	$0.13
Exercisable	12,234,629	$0.13

As of March 31, 2007, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	May 31, 2007
566,666	$0.15	May 31, 2007
555,555	$0.18	May 31, 2007
250,000	$0.55	May 31, 2007
1,250,000	$0.10	May 31, 2007
865,000	$0.05	May 31, 2007
509,075	$0.02	May 31, 2007
83,333	$0.03	May 31, 2007
400,000	$0.02	September 8, 2007
250,000	$0.02	September 16, 2007
400,000	$0.02	July 22, 2007
300,000	$0.02	August 9, 2007
350,000	$0.02	August 24, 2007
300,000	$0.02	Sept. 21, 2007
150,000	$0.02	Sept. 28, 2007
150,000	$0.02	October 21, 2007
450,000	$0.02	November 11, 2007
350,000	$0.02	December 14, 2007
350,000	$0.02	January 4, 2008
400,000	$0.02	January 20, 2008
350,000	$0.02	February 21, 2008
350,000	$0.02	March 16, 2008
250,000	$0.02	April 3, 2008
250,000	$0.02	May 3, 2008
105,000	$0.02	December 11, 2008
2,000,000	$0.40	December 26, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007 and December 31, 2006

NOTE 7 -

SUBSEQUENT EVENTS

On various dates subsequent to March 31, 2007, up to and including March 26, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain of the outstanding warrants totaling 10,254,629, as described in Note 6, to purchase common stock to August 31, 2008.

On August 27, 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.

During April 2008, the Company received a total of $80,000 to be used to bring the Company current in its filings under the Exchange Act.  The Company issued a total of 8,000,000 shares of common stock to the investor ($0.01 per share) for the $80,000.

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

Three Months Ended March 31, 2007 and 2006

There were no sales during the quarters ended March 31, 2007 or 2006. We made no expenditures for research and development during the quarters ended March 31, 2007 and 2006. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended March 31, 2007, were $65,969 compared to $73,145 during the same period in 2006. These expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the three months ended March 31, 2007 and 2006 was $8,614 and $5,914, respectively.

Liquidity and Capital Resources

At March 31, 2007, we had a working capital deficiency of $3,193,323 and stockholders' deficit of $3,418,175.  At December 31, 2006, we had a working capital deficiency of $3,118,740 and stockholders’ deficit of $3,343,592.

Net cash used in operating activities during the three months ended March 31, 2007 was $30. This was funded from shareholder advances totaling $35 for the three months ended March 31, 2007.

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

Our unaudited financial statements included in this Report have been prepared on the assumption that we will continue as a going concern. Through the date of his Report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing, as described, will be required if we are to continue as a going concern. If additional financing is not obtained, we will be required to discontinue operations. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will result in immediate and possibly substantial dilution to existing shareholders. If we fail to obtain financing in the near future, we will cease operations.

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

•

Failure to sustain or manage growth including the failure to continue to develop new products; and

•

The ability to obtain needed financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

There have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 was effective for the fiscal year beginning January 1, 2007.  As a result of our history of operating losses, the effects of FIN 48, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the immediate future.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”)  which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us as of January 1, 2007.  We do not expect SAB 108 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an Amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree.  Also in December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS Nos. 141(R) and 160 are scheduled to become effective for us for financial statements issued for fiscal year 2009.  We are currently evaluating the effects, if any, that these statements will have on our future financial position, results of operations and operating cash flows.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  There were no material developments during the quarter ended March 31, 2007 relative to these pending matters.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None

Item 6.

Exhibits

Exhibit 31.01 - Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02 - Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01 - Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02 - Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

June 26, 2008

13