Form 10QSB
period 2007-09-30
MEDIZONE INTERNATIONAL INC
filed 2008-07-03
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

1

MEDIZONE INTERNATIONAL, INC.

FORM 10-QSB

INDEX

September 30, 2007

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

September 30, 2007 (Unaudited) and December 31, 2006

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Nine Months Ended September 30, 2007 and 2006

2

Consolidated Statements of Cash Flow (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

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

Our unaudited balance sheet at September 30, 2007 and our audited balance sheet at December 31, 2006; the related unaudited statements of operations for the three and nine month periods ended September 30, 2007 and 2006; and the related unaudited statement of cash flows for the nine month periods ended September 30, 2007 and 2006, are attached hereto.

ii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$ -	$ 2
Total Current Assets	-	2

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ -	$ 2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 719,467	$ 679,852
Due to shareholders	15,266	14,231
Stock deposits	110,100	110,100
Accrued expenses	2,441,268	2,034,068
Notes payable	280,491	280,491
Total Current Liabilities	3,566,592	3,118,742

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,791,444	3,343,594

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 161,170,387 shares issued
and outstanding	161,170	161,170
Additional paid-in capital	15,815,781	15,805,487
Deficit accumulated during the development stage	(19,768,395)	(19,310,249)
Total Stockholders' Equity (Deficit)	(3,791,444)	(3,343,592)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ -	$ 2

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31,
	Three Months Ended		Nine Months Ended		1986 Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
REVENUES	$ -	$ -	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	-	-	-	-	2,685,788
General and administrative	290,080	66,708	421,996	211,645	15,229,899
Expense on extension of warrants	-	-	10,294	-	1,877,151
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	-	-	-	-	47,996
Total Expenses	290,080	66,708	432,290	211,645	19,993,571

Loss from Operations	(290,080)	(66,708)	(432,290)	(211,645)	(19,860,222)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Interest expense	(8,623)	(10,927)	(25,856)	(27,430)	(1,057,199)
Total Other Income (Expenses)	(8,623)	(10,927)	(25,856)	(27,430)	(802,911)

LOSS BEFORE EXTRAORDINARY ITEMS	(298,703)	(77,635)	(458,146)	(239,075)	(20,663,133)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$ (298,703)	$ (77,635)	$ (458,146)	$ (239,075)	$ (19,768,395)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (458,146)	$ (239,075)	$ (19,768,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	10,294	-	1,879,907
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	39,615	47,340	1,338,849
Increase (decrease) in accrued expenses	407,200	153,736	2,864,291
Net Cash Used by Operating Activities	(1,037)	(37,999)	(10,441,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-		(47,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(6,475)	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	1,035	5,550	37,067
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	-	39,000	110,100
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	1,035	38,075	10,489,279

NET INCREASE (DECREASE) IN CASH	(2)	76	-
CASH AT BEGINNING OF PERIOD	2	-	-
CASH AT END OF PERIOD	$ -	$ 76	$ -

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

September 30, 2007 and December 31, 2006

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

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2007	2006
Numerator
- Loss before extraordinary items	$ (298,703)	$ (77,635)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Nine Months Ended September 30,
	2007	2006
Numerator
- Loss before extraordinary items	$ (458,146)	$ (239,075)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2007 and December 31, 2006

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2007, which have resulted in an accumulated deficit of $19,768,395 at September 30, 2007.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,567,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

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

September 30, 2007 and December 31, 2006

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

NOTE 5 -

STOCK DEPOSITS

The Company has received a total of $110,100 from two separate directors during 2004, 2005, and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 5,463,333 shares of common stock for the $110,100, which shares were eventually issued during May 2008.  Accordingly, the amount is being shown as a stock deposit at September 30, 2007 and December 31, 2006, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2007 and December 31, 2006

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including April 11, 2007, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to December 31, 2007, (eventually extended through August 31, 2008).  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $10,294 was recorded for the nine months ended September 30, 2007 under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	4.97%
Expected life	8.5 months
Expected volatility	218.75%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of September 30, 2007 and changes during the nine months then ended is presented below:

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

September 30, 2007 and December 31, 2006

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

As of September 30, 2007, the following warrants were outstanding:

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

NOTE 7 -

SIGNIFICANT TRANSACTION

On August 27, 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.  Accordingly, the Company has recorded an accrual for additional compensation to these individuals, totaling $225,000, as of September 30, 2007.  These shares were eventually issued during May 2008.

NOTE 8 -

SUBSEQUENT EVENTS

On various dates subsequent to September 30, 2007, up to and including March 26, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain of the outstanding warrants totaling 10,254,629, as described in Note 6, to purchase common stock to August 31, 2008.

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

Three Months Ended September 30, 2007 and 2006

There were no sales during the quarters ended September 30, 2007 or 2006. We made no expenditures for research and development during the quarters ended September 30, 2007 and 2006. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended September 30, 2007, were $290,080 compared to $66,708 during the same period in 2006. The reason for the large increase in the current year was related to additional stock compensation that was recorded for shares to be issued to certain officers, directors and consultants valued at $225,000.  The remaining expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the three months ended September 30, 2007 and 2006 was $8,623 and $10,927, respectively.

Nine Months Ended September 30, 2007 and 2006

There were no sales during the nine months ended September 30, 2007 or 2006. We made no expenditures for research and development during the nine months ended September 30, 2007 and 2006. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the nine months ended September 30, 2007, were $421,996 compared to $211,645 during the same period in 2006. The large increase was due to the additional compensation recorded totaling $225,000, as previously discussed.  The remaining expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the nine months ended September 30, 2007 and 2006 was $25,856 and $27,430, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficiency of $3,566,592 and stockholders' deficit of $3,791,444.  At December 31, 2006, we had a working capital deficiency of $3,118,740 and stockholders’ deficit of $3,343,592.

Net cash used in operating activities during the nine months ended September 30, 2007 was $1,037. This was funded from shareholder advances totaling $1,035 for the nine months ended September 30, 2007.

Given current negative cash flows, it will be difficult for us to continue as a going concern without an influx of significant capital. While we have continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.  In addition, previously anticipated and announced financing commitments have failed to be fulfilled.

During April 2008, the Company raised $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share.  The proceeds from this transaction will be used to pay professional fees and other expenses related to the Company’s reporting obligations with the Securities and Exchange Commission and for general operating expenses..

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

There have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  There were no material developments during the quarter ended September 30, 2007 relative to these pending matters.

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

July 3, 2008

13