Form 10KSB
period 2007-12-31
MEDIZONE INTERNATIONAL INC
filed 2008-07-23
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

 X

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [ ]    No [X]

The issuer is in the development stage and had no revenues for the fiscal year ended December 31, 2007.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $6,902,733 on June 30, 2008 based on the average bid and asked prices of such stock as reported in the "pink sheets" of the National Daily Quotation Bureau.  On June 30, 2008, the registrant had 185,883,720 shares of common stock, par value $.001 per share, issued and outstanding.

Documents Incorporated by Reference

The issuer does not incorporate any documents by reference in this report.

Transitional Small Business Disclosure Format (Check one): Yes __   No X

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

14

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

15

PART II

Item 5

Market for Common Equity and Related Stockholder Matters

and Small Business Issuer Purchases of Equity Securities

15

Item 6.

Management's Discussion and Analysis or Plan of Operation

16

Item 7.

Financial Statements

17

Item 8.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

17

Item 8A.

Controls and Procedures

17

Item 8B.

Other Information

19

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate

Goverance; Compliance with Section 16(a) of the Exchange Act

19

Item 10.

Executive Compensation

20

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

20

Item 12.

Certain Relationships and Related Transactions, and Director Independence

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

Employees

As of December 31, 2007, we had one full-time employee and one part-time employee, acting on an outside service capacity as our CFO.  The Company also has one part-time consultant for business operations and one part-time medical affairs consultant.  If we are successful in obtaining needed financing, we intend to bring on additional personnel and we have identified key members of that team.

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

Risk Factors

Our business is in the development stage and is subject to a number of risks, including, but not limited to the following:

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred significant losses since inception, which have resulted in an accumulated deficit of $19,862,698 at December 31, 2007.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Although we expect to conduct clinical tests and trials of our technology, the outcome of such tests and trials is uncertain and cannot be guaranteed.  If our tests and trials are not acceptable to the governing authorities, we will not obtain the approvals required to market our products in the United States and other jurisdictions where such trials are required.  Certain of our planned products constitute medical devices within the meaning of the Food, Drug and Cosmetic Act and, therefore, may be subject to the FDA's regulations governing medical devices. Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA approval or clearance of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under §510(k) of the FDA Act. For a device to qualify under that procedure, the manufacturer must, among other things, establish that the product is substantially equivalent in intended use, safety and effectiveness to another legally marketed class I or class II device or to a "pre-amendment" class III device for which the FDA has not called for preliminary market approval or PMA. Medical class III is the class reserved for devices deemed by the FDA to pose the greatest risk. Manufacturers of class III devices must file a PMA. PMA applications generally require a much more complex submission than a 510(k) notification and typically require a showing that the device is safe and effective based on extensive and costly clinical and other testing. There can be no assurance that any product developed by the Company, which is deemed to be a medical device for FDA Act purposes will qualify for approval under the 510(k) notification process, or that any such products will be deemed to be safe and effective if required to be qualified under a PMA.

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

Item 3.

Legal Proceedings

Rakas vs. Medizone International, Inc.  A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available to us.  Therefore, at December 31, 2007, the entire amount of the judgment, plus fees of $21,308, has been accrued pending additional settlement discussions.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company will hold an annual meeting of shareholders at such time as it has obtained financing, of which there can be no assurance given.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Our common stock was traded on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "MZEI" until May 2007, at which time, due to our failure to timely file our Annual Report on Form 10-KSB for the year ended December 31, 2006, we received a delisting notice from the NASD.  Our common stock is now traded on the Pink Sheets under the symbol “MZEI.PK”.  The December 31, 2006 Form 10-KSB, however, was filed on June 3, 2008.

The following table summarizes data from the National Quotation Bureau, indicating the high and low bid prices for a share of common stock during each of the four calendar quarters of 2006 and 2007. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

		Bid Price
Year	Calendar Period	High	Low

2006	First Quarter	$0.02	$0.01
	Second Quarter	$0.01	$0.01
	Third Quarter	$0.01	$0.01
	Fourth Quarter	$0.01	$0.01

2007	First Quarter	$0.02	$0.01
	Second Quarter	$0.01	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.03	$0.02

As of June 30, 2008, we estimate that there were approximately 3,500 holders of record of our common stock, and approximately 4,500 beneficial owners.

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

Recent Sales of Unregistered Securities

No shares of common stock were issued during the years ended December 31, 2006 or 2007, due to a credit freeze by the Company’s stock transfer agent.  However, the Company has received a total of $110,100 from certain Company directors towards the purchase of 5,463,333 shares of common stock that have been approved by the Company’s board of directors, which shares underlying this stock deposit were eventually issued during May 2008, once the credit freeze was removed.  Accordingly, the $110,100 has been recorded as a stock deposit in the accompanying financial statements as of December 31, 2007.  The Company has not repurchased any of its equity securities.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

From inception in January 1986, we have been a development stage company primarily engaged in research into the medical uses of ozone.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations. We had a net loss in 2007 of $552,449 compared to a net loss of $356,430 in 2006, primarily due to increased consulting fees, interest costs incurred during 2007 on past due debt, and additional expense recorded as a result of the extension of certain stock purchase warrants outstanding.

In 2007 and 2006, the Company expended no funds for research and development.  Since inception we have spent a total of $2,685,788 for research and development related to our ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs and research stage ozone generator and instrument development.

General and administrative expenses in 2007 totaled $486,101, compared to $312,598 in 2006. These expenses include consulting fees, professional fees, payroll, insurance costs and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last seven years.

Notes payable totaled $280,491 at December 31, 2007 and 2006 (no change in principal owed).  Interest expense on these obligations totaled $23,656 and $23,656 in 2007 and 2006, respectively.  The applicable interest rates on this debt ranged from 8% to 10% percent per annum.

Liquidity and Capital Resources

At December 31, 2007, we had a working capital deficiency of $3,640,452, compared to a working capital deficiency of $3,118,740 at December 31, 2006.  The stockholders’ deficit at December 31, 2007 was $3,865,304 compared to $3,343,592 at December 31, 2006.

We continue to require additional financing to fund our operations and research necessary to make the appropriate regulatory applications for our technology and products and to continue operations.  Our only source of financing to date has been the periodic sale of our common stock.  During 2006, we generated cash of $41,531 through financing activities, primarily through stock deposits of $41,100 and shareholder advances totaling $5,550.  Cash generated through financing activities for 2007 included shareholder advances of $1,035.

Given current negative cash flows, it will be difficult for us to continue as a going concern without an influx of significant capital. While we have continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.  In addition, previously anticipated and announced financing commitments have failed to be fulfilled.

During April 2008, the Company sold 8,000,000 restricted shares of common stock at a purchase price of $0.01 per share for total proceeds of $80,000.  The proceeds from this transaction will be used to pay professional fees and other expenses related to the Company’s reporting obligations with the Securities and Exchange Commission and for general operating expenses.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

•

a documented organizational structure and division of responsibility;

•

established policies and procedures to foster a strong ethical climate which is communicated throughout the Company;

•

regular reviews of our financial statements by qualified individuals; and

•

the careful selection, training and development of our people.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Medizone International, Inc.

July 23, 2008

By:

/s/ Edwin G. Marshall

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

/s/ Steve M. Hanni

Steve M. Hanni

Chief Financial Officer

Item 8B.  Other Information

Not Applicable.

Part III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table contains information concerning our directors and executive officers as of December 31, 2007.

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

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met two times during the year ended December 31, 2007.  All directors attended at least 75% of the meetings of the Board.  The Board has no separate committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the company with copies of all forms filed by them under Section 16(a).  We are not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2007, that was not timely filed with the Commission.

Item 10.

  Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Options (#)
Edwin G. Marshall (1)	2007	$170,000(2)	$ 0	0
Chairman and CEO	2006	$170,000(3)	$ 0	0
	2005	$170,000(4)	$ 0	0

(1)

Does not include the following amounts accrued and payable to Mr. Marshall’s wife (Dr. Jill Marshall), also an officer until  her resignation on July 1, 2004; $26,000 in 2007 (consulting), $27,000 in 2006 (consulting), and $22,500 in 2005 (consulting). Cash payments of salary and consulting fees made to Dr. Marshall in those years were $0 in 2007, $1,000 in 2006 and $500 in 2005. A total of $411,583 in salary and fees has been accrued for all periods of her employment by the Company and remains unpaid to Dr. Marshall.

(2)

Of the amount indicated, no amounts have been paid to Mr. Marshall.  The balance has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2007 totaled $1,073,929.

(3)

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of June 30, 2008, regarding beneficial stock ownership of (1) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, (2) each director and each person who served at any time during fiscal year 2007 as CEO of Medizone, and (3) officers and directors at June 30, 2008, as a group.

Each of the persons in the table below is believed to have sole voting and dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

Number of Shares

Percent of

Name and Address

Beneficially Owned

Outstanding Shares

Edwin G. Marshall (1)

                      15,909,241

     8.0%

Chairman of the Board,

Chief Executive Officer

P.O. Box 742

Stinson Beach, CA 94970

Richard G. Solomon (2)

        10,210,001

      5.1%

Board Member, Medizone International

Director, Medizone New Zealand, Ltd.

77 Seaview Road

Remuera, Auckland 1005

New Zealand

Daniel D. Hoyt (3)

        20,309,816

       10.2%

1 American Square, Suite 1370

Indianapolis, IN 82040

Steve M. Hanni

          1,400,000

           *

Chief Financial Officer

510 South 200 West

Salt Lake City, UT 84101

All Officers and Directors

as a Group  (4 persons) (4):

 47,829,058

     24.1%

* Less than 1%.

(1)

Amount indicated includes (i) 2,270,000 shares owned of record by Jill Marshall, Mr. Marshall’s wife, (ii) 4,936,507 shares owned of record by Sand Dollar, a limited partnership of which Mr. Marshall is the general partner, (iii) 8,629,366 shares owned directly by Mr. Marshall, (iv) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants and (v) 20,500 shares held in street name.

(2)

Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.  Also includes warrants to purchase 165,000 shares of common stock at $0.05 per share, and warrants to purchase 125,000 shares of common stock at $0.02 per share.

(3)

Includes warrants to purchase 8,392,408 shares of common stock at prices ranging from $0.02 to $0.20 per share, and 11,917,408 shares owned of record.

(4)

Based on a total of 198,368,349 shares outstanding.  This amount includes currently exercisable warrants for the purchase of 12,484,629 shares and eliminates all duplicate holdings.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Recent Sales of Unregistered Securities

During the years ended December 31, 2007 and 2006, no shares of common stock were issued without registration under the Securities Act of 1933, as amended.

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

Item 14.    Principal Accountants Fees and Services

Audit Fees

The Company’s independent public accountants for the past two fiscal years have been HJ Associates & Consultants, LLP.  The aggregate fees billed by the Company’s independent public accountants for professional services rendered in fiscal years 2007 and 2006 in connection with (i) the audit of the Company’s annual financial statements set forth in its Annual Report on Form 10-KSB for the fiscal years ended December 31, 2007 and December 31, 2006 and (ii) the review of the Company’s quarterly financial statements set forth in its Quarterly Reports on Form 10-QSB for each of its fiscal quarters in such years, totaled approximately $9,500 and $12,650, respectively.

All Other Fees

The Company did not engage HJ Associates & Consultants, LLP on any other matters not otherwise included in the above categories in either fiscal year 2007 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

By:   /s/ Edwin G. Marshall

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

By: /s/ Steve M. Hanni

Chief Financial Officer

Date: July 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin G. Marshall	CEO and Chairman of the Board	July 23, 2008
Edwin G. Marshall

/s/ Steve M. Hanni	Chief Financial Officer	July 23, 2008
Steve M. Hanni	(Principal Financial and Accounting Officer)

/s/ Richard G. Solomon	Director	July 23, 2008
Richard G. Solomon

/s/ Daniel Hoyt	Director	July 23, 2008
Daniel Hoyt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and from inception on January 31, 1986 through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and from inception on January 31, 1986 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Medizone International, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

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

July 6, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2007
CURRENT ASSETS
Cash	$ -
Total Current Assets	-

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	-

OTHER ASSETS
Receivable from affiliate, net (Note 1)	-
Total Other Assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 733,808
Due to shareholders (Note 7)	15,266
Stock deposits (Note 7)	110,100
Accrued expenses (Note 3)	2,500,787
Notes payable (Note 6)	280,491
Total Current Liabilities	3,640,452

CONTINGENT LIABILITIES (Note 4)	224,852

Total Liabilities	3,865,304

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001 par value
161,170,387 shares issued and outstanding	161,170
Additional paid-in capital	15,836,224
Deficit accumulated during the development stage	(19,862,698)
Total Stockholders' Equity (Deficit)	(3,865,304)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	486,101	309,842	15,291,248
Expense on extension of warrants (Note 5)	30,737	2,756	1,900,350
Bad debt expense	-	-	48,947
Depreciation and amortization	-	-	47,996
Total Expenses	516,838	312,598	20,078,119

Loss from Operations	(516,838)	(312,598)	(19,944,770)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary (Note 1)	-	-	208,417
Interest expense	(35,611)	(43,832)	(1,066,954)

Total Other Income (Expenses)	(35,611)	(43,832)	(812,666)

LOSS BEFORE EXTRAORDINARY ITEMS	(552,449)	(356,430)	(20,757,436)

EXTRAORDINARY ITEMS
Lawsuit settlement (Note 4)	-	-	415,000
Debt forgiveness (Note 4)	-	-	479,738

Total Extraordinary Items	-	-	894,738

NET LOSS	$ (552,449)	$ (356,430)	$ (19,862,698)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ (19,310,249)

Common stock warrants granted (Note 5)	-	-	-	30,737	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(552,449)

Balance, December 31, 2007	161,170,387	$ 161,170	$ -	$ 15,836,224	$ (19,862,698)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (552,449)	$ (356,430)	$ (19,862,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	30,737	2,756	1,900,350
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) in prepaid expenses and deposits	-	-	(48,947)
Increase in accounts payable	53,956	93,137	1,353,190
Increase in accrued expenses	466,719	219,008	2,923,810
Net Cash Used by Operating Activities	(1,037)	(41,529)	(10,441,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(6,475)	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	1,035	5,550	37,067
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	1,356	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	-	41,100	110,100
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	1,035	41,531	10,489,279
NET INCREASE (DECREASE) IN CASH	(2)	2	-
CASH AT BEGINNING OF PERIOD	2	-	-
CASH AT END OF PERIOD	$ -	$ 2	$ -

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

December 31, 2007 and 2006

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

December 31, 2007 and 2006

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

December 31, 2007 and 2006

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

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture.  The investment is recorded at $-0- as of December 31, 2007.

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

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

f.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2007	2006
Numerator
- Loss before extraordinary items	$ (552,449)	$ (356,430)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

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

h.  Receivable from Affiliate

The Company loaned $50,000 in 1996 to MNZ, the joint venture company, on a demand basis.  MNZ currently has minimal assets and operations.  Management has recorded an allowance for the full amount of the loan as of December 31, 2007.

i.  Provision for Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

i.  Provision for Taxes (Continued)

At December 31, 2007, the Company had net operating loss carryforwards of approximately $12,836,000 that may be offset against future taxable income and expire in years 2006 through 2027.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

The income tax benefit differs from the amount computed at the federal statutory rates as follows:

	For the Years Ended December 31,
	2006	2005

Income tax benefit at statutory rate	$ 203,468	$ 137,404
Change in valuation allowance	(203,468)	(137,404)

	$ -	$ -

Deferred tax assets at December 31, 2007 and 2006 are comprised of the following:

	2007	2006

Net operating loss carryforwards	$ 5,005,900	$ 5,000,900
Accrued expenses	1,045,100	846,700
Valuation allowance	(6,051,000)	(5,847,600)

	$ -	$ -

On January 1, 2007, the Company adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

i.  Provision for Taxes (Continued)

The Company files income tax returns in the U.S. federal and California jurisdictions.  The Company is in the process of filing its back tax returns for these jurisdictions.

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

During 2007 and 2006, however, the Company extended the maturity date on various common stock warrants to certain directors and outside consultants (Note 5).  Stock based compensation expense for the years ended December 31, 2007 and 2006 was $30,737 and $2,756, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

December 31, 2007 and 2006

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

Property and equipment consists of the following at December 31, 2007:

Office equipment	$ 19,249
Furniture	6,307
25,556
Accumulated depreciation	(25,556)

Net property and equipment	$ -

Depreciation expense for the years ended December 31, 2007 and 2006 was $0 and $0, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 3 -

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007:

Accrued payroll and consulting (see note below)	$ 2,024,845
Accrued interest	336,680
Accrued payroll taxes	121,779
Other accruals	17,483

Total	$ 2,500,787

Note:  On August 27, 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.  Accordingly, the Company has accrued additional payroll and consulting (included above) totaling $225,000 as of December 31, 2007, the value of the shares to be issued.

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

The Company is also party to litigation matters as follows:

Rakas vs. Medizone International, Inc.   A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, at December 31, 2007.  The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 4 -

COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Liabilities

As of December 31, 2007, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables in which the Company has not received invoices or demands on for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, in order to be conservative, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

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

December 31, 2007 and 2006

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS

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

December 31, 2007 and 2006

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

December 31, 2007 and 2006

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

As previously discussed, on August 27, 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.

On various dates over the past several years up to and including December 13, 2007, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to March 31, 2008, as indicated above (see also Note 9 regarding subsequent extensions through August 31, 2008).  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $30,737 and $2,756 was recorded for the years ended December 31, 2007 and 2006, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	2.87% - 5.11%
Expected life	2 to 8 months
Expected volatility	90.75% - 267.52%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

A summary of the status of the Company’s outstanding warrants as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,234,629	$0.13
Granted (extension of terms)	23,038,887	$0.14
Expired/Canceled	(22,788,887)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,484,629	$0.13
Exercisable	12,484,629	$0.13

As of December 31, 2007, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	March 31, 2008
566,666	$0.15	March 31, 2008
555,555	$0.18	March 31, 2008
250,000	$0.55	March 31, 2008
1,250,000	$0.10	March 31, 2008
865,000	$0.05	March 31, 2008
409,075	$0.02	March 31, 2008
83,333	$0.03	March 31, 2008
100,000	$0.02	March 31, 2008
400,000	$0.02	March 31, 2008
250,000	$0.02	March 31, 2008
250,000	$0.02	March 31, 2008
400,000	$0.02	March 31, 2008
300,000	$0.02	March 31, 2008
350,000	$0.02	March 31, 2008
300,000	$0.02	March 31, 2008
150,000	$0.02	March 31, 2008
150,000	$0.02	March 31, 2008
450,000	$0.02	March 31, 2008
350,000	$0.02	March 31, 2008
350,000	$0.02	March 31, 2008
400,000	$0.02	March 31, 2008
350,000	$0.02	March 31, 2008
350,000	$0.02	March 31, 2008
250,000	$0.02	April 3, 2008
250,000	$0.02	May 3, 2008
105,000	$0.02	December 11, 2008
2,000,000	$0.40	December 26, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2007:

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676

Total Notes Payable	280,491

Less: Current Portion	(280,491)

Long-Term Notes Payable	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2008	$ 280,491
2009	-
2010	-
2011	-
2012	-
2013 and thereafter	-

Total	$ 280,491

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

 NOTE 7 -

ADVANCES FROM SHAREHOLDERS AND STOCK DEPOSITS

During the years ended December 31, 2002, 2003 and 2004, certain directors advanced a total of $8,681 to the Company to cover operating expenses.  An additional $1,035 and $5,550 was advanced during the years ended December 31, 2007 and 2006, respectively.  These amounts are non-interest bearing, unsecured and due on demand.

In addition, the Company has received a total of $110,100 from two separate directors during 2004, 2005, and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The Board of Directors of the Company has approved the issuance of a total of 5,463,333 shares of common stock for the $110,100, which shares were eventually issued during May 2008.  Accordingly, the amount is being shown as a stock deposit at December 31, 2007.

NOTE 8 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2007, which have resulted in an accumulated deficit of $19,862,698 at December 31, 2007.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,640,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

Until mid-March 2008, the Company held the belief that it was about to be funded by a significant investor, which investor was waiting for a significant transaction to close prior to being able to fund the Company.  The Company learned, however, that the significant transaction needed by the investor was being delayed and is not expected to close for a significant period of time.

During April 2008, however, the Company was able to raise $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share, which funds are being used to get the Company’s filings with the Securities and Exchange Commission current and other corporate obligations.  The Company also has a verbal commitment from a separate accredited investor that is interested in the Company’s science, for an additional $5,000,000 in funding through the issuance of an additional 50,000,000 restricted shares of common stock at $0.10 per share.  This funding is conditional upon the Company being able to meet certain obligations such as getting its SEC filings current, and is anticipated to occur during August 2008.  No formal written agreements have been entered into, however, on this additional funding.  If the Company is unsuccessful in finalizing this transaction, however, it will most likely be forced to cease operations.  The Company also does not believe that this funding will have a negative impact on the originally anticipated funding source as described in the preceding paragraph, or other sources in the future, should additional funding become available.  The Company would, however, need to increase its authorized shares of common stock which would require the approval of shareholders.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

NOTE 9 -

SUBSEQUENT EVENTS

On March 26, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain of the outstanding warrants totaling 10,254,629, as described in Note 5, to purchase common stock to August 31, 2008.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 9 -

SUBSEQUENT EVENTS (Continued)

During April 2008, the Company received a total of $80,000 to be used as start-up funds in order to get the Company’s filings current.  The Company issued a total of 8,000,000 shares of common stock to the investor ($0.01 per share), as remuneration for the $80,000.