Form 10-Q
period 2008-03-31
MEDIZONE INTERNATIONAL INC
filed 2008-08-01
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(415) 868-0300

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

At July 31, 2008, there were 186,292,795 shares of the issuer’s common stock issued and outstanding.

1

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

March 31, 2008

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

March 31, 2008 (Unaudited) and December 31, 2007

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months Ended March 31, 2008 and 2007

2

Consolidated Statements of Cash Flow (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

3

             Notes to the Consolidated Financial Statements

5

Item 2 —Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

12

Item 4 — Controls and Procedures

12

Part II — Other Information

Item 1 — Legal Proceedings

13

Item 1A—Risk Factors

13

Item 6 — Exhibits

13

Signatures

13

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three month periods ended March 31, 2008 and 2007; and the related unaudited statements of cash flows for the three month periods ended March 31, 2008 and 2007, are attached hereto.

ii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$ 35,319	$ -
Total Current Assets	35,319	-

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ 35,319	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 742,509	$ 733,808
Due to shareholders	20,286	15,266
Stock deposits	175,100	110,100
Accrued expenses	2,541,141	2,500,787
Notes payable	280,491	280,491
Total Current Liabilities	3,759,527	3,640,452

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,984,379	3,865,304

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 161,170,387 shares issued
and outstanding	161,170	161,170
Additional paid-in capital	15,901,186	15,836,224
Deficit accumulated during the development stage	(20,011,416)	(19,862,698)
Total Stockholders' Equity (Deficit)	(3,949,060)	(3,865,304)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 35,319	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on January 31,
	Three Months Ended		1986 Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	-	-	2,685,788
General and administrative	74,350	65,969	15,365,598
Expense on extension of warrants	64,962	702	1,965,312
Bad debt expense	-	-	48,947
Depreciation and amortization	-	-	47,996
Total Expenses	139,312	66,671	20,217,431

Loss from Operations	(139,312)	(66,671)	(20,084,082)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Interest expense	(9,406)	(8,614)	(1,076,360)
Total Other Income (Expenses)	(9,406)	(8,614)	(822,072)

LOSS BEFORE EXTRAORDINARY ITEMS	(148,718)	(75,285)	(20,906,154)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	-	-	479,738
Total Extraordinary Items	-	-	894,738

NET LOSS	$ (148,718)	$ (75,285)	$ (20,011,416)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	161,170,387	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (148,718)	$ (75,285)	$ (20,011,416)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	64,962	702	1,965,312
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	8,701	13,200	1,361,891
Increase (decrease) in accrued expenses	40,354	61,353	2,964,164
Net Cash Used by Operating Activities	(34,701)	(30)	(10,475,986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-		(47,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	5,020	35	42,087
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Increase in stock deposits	65,000	-	175,100
Issuance of common stock for cash	-	-	8,674,522
Net Cash Provided by Financing Activities	70,020	35	10,559,299

NET INCREASE IN CASH	35,319	5	35,319
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$ 35,319	$ 7	$ 35,319

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
From Inception
on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ 26,483
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ -	$ -	$ 3,131,916
Stock issued for conversion of debt	$ -	$ -	$ 4,139,230
Stock issued for license agreement	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2008	2007
Numerator
- Loss before extraordinary items	$ (148,718)	$ (75,285)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	161,170,387	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2008, which have resulted in an accumulated deficit of $20,011,416 at March 31, 2008.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,724,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

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

During March and April 2008, the Company raised $80,000 through the sale of 8,000,000 restricted shares of common stock at $0.01 per share, which funds are being used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations.  The Company has a verbal commitment from an accredited investor to invest $5,000,000 by purchasing 50,000,000 restricted shares of common stock at $0.10 per share.  This commitment is conditioned upon the Company being current in the filing of its reports under the Exchange Act.  No formal written agreements have been entered into with this investor.  If the Company is unsuccessful in finalizing this transaction, it will most likely be forced to cease operations.

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

March 31, 2008 and December 31, 2007

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

NOTE 5 -

STOCK DEPOSITS

During March 2008, the Company received $65,000 towards the purchase of common stock at $0.01 per share.  An additional $15,000 was received during April 2008.  The shares underlying these stock deposits, totaling 8,000,000, were eventually issued during May 2008.  Accordingly, the $65,000 is being shown as a stock deposit at March 31, 2008.

In addition, the Company has also received a total of $110,100 from two directors during 2004, 2005, and 2006, the proceeds of which will be used to purchase shares of the Company’s common stock.  The shares underlying these stock deposits, totaling 5,463,333, were eventually issued during May 2008.  Accordingly, the amount is being shown as a stock deposit at March 31, 2008 and December 31, 2007, respectively.

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including July 21, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to October 31, 2008.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $64,962 and $702 was recorded for the three months ended March 31, 2008 and 2007, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	1.48% - 2.25%
Expected life	3.5 to 5 months
Expected volatility	214.74% - 220.08%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

A summary of the status of the Company’s outstanding warrants as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,484,629	$0.13
Granted (extension of terms)	20,509,258	$0.14
Expired/Canceled	(20,384,258)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,609,629	$0.13
Exercisable	12,609,629	$0.13

As of March 31, 2008, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	August 31, 2008
566,666	$0.15	August 31, 2008
555,555	$0.18	August 31, 2008
250,000	$0.55	August 31, 2008
1,250,000	$0.10	August 31, 2008
865,000	$0.05	August 31, 2008
509,075	$0.02	August 31, 2008
83,333	$0.03	August 31, 2008
400,000	$0.02	August 31, 2008
250,000	$0.02	August 31, 2008
250,000	$0.02	August 31, 2008
400,000	$0.02	August 31, 2008
300,000	$0.02	August 31, 2008
350,000	$0.02	August 31, 2008
300,000	$0.02	August 31, 2008
150,000	$0.02	August 31, 2008
150,000	$0.02	August 31, 2008
450,000	$0.02	August 31, 2008
350,000	$0.02	August 31, 2008
350,000	$0.02	August 31, 2008
400,000	$0.02	August 31, 2008
350,000	$0.02	August 31, 2008
350,000	$0.02	August 31, 2008
250,000	$0.02	August 31, 2008
250,000	$0.02	August 31, 2008
125,000	$0.02	August 31, 2008
105,000	$0.02	December 11, 2008
2,000,000	$0.40	December 26, 2008

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

NOTE 7 -

SUBSEQUENT EVENT

During 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share or $225,000, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.

As previously discussed, during May 2008, a total of 13,463,333 shares of restricted common stock were issued for cash proceeds previously received (recorded as stock deposits) totaling $175,100.  An additional 409,075 shares of common stock were issued to a Company director in repayment of a $2,500 loan previously received by the Company in a prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Three Months Ended March 31, 2008 and 2007

There were no sales during the quarters ended March 31, 2008 or 2007. We made no expenditures for research and development during the quarters ended March 31, 2008 and 2007. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended March 31, 2008, were $74,350 compared to $65,969 during the same period in 2007. These expenses include professional fees, payroll, insurance costs, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the three months ended March 31, 2008 and 2007 was $9,406 and $8,614, respectively.

Liquidity and Capital Resources

At March 31, 2008, we had a working capital deficiency of $3,724,208 and stockholders' deficit of $3,949,060.  At December 31, 2007, we had a working capital deficiency of $3,640,452 and stockholders’ deficit of $3,865,304.

Net cash used in operating activities during the three months ended March 31, 2008 was $34,701. This was funded from shareholder advances totaling $5,020 and stock deposits received totaling $65,000 for the three months ended March 31, 2008.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of or Plan of Operation regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was adopted effective January 1, 2008. We do not expect SFAS 159 to have a material impact on our results of operations, financial position, or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in prevailing market interest rates affecting the return on our investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

Item 4.  Controls and Procedures

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material developments during the quarter ended March 31, 2008 relative to these pending matters.

Item 1A.     Risk Factors

For information regarding risk factors, see “Part I. Item 1. Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

July 31, 2008

13