Form 10-Q
period 2008-06-30
MEDIZONE INTERNATIONAL INC
filed 2008-08-13
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(415) 868-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

At July 31, 2008, there were 186,292,795 shares of the issuer’s common stock issued and outstanding.

i

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

June 30, 2008

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

June 30, 2008 (Unaudited) and December 31, 2007

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Six Months Ended June 30, 2008 and 2007

2

Consolidated Statements of Cash Flow (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

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

Item 6 — Exhibits

13

Signatures

14

ii

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

Our unaudited balance sheet at June 30, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three month and six months periods ended June 30, 2008 and 2007; and the related unaudited statements of cash flows for the six month periods ended June 30, 2008 and 2007, are attached hereto.

iii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$3,196	$-
Total Current Assets	3,196	-

PROPERTY AND EQUIPMENT (Net)	-	-

OTHER ASSETS
Receivable from affiliate, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$3,196	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$737,826	$733,808
Due to shareholders	12,104	15,266
Stock deposits	-	110,100
Accrued expenses	2,364,494	2,500,787
Notes payable	280,491	280,491
Total Current Liabilities	3,394,915	3,640,452

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,619,767	3,865,304

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 186,292,795 and 161,170,387 shares issued
and outstanding, respectively	186,293	161,170
Additional paid-in capital	16,299,345	15,836,224
Deficit accumulated during the development stage	(20,102,209)	(19,862,698)
Total Stockholders' Equity (Deficit)	(3,616,571)	(3,865,304)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,196	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31,
	Three Months Ended		Six Months Ended		1986 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	-	-	-	-	2,685,788
General and administrative	81,669	65,947	156,019	131,916	15,447,267
Expense on extension of warrants	-	9,592	64,962	10,294	1,965,312
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	-	-	-	-	47,996
Total Expenses	81,669	75,539	220,981	142,210	20,299,100

Loss from Operations	(81,669)	(75,539)	(220,981)	(142,210)	(20,165,751)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Interest expense	(9,124)	(8,619)	(18,530)	(17,233)	(1,085,484)
Total Other Income (Expenses)	(9,124)	(8,619)	(18,530)	(17,233)	(831,196)

LOSS BEFORE EXTRAORDINARY ITEMS	(90,793)	(84,158)	(239,511)	(159,443)	(20,996,947)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(90,793)	$(84,158)	$(239,511)	$(159,443)	$(20,102,209)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	174,695,090	161,170,387	167,932,739	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,511)	$(159,443)	$(20,102,209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	47,996
Stock issued for services	-	-	3,131,916
Expense for extension of warrants below
market value	64,962	10,294	1,965,312
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	4,018	26,405	1,357,208
Increase (decrease) in accrued expenses	88,707	122,707	3,012,517
Net Cash Used by Operating Activities	(81,824)	(37)	(10,523,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	-	-	(39,090)
Net Cash Used by Investing Activities	-	-	(47,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	5,020	35	42,087
Payment on shareholder advances	-	-	(16,515)
Capital contributions	-	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	80,000	-	8,864,622
Net Cash Provided by Financing Activities	85,020	35	10,574,299

NET INCREASE IN CASH	3,196	(2)	3,196
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$3,196	$-	$3,196

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$26,483
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$-	$-	$3,131,916
Stock issued for conversion of debt	$233,182	$-	$4,372,412
Stock issued for license agreement	$-	$-	$693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended June 30,
	2008	2007
Numerator
- Loss before extraordinary items	$ (90,793)	$ (84,158)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	174,695,090	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Six Months Ended June 30,
	2008	2007
Numerator
- Loss before extraordinary items	$ (239,511)	$ (159,443)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	167,932,739	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2008, which have resulted in an accumulated deficit of $20,102,209 at June 30, 2008.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,392,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

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

June 30, 2008 and December 31, 2007

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

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including July 21, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to October 31, 2008.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $64,962 and $10,294 was recorded for the six months ended June 30, 2008 and 2007, respectively, under the Black-Scholes option pricing model for these warrant extensions.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	1.48% - 2.25%
Expected life	3.5 to 5 months
Expected volatility	214.74% - 220.08%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of June 30, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,484,629	$0.13
Granted (extension of terms)	20,509,258	$0.14
Expired/Canceled	(20,384,258)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,609,629	$0.13
Exercisable	12,609,629	$0.13

As of June 30, 2008, the following warrants were outstanding:

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

June 30, 2008 and December 31, 2007

NOTE 6 -

STOCK TRANSACTIONS

During 2007, the Company’s board of directors approved various stock issuances to the Company’s directors, officers and outside consultants for a total of 11,250,000 shares of common stock, valued at $0.02 per share or $225,000, the market value of the shares on the date that the shares were approved to be issued.  These shares were eventually issued during May 2008.

Also during May 2008, the Company issued 8,000,000 shares of common stock for cash proceeds received during March and April 2008 totaling $80,000, or $0.01 per share.

In addition, during May 2008, a total of 5,463,333 shares of restricted common stock were issued for cash proceeds previously received during 2004, 2005 and 2006 (previously recorded as stock deposits) totaling $110,100.  An additional 409,075 shares of common stock were issued to a Company director in repayment of a $2,500 loan previously received by the Company in a prior year.

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

Three Months Ended June 30, 2008 and 2007

There were no sales during the quarters ended June 30, 2008 or 2007. We made no expenditures for research and development during the quarters ended June 30, 2008 and 2007. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended June 30, 2008, were $81,669 compared to $65,947 during the same period in 2007. These expenses include professional fees, payroll, office expenses, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the three months ended June 30, 2008 and 2007 was $9,124 and $8,619, respectively.

Six Months Ended June 30, 2008 and 2007

There were no sales during the six months ended June 30, 2008 or 2007. We made no expenditures for research and development during the six months ended June 30, 2008 and 2007. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the six months ended June 30, 2008, were $156,019 compared to $131,916 during the same period in 2007. These expenses include professional fees, payroll, office expenses, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the six months ended June 30, 2008 and 2007 was $18,530 and $17,233, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had a working capital deficiency of $3,391,719 and stockholders' deficit of $3,616,571.  At December 31, 2007, we had a working capital deficiency of $3,640,452 and stockholders’ deficit of $3,865,304.

Net cash used in operating activities during the six months ended June 30, 2008 was $81,824. This was funded from shareholder advances totaling $5,020 and common stock issued for cash totaling $80,000 for the six months ended June 30, 2008.

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

There have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material developments during the quarter ended June 30, 2008 relative to these pending matters.

Item 1A.     Risk Factors

For information regarding risk factors, see “Part I. Item 1. Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company issued 11,250,000 shares of common stock to various Company directors, officers, and outside consultants, valued at $225,000 or $0.02 per share, the market value of the shares on the date that the shares were approved to be issued.

The Company also issued 8,000,000 shares of common stock for cash proceeds received during March and April 2008 totaling $80,000, or $0.01 per share.

During May 2008, the Company also issued a total of 5,463,333 shares of restricted common stock for cash proceeds previously received during 2004, 2005 and 2006 (previously recorded as stock deposits) totaling $110,100.  An additional 409,075 shares of common stock were issued to a Company director in repayment of a $2,500 loan previously received by the Company in a prior year.

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

August 13, 2008

14