Form 10-Q
period 2008-09-30
MEDIZONE INTERNATIONAL INC
filed 2008-11-14
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, there were 195,592,795 shares of the issuer’s common stock issued and outstanding.

i

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

September 30, 2008

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

September 30, 2008 (Unaudited) and December 31, 2007

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Nine Months Ended September 30, 2008 and 2007

2

Consolidated Statements of Cash Flow (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

3

             Notes to the Consolidated Financial Statements

5

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

13

Item 4 — Controls and Procedures

14

Part II — Other Information

Item 1 — Legal Proceedings

14

Item 1A — Risk Factors

14

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 5 — Other Information

14

Item 6 — Exhibits

15

Signatures

15

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

Our unaudited balance sheet at September 30, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three month and nine months periods ended September 30, 2008 and 2007; and the related unaudited statements of cash flows for the nine month periods ended September 30, 2008 and 2007, are attached hereto.

iii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$11,193	$-
Deferred consulting fees	152,500	-
Total Current Assets	163,693	-

PROPERTY AND EQUIPMENT (Net)	3,936	-

TOTAL ASSETS	$167,629	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$753,167	$733,808
Due to shareholders	9,616	15,266
Stock deposits	-	110,100
Accrued expenses	2,397,987	2,500,787
Loan payable	10,000	-
Notes payable	280,491	280,491
Total Current Liabilities	3,451,261	3,640,452

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,676,113	3,865,304

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 195,592,795 and 161,170,387 shares issued
and outstanding, respectively	195,593	161,170
Additional paid-in capital	16,591,045	15,836,224
Deficit accumulated during the development stage	(20,295,122)	(19,862,698)
Total Stockholders' Equity (Deficit)	(3,508,484)	(3,865,304)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$167,629	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31,
	Three Months Ended		Nine Months Ended		1986 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	-	-	-	-	2,685,788
General and administrative	186,870	290,080	342,889	421,996	15,634,137
Expense on extension of warrants	-	-	64,962	10,294	1,965,312
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	129	-	129	-	48,125
Total Expenses	186,999	290,080	407,980	432,290	20,486,099

Loss from Operations	(186,999)	(290,080)	(407,980)	(432,290)	(20,352,750)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Interest expense	(5,914)	(8,623)	(24,444)	(25,856)	(1,091,398)
Total Other Income (Expenses)	(5,914)	(8,623)	(24,444)	(25,856)	(837,110)

LOSS BEFORE EXTRAORDINARY ITEMS	(192,913)	(298,703)	(432,424)	(458,146)	(21,189,860)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(192,913)	$(298,703)	$(432,424)	$(458,146)	$(20,295,122)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	189,527,578	161,170,387	175,183,560	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,424)	$(458,146)	$(20,295,122)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	129	-	48,125
Stock issued for services	49,500	-	3,181,416
Expense for extension of warrants below
market value	64,962	10,294	1,965,312
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	19,359	39,615	1,372,549
Increase (decrease) in accrued expenses	122,200	407,200	3,046,010
Net Cash Used by Operating Activities	(176,274)	(1,037)	(10,617,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	(4,065)	-	(43,155)
Net Cash Used by Investing Activities	(4,065)	-	(52,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	-
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	7,591	1,035	44,658
Payment on shareholder advances	(5,059)	-	(21,574)
Cash received from loans payable	10,000		10,000
Capital contributions	-	-	423,203
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	179,000	-	8,963,622
Net Cash Provided by Financing Activities	191,532	1,035	10,680,811

NET INCREASE IN CASH	11,193	(2)	11,193
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$11,193	$-	$11,193

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
				From Inception
				on January 31,
	For the Nine Months Ended			1986 Through
	September 30,			Sept. 30,
	2008		2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-		$-	$26,483
Income taxes	$-		$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$49,500		$-	$3,181,416
Stock issued for prepaid consulting fees	$152,500	$		$152,500
Stock issued for conversion of debt	$233,182		$-	$4,372,412
Stock issued for license agreement	$-		$-	$693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

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

The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2008	2007
Numerator
- Loss before extraordinary items	$ (192,913)	$ (298,703)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	189,527,578	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Nine Months Ended September 30,
	2008	2007
Numerator
- Loss before extraordinary items	$ (432,424)	$ (458,146)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	175,183,560	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2008, which have resulted in an accumulated deficit of $20,295,122 at September 30, 2008.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,290,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

Until mid-March 2008, the Company held the belief that it was about to be funded by a significant investor, which investor was waiting for a significant transaction to close prior to being able to fund the Company.  The Company learned, however, that the significant transaction needed by the investor was being delayed and is not expected to close for a significant period of time.

During 2008, the Company has raised a total of $179,000 through the sale of 11,300,000 restricted shares of common stock at prices ranging from $0.01 to $0.03 per share, which funds have been used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  The Company is currently working on possible additional funding sources.  The Company has a verbal commitment from an accredited investor to invest $5,000,000 by purchasing 50,000,000 restricted shares of common stock at $0.10 per share, which is expected to be received in January 2009 due to short-term liquidity considerations of the investor.  No formal written agreements have been entered into with this investor, however.  If the Company is unsuccessful in finalizing additional funding, it will most likely be forced to cease operations.

Because ozone-generation for the purposes of interfacing with blood and blood products is regarded as a new drug delivery system, the Company is precluded from selling or distributing its drug or the Company’s proprietary technology (the “Medizone Technology”) in the United States until after FDA approval has been granted.  In order to obtain FDA approval, the Company will be required to submit a New Drug Application (“NDA”) for review by the FDA and provide medical and scientific evidence sufficient to demonstrate that the drug and the Medizone Technology have been successfully used in pre-clinical studies followed by three phases of well-controlled clinical studies using human volunteer subjects.  The FDA will not grant an NDA unless the application contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses.  Historically, the FDA has held a strong bias against treating humans with ozone, due largely to issues of safety.  However, the Company’s hospital sterilization initiative falls outside of the regulatory requirements of the FDA since it is not a drug, therapy or medical device.  The initiative will be based on sound engineering and laboratory and hospital trials.  Assuming funds become available, the Company currently believes that this technology will be fully tested and ready for manufacture during late 2009.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

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

Recently, the Company is pursuing the development of a novel ozone-based technology which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement for a lengthy clinical trial process.  The Company hopes to commercialize this technology during the fourth quarter of 2009, which if successful, may provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects that the Company is working on, as previously discussed.   The development time table is contingent upon acquiring the required on-going funding for this project, which at the date of this report, has not been secured.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including October 23, 2008, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to March 31, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $64,962 and $10,294 was recorded for the nine months ended September 30, 2008 and 2007, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	1.48% - 2.25%
Expected life	3 to 5 months
Expected volatility	202.94% - 220.08%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of September 30, 2008 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,484,629	$0.13
Granted (extension of terms)	30,763,887	$0.14
Expired/Canceled	(30,638,887)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	12,609,629	$0.13
Exercisable	12,609,629	$0.13

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

As of September 30, 2008, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	October 31, 2008
566,666	$0.15	October 31, 2008
555,555	$0.18	October 31, 2008
250,000	$0.55	October 31, 2008
1,250,000	$0.10	October 31, 2008
865,000	$0.05	October 31, 2008
509,075	$0.02	October 31, 2008
83,333	$0.03	October 31, 2008
400,000	$0.02	October 31, 2008
250,000	$0.02	October 31, 2008
250,000	$0.02	October 31, 2008
400,000	$0.02	October 31, 2008
300,000	$0.02	October 31, 2008
350,000	$0.02	October 31, 2008
300,000	$0.02	October 31, 2008
150,000	$0.02	October 31, 2008
150,000	$0.02	October 31, 2008
450,000	$0.02	October 31, 2008
350,000	$0.02	October 31, 2008
350,000	$0.02	October 31, 2008
400,000	$0.02	October 31, 2008
350,000	$0.02	October 31, 2008
350,000	$0.02	October 31, 2008
250,000	$0.02	October 31, 2008
250,000	$0.02	October 31, 2008
125,000	$0.02	October 31, 2008
105,000	$0.02	December 11, 2008
2,000,000	$0.40	December 26, 2008

NOTE 6 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

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

During July and September 2008, the Company issued an additional 3,300,000 shares of common stock for cash proceeds of $99,000, or $0.03 per share.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

NOTE 6 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

Effective September 2, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $3,500 of the $42,000 consulting expense was recognized for the period ended September 30, 2008, with the remaining $38,500 recorded as deferred consulting fees, to be recognized over the remaining eleven month period at $3,500 per month.

Effective September 15, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a strategic management consulting firm for services rendered valued at $40,000, or $0.04 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

Effective September 19, 2008, the Company’s board of directors approved the issuance of a total of 4,000,000 free-trading shares to be issued to two individuals for management consulting services to be rendered valued at $120,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreements are based on a four-month term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $6,000 of the $120,000 consulting expense was recognized for the period ended September 30, 2008, with the remaining $114,000 recorded as deferred consulting fees, to be recognized over the remaining approximate three-and-a-half month period at $30,000 per month.

Total deferred consulting fees related to the above mentioned agreements as of September 30, 2008 was $152,500 which will be recognized over the subsequent periods as previously discussed.

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

Three Months Ended September 30, 2008 and 2007

There were no sales during the quarters ended September 30, 2008 or 2007. We made no expenditures for research and development during the quarters ended September 30, 2008 and 2007. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the quarter ended September 30, 2008, were $186,870 compared to $290,080 during the same period in 2007. The reduction in the current year as compared to the prior year was related to additional stock compensation that was recorded for the prior year for shares to be issued to certain officers, directors and consultants valued at $225,000, offset by current period stock compensation for shares issued to consultants valued at $49,500.  The remaining general and administrative expenses include professional fees, payroll, office expenses, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the three months ended September 30, 2008 and 2007 was $5,914 and $8,623, respectively.

Nine Months Ended September 30, 2008 and 2007

There were no sales during the nine months ended September 30, 2008 or 2007. We made no expenditures for research and development during the nine months ended September 30, 2008 and 2007. Since inception we have spent a total of $2,685,788 for research and development.

General and administrative expenses in the nine months ended September 30, 2008, were $342,889 compared to $421,996 during the same period in 2007. The reduction in the current year as compared to the prior year was related to additional stock compensation that was recorded for the prior year for shares to be issued to certain officers, directors and consultants valued at $225,000 (as previously discussed), offset by current period stock compensation for shares issued to consultants valued at $49,500.The remaining general and administrative expenses include professional fees, payroll, office expenses, and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last several years.

Interest expense accrued during the nine months ended September 30, 2008 and 2007 was $24,444 and $25,856, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had a working capital deficiency of $3,287,568 and stockholders' deficit of

$3,508,484.  At December 31, 2007, we had a working capital deficiency of $3,640,452 and stockholders’ deficit of $3,865,304.

Net cash used in operating activities during the nine months ended September 30, 2008 was $176,274. This was funded from shareholder advances (net) totaling $2,532, other loans of $10,000, and common stock issued for cash totaling $179,000 for the nine months ended September 30, 2008.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

There have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

In May of 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

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

Part II — Other Information

Item 1.     Legal Proceedings

Refer to the summaries of certain pending litigation against the Company contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material developments during the quarter ended September 30, 2008 relative to these pending matters.

Item 1A.     Risk Factors

For information regarding risk factors, see “Part I. Item 1. Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, the Company issued 2,000,000 shares of common stock to outside consultants, valued at $82,000 or prices ranging from $0.04 to $0.042 per share, the market value of the shares on the date that the shares were approved to be issued.  $43,500 of the $82,000 consulting expense was recognized for the period ended September 30, 2008, with the remaining $38,500 recorded as deferred consulting fees, to be recognized monthly over the remaining term of the agreements.

The Company also issued 3,300,000 shares of common stock for cash proceeds received during July and September 2008 totaling $99,000, or $0.03 per share.

These issuances and sales of shares were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

Item 5.     Other Information

On August 18, 2008, Dr. Michael E. Shannon was appointed a member of the Board of Directors.  Dr. Shannon, a former Director General for the Laboratory Center of Disease Control, Health Canada, has been actively engaged in medical bio-oxidative (O3 based), research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via autohemotherapy in the treatment of AIDS.  He was also responsible for several primate studies utilizing O3 involving scientists from various departments with the Canadian Federal Government, as well as senior investigators from

Cornell University.  In addition to his responsibilities as a member of the Board of Directors, Dr. Shannon is also working as a paid consultant, on a month-to-month basis, leading all medical affairs for the Company.  It is anticipated that Dr. Shannon will become an officer and full-time employee of the Company, should full and adequate funding become available.

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

November 14, 2008

15