Form 10-K
period 2008-12-31
MEDIZONE INTERNATIONAL INC
filed 2009-03-24
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     or

[   ]

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

(Zip Code)

Registrant’s telephone number, including area code: (415) 868-0300

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates was $3,493,594 on February 27, 2009 based on the average bid and asked prices of such stock as reported in the "pink sheets" of the National Daily Quotation Bureau. On February 27, 2009, the registrant had 203,259,461 shares of common stock, par value $.001 per share, issued and outstanding.

Documents Incorporated by Reference

The issuer does not incorporate any documents by reference in this report.

TABLE OF CONTENTS

PART I

Item 1.

Business

  3

Item 2.

Properties

  9

Item 3.

Legal Proceedings

  9

Item 4.

Submission of Matters to a Vote of Security Holders

  9

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

  9

Item 7

Management's Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

12

Item 9A

Controls and Procedures

12

Item 9B.

Other Information

13

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

13

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

17

Item 13.

Certain Relationships and Related Transactions, and Director Independence

19

Item 14.

Principal Accounting Fees and Services

19

PART IV

Item 15

Exhibits, Financial Statement Schedules

19

Signatures

21

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Medizone" or the "Company" include Medizone International, Inc., a Nevada corporation, and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements.

PART I

Item 1.

Business

General

Medizone International, Inc. ("Medizone" or the "Company"), is dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and its process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of its products, including a drug production and delivery system; and, (iii) applying its novel technology to the problem of nosocomial infections world-wide.  Beginning in 2008, the Company’s management also has worked to position the Company to pursue an initiative in the field of hospital sterilization.

Corporate Redirection

Early in 2008, the Company's management and board of directors began to consider other applications of the Company's core technologies and new technologies with lower development costs with the objective of bringing the Company a revenue stream to offset the ongoing expense of funding further development of the drug and treatment protocols for diseases such as Hepatitis C and HIV/AIDS.

Management has worked to position the Company in such a way as to pursue an initiative in the field of hospital sterilization.  This change in focus is based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community. Management believes that there is an opportunity to build on the Company's experience with ozone technologies and its bio-oxidative qualities in pursuing this initiative. The Company will shift its near term efforts towards one of its founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing virtually all biological fluids (blood, serum, and plasma and its fractionates) as well as all biologically contaminated equipment and spaces.

This decision has been effected by the growing realization that Medizone's unique ozone generating technologies could play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as "the silent epidemic" (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (methicillin-resistant staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, "the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995. In 2005, in the United States alone, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U. S. polio epidemic."  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article recently published in the journal Science (18 July 2008, Vol 321 pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the US alone.

In response to this situation, the Company is currently developing a highly portable, low-cost, ozone-based technology specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  The development pathway will be based on independent peer-reviewed science and engineering excellence. The Company expects independent trials targeted to prove significant reductions in the major causative agents of hospital derived infections will begin by spring 2009, followed by hospital beta testing of the prototype design.  Completion of these projects will be dependent upon the Company obtaining the necessary funding, for which there is no assurance.

In addition to the hospital sterilization initiative, the Company is developing an ozone-destruct unit which is used following sterilization of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  The Company has targeted initially the treatment of a typically sized surgical suite including sterilization followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

At present, the Company is early in the patent research stage of this development program.  While the Company cannot guarantee that patents will be available for this technology, the Company will make every effort to research any possibilities, and management believes some protections are likely.  An application for registration of a trademark has been filed for the system with the United States Patent and Trademark Office for the mark AsepticSure™. The mark is used to describe a portable decontamination and sterilization system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C difficile, E coli, Pseudomonas aeruginous, MRSA and VRE (Vanocomycin-resistant Enterococci – another drug-resistant bacteria).

Research and Development

We do not own laboratories or other clinical research or testing facilities. All research and development activities to date have been conducted under contract by outside laboratories and clinicians.  The Company expects to conduct research activity for the AsepticSure™ system through a recently established not-for-profit entity, the Canadian Foundation for Global Health, as discussed below.

Canadian Foundation for Global Health (CFGH)

In September 2008, the Company assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company’s technology to as many in need as possible.

The CFGH is specifically not authorized to contract for research or other services on behalf of the Company without prior approval.  All intellectual property, including but not limited to, scientific results, patents and trademarks that are derived from work done on the Company’s behalf or at its request, by CFGH or parties contracted by CFGH with the Company’s prior approval, are the sole and exclusive property of the Company.

The Canadian Foundation for Global Health is registered as a not-for-profit corporation under Canadian Federal Charter.  CFGH maintains offices at 170 Lauier Avenue West in Ottawa, Canada.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of the CFGH and maintains offices at the CFGH in Ottawa.  Dr. Shannon is also a member of the Company’s board of directors and is the Company’s Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of the CFGH and serves as the Secretary-Treasurer for the organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our CEO and Chairman), Daniel D. Hoyt, a director of the Company, and Jill C. Marshall NMD, Mr. Marshall’s wife and a former corporate officer of the Company.

Government Regulation

The manufacturing and marketing of the AsepticSure™ system is subject to the standards of Good Manufacturing Practices.  The Company does not anticipate any difficulty or unreasonable expense in meeting these standards. The Company does not believe any approvals or certifications will be required for the use of the system in the hospital sterilization initiative.

For the foreseeable future, the Company has suspended its efforts to seek FDA approval of the Company’s precise mixture of ozone and oxygen (the “Drug”), which previously was part of the Company’s principal focus.  In the future, should the Company obtain substantial additional funding or generate revenues sufficient to support a return to its viral disease treatment program, and should the Company choose to do so, it may resume the testing, manufacturing and marketing of the Drug and related drug delivery technology (the “Medizone Technology”), as well as its related research and development activities, all of which are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries.  At this time, because the Company believes that complying with these regulations would involve a considerable amount of time, expense and uncertainty, the Company intends to direct the Company’s development efforts to the launch of the AsepticSure™ system.  The Company believes the AsepticSure™ system, because it does not fall under the FDA description of a drug, medical device or treatment, will provide a much more cost-effective path for the Company to gain revenue in a reasonable period of time and at greatly reduced cost when compared to the development of a drug, medical device or treatment protocol.

Technology Development

In 1998, the Company entered into an agreement with Biozone Corporation (“Biozone”) under which Biozone was granted worldwide manufacturing rights for Medizone Ozone Generating Equipment in exchange for exclusive worldwide marketing rights for Biozone manufactured equipment intended for scientific research and medical applications, to be marketed under the Medizone label.  The Company agreed that Biozone could retain the right to market its other industrial applications, such as water treatment plants.  The original Biozone agreement has now expired.

In 2008, the Company entered into a new agreement with Biozone. The new agreement is for a term of five years (expiring in October 2013). Under the new agreement, Biozone is developing, along with the Company, equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The new agreement also covers initial product manufacturing by Biozone exclusively for the Company. Under this new agreement, the Company retains the right to outsource additional manufacturing capacity.

Patents

The Company owns two patents, both related to its original ozone technologies, as follows:

•

United States equipment patent (U.S. Patent No. 5,052,382) entitled “Apparatus for the Controlled Generation and Administration of Ozone” (“Patent No. 1”); and

•

United States patent (U.S. Patent No. 6073627) entitled “External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions.”  This patent also describes equipment evolutions and treatment envelope design for external medical applications (“Patent No. 2”).

On November 2, 2001, the Company filed U.S. Provisional Patent Application serial no. 10/002943, for “Method and Apparatus for Ozone Decontamination of Biological Liquids.”  This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.

The Company also owned a process patent (U.S. Patent No. 4,632,980) entitled “Ozone Decontamination of Blood and Blood Products,” covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components.  That patent expired in February 2003.  Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patents 1 and 2 described above.

Other Regulation

In addition to regulations enforced by the FDA, the Company’s business activities may also become subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company’s research and development may involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could exceed its resources.

Should the Company elect to resume a course directed at human disease treatment in the future, the demands are formidable.  The Drug, the Medizone Technology and related products are regulated by the FDA under the FDC Act and related regulations. The FDA exercises broad and extensive authority in regulating the development, production, importation, distribution and promotion of “new drug” products and “investigational devices” under the FDC Act and regulations.

Because ozone generation for purposes of interfacing with blood and blood products is regarded as a new drug delivery, the Company is precluded from selling or distributing the Drug or the Medizone Technology until after FDA approval has been granted. To obtain FDA approval, the Company would be required to submit medical and scientific evidence sufficient to demonstrate that the Drug and the Medizone Technology have been successfully used in pre clinical studies followed by well controlled clinical studies using human volunteer subjects. The FDA will not grant a New Drug Application (NDA) unless it contains sufficient medical evidence and data to permit a body of qualified and experienced scientists to conclude that the new drug product is safe and effective for its recommended and proposed medical uses. Historically, the FDA has had a bias against treating humans with ozone, citing issues of safety.  Accordingly, the Company does not expect to reopen its activities in this area in the foreseeable future unless significant funding became available specifically targeted for that purpose.  Until an NDA has been granted, the Company may not distribute ozone generating devices in the United States, except to researchers who agree to follow FDA guidelines, and provided the devices are labeled as “Investigational Devices.”

Because ozone has been used to treat humans in Europe for at least 30 years, the European Union (the “EU”) and other regions of the world outside of North America are more accepting than the United States of human clinical trials of ozone therapies.  The Company believes it could pursue foreign Phase I human toxicity trials, as well as early stage phase II efficacy trials in these regions of the world should funding be obtained for that purpose. These trials cannot be undertaken until such time as the Company obtains sufficient financing, of which there can be no assurance.

Should the Company pursue future trials in Canada and other countries if funding allowed, due to recent harmonization of regulatory requirements between Health Canada and the FDA under the North American Free Trade Agreement, the Company believes trials successfully completed in Canada would be acceptable to both the FDA and the regulatory agencies of the European Union.

Medizone’s Pre-clinical Studies: The Drug and the Medizone Technology

In connection with its development of the Drug and related treatment technologies, between 1988 and 2000, the Company sponsored and was the primary beneficiary of research to determine whether the use of ozone, either alone or with other modalities, is efficacious in the treatment of certain diseases, and establish additional scientific evidence that ozone, through the use of the patents or applications of scientific methodologies of a similar nature, can decontaminate blood or lipid enveloped viruses and thereby significantly diminish the degree of transfusion related disease.

These pre-clinical projects included the following:

•

Studies to test ozone’s ability to inactivate HIV, conducted at the State University of New York Health Science Center at Syracuse;

•

A pilot animal study of the potential toxicity of ozone, conducted by the Arnold & Marie Schwartz College of Pharmacy and Health Science at Long Island University; and

•

Studies investigating the effects of ozone/oxygen admixtures on human peripheral blood, including whole blood, serum and plasma, conducted by the Blood Bank of Mt. Sinai Medical Center, New York City.

In 1990, the Canadian Blood Forces Program (under the aegis of the Canadian Department of Defense and Agriculture and the Canadian Red Cross) requested that the Company add the Medizone Technology to the other proprietary technology being investigated as an experimental arm of an ozone-based blood sterilization investigative program. The program was an attempt to develop an effective technology for sterilizing whole blood and blood products. This program, which was to study the Medizone Technology as it relates to the inactivation of Simian Immunodeficiency Virus (“SIV”), included a live primate model. The program continued until 1994, completing two out of the three proposed stages, when the funding of the Canadian Blood Forces Program was discontinued. The Company learned in late 1997 that the program suffered difficulties with the ozone/bioserum interface that was used in the study, which resulted in an inconsistent, difficult to accurately measure, dosage of ozone. As a result, from a regulatory perspective, the study yielded results that could not be used due to the inability to specifically identify dosage. From a practical standpoint, the Company views this study of the Drug as a success, in that the treated simians never became ill through the entire course of the trial period, while the control group all died within a 14-day period.

Anecdotal Studies

Beginning in 1998 and concluding in 2000, the Company obtained patient data for 40 participants in a developmental human pilot trial investigating ozone treatment of Hepatitis C.  This trial was conducted independently by a former board member of the Company at his private clinic in Tijuana, Mexico, during the course of his normal medical practice.  The trial was not conducted as a blind study as required by the FDA and the results have value only as anecdotal information.  The Company believes that the information reported from the studies corresponds with the success reported in similar anecdotal studies conducted in Europe (primarily in Germany).

The clinic voluntarily provided the data from the study to the Company, and the Company has not independently verified its accuracy.  Patients were treated with major autohemotherapy, a blood therapy treatment protocol, on an outpatient basis. The average treatment period was 30 days.  The clinic reported viral load testing (detection of the levels of the virus present), as well as standardized SGOT and SGPT tests of liver enzyme levels before the start of the treatment, immediately following treatment, and six months after treatment without any further medical intervention during the post-treatment period.  No adverse side effects were observed or reported in any of the participants. According to the study results, SGOT and SGPT scores returned to normal ranges and viral load reductions averaged 5 log or 99.999% reduction.  If accurate, these data indicate that in the six-month post-treatment follow up testing, 38 of the 40 patients tested at inactive viral levels for Hepatitis C virus.  Two of the patients reportedly had increased viral levels at the end of the treatment test period (6-month’s post treatment); however, even those patients enjoyed significantly reduced viral load levels when compared to pre-treatment test results.  As indicated above, because these trials were not conducted as a blind study as required by the FDA, we regard the results only as anecdotal information.  Further studies are needed to verify the effectiveness of the science.

Status of Research Activity

The Company entered into a research agreement in 2001 with a multinational research partner interested in the possibility of viral deactivation of serum products by using ozone. Serum products are used to make a media base that is then used in the manufacture of vaccines for humans and animals. Under the terms of the agreement, if the research proved successful, the Company would enter into a license agreement for the use of the technology in the viral deactivation of commercial vats of serum product.  That trial progressed satisfactorily through the first stages, but was interrupted while product development of the gas-serum interface system was finalized.  The new interface development has been completed to a prototype stage.  The Company believes this new interface device will provide a stable and measurable platform for drug delivery in future trials should they occur and also provide future income as a disposable to be used with each treatment should approvals be obtained from regulatory agencies following further research.  Medizone does not presently intend to re-enter this market.  Should dedicated research funds for this application (viral deactivation of serum products) become available in the future, the Company would consider resuming this research.

With its new corporate direction, the Company has suspended further research and approval of the Drug.  Presently, the Company’s focus is entirely on the development and testing of its AsepticSure™ portable decontamination and sterilization system.  During the first six to nine months of 2009, the Company expects to commence a trial to be conducted at a major university for independent verification of the Company’s technology in the de-activation of infectious biological agents. If the trial is successful and funding continues to be available to the Company, the next step in the development program is hospital beta testing of the prototype AsepticSure™ system.

International Activities

Medizone Canada Limited

The Company presently owns all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation (“MedCan”).  MedCan was a participant in the Canadian Blood Forces Program’s SIV Study described above.  The Canadian government requires that a Canadian entity must perform research accepted under the auspices of Health Canada.  MedCan is not currently engaged in any business activity. The Company has established the Canadian Foundation for Global Health to satisfy the Canadian government requirements relative to research that may be conducted on behalf of the Company.

Medizone New Zealand Limited

On June 22, 1995, the Company entered into a series of contracts that resulted in the formation of a joint venture incorporated in New Zealand known as Medizone New Zealand Limited (“MNZ”). MNZ is owned equally by Medizone and Solwin Investments Limited (“Solwin”), a New Zealand corporation, which is an affiliate of Richard G. Solomon, one of the Company’s directors.  MNZ is a research and development stage company formed to obtain regulatory approval for the distribution of the Company’s patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.

Under these agreements, the Company purchased 100% of MNZ from Mr. Solomon and sold 50% of MNZ to Solwin for $150,000.  The Company also loaned $50,000 to MNZ on a demand basis, which was repaid on October 2, 1995. On October 26, 1995, the Company loaned MNZ $50,000 on a demand basis, which has not been repaid as of the date of this report.  The Company also entered into a Licensing Agreement (the “Licensing Agreement”) and a Managing Agent Agreement (the “Managing Agent Agreement”) with MNZ.

Under the Licensing Agreement, the Company granted an exclusive license to MNZ under certain patents and the right to use the Medizone trademark in New Zealand. MNZ has agreed to apply for corresponding patent protection for these patents in New Zealand and to use its best effort to exploit the rights granted in the Licensing Agreement. The Licensing Agreement will terminate on the expiration date of the last patent obtained in New Zealand, or, if no patents are obtained, on June 22, 2010. The Company will receive a guaranteed minimum royalty, in an amount to be agreed to by the parties, commencing in the third year after all necessary regulatory approvals requisite to the license, use or distribution of our proprietary technology have been obtained in New Zealand. If the Company is unable to agree with MNZ upon the amount of the guaranteed minimum royalty, the Company may terminate the Licensing Agreement. Commencing on the first sale to a user by MNZ, the Company is to receive a sales royalty on MNZ’s gross annual sales under the Licensing Agreement.

Under the Managing Agent Agreement, MNZ will act as the Company’s agent to find licensees of the Medizone Technology in Australia, New Zealand, the South Pacific Islands and Southeast Asia (including the Philippines, Indonesia and Vietnam). The Company will divide Licensing fees with MNZ on a sliding scale as set forth below:

Medizone

MNZ

Initial license

50%

50%

Subsequent license fees up to $500,000

50%

50%

Subsequent license fees between $500,000 and $750,000

75%

25%

Subsequent license fees in excess of $750,000

85%

15%

The Company will also divide any net royalties paid to it under any license entered into pursuant to the Managing Agent Agreement, with MNZ receiving 10% of the net royalties under those licenses.

The Managing Agent Agreement expires on the termination or expiration of the last of the licenses obtained under the agreement, subject to earlier termination by the Company under certain circumstances.  The Company has had informal discussions with the management of MNZ about acquiring the rights of MNZ in the future.  Negotiations have not yet progressed to a formal stage, due to the lack of funding to finalize such a purchase.  It is envisioned that should a purchase of the rights of MNZ be completed by the Company, it would be in the form of a stock issuance or stock issuance with some additional cash.  The completion of this transaction would again establish global marketing rights for the Company for its products.

Competition

The market for hospital sterilization in which the Company intends to do business is extremely competitive. The Company is aware of one company, for example, that has commenced research into the use of ozone as a sterilization product for the food industry that might eventually compete with it in the sterilization market for hospitals and other medical infrastructure. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone for this application of which the Company is not aware.  Unless patent protection is obtainable, the Company should expect significant competition once it has proven the science.

Employees

As of December 31, 2008, the Company had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science. The Company’s principal executive office is located in Stinson Beach, California in space provided by the Company’s Chief Executive Officer. The Company’s Chief Financial Officer maintains an office in Salt Lake City, Utah.  The Company’s Director of Medical Affairs maintains an office in Ottawa, Canada at the Canadian Foundation for Global Health.  This arrangement is proving cost effective and efficient given the Company’s limited resources, allowing a greater percentage of investment funds to be directed toward product development and research.

Item 2.

Properties

The principal executive offices of the Company are located at 144 Buena Vista Ave., Stinson Beach, California.  The Company’s Director of Medical Affairs, Dr. Michael E. Shannon maintains an office in Ottawa, Canada located at the Canadian Foundation for Global Health.  The executive offices of the Company are currently sufficient to meet its needs until the Company begins to have revenues from operations.

Item 3.

Legal Proceedings

Rakas vs. Medizone International, Inc.  A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming the Company had failed to pay consulting fees under a consulting agreement.  The Company denies that it owes any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. The Company’s lack of funds prevented it from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has not been in a position to post the bond as of the date of this report and there is no assurance that it will be able to do so in the near term unless additional financing is made available.  Therefore, at December 31, 2008, the entire amount of the judgment, plus fees of $21,308, has been accrued pending additional settlement discussions.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the Pink Sheets under the symbol “MZEI”.  The following table sets forth the range of high and low bid prices of the Company’s common stock as reported on the Pink Sheets for the periods indicated.  These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

Fiscal Year 2007	High	Low
First Quarter Ended March 31	$0.02	$0.01
Second Quarter Ended June 30	$0.01	$0.01
Third Quarter Ended September 30	$0.03	$0.01
Fourth Quarter Ended December 31	$0.03	$0.02

Fiscal Year 2008	High	Low
First Quarter Ended March 31	$0.03	$0.01
Second Quarter Ended June 30	$0.05	$0.02
Third Quarter Ended September 30	$0.06	$0.03
Fourth Quarter Ended December 31	$0.04	$0.01

Holders

As of December 31, 2008, there were approximately 3,500 holders of record of the common stock and 199,926,128 shares of common stock outstanding.

Dividend Policy

The Company has not historically declared or paid any cash dividends on shares of its common stock and plans to retain its future earnings, if any, to fund the development and growth of its business.

Transfer Agent and Registrar

The transfer agent and registrar for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, the Company did not purchase any of its equity securities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, the Company issued 1,000,000 shares of common stock to an outside consultant, valued at $30,000 or $0.03 per share, the market value of the shares on the date that the shares were approved to be issued.  Of the $30,000 consulting expense, $10,000 was recognized for the period ended December 31, 2008, with the remaining $20,000 recorded as deferred consulting fees, to be recognized monthly over the remaining term of the agreement.  The Company also issued 3,333,333 shares of common stock for cash proceeds received during December 2008 totaling $100,000, or $0.03 per share.

These issuances and sales of shares were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company was incorporated in January 1986.  The Company is a development stage company primarily engaged in research into the medical uses of ozone.  The Company has not generated, and cannot predict when or if it will generate, revenues or sufficient cash flow to fund continuing or planned operations.

In the year ended December 31, 2008, the Company had a net loss of $707,542, compared with a net loss in 2007 of $552,449.  The primary expense of the Company is payroll and consulting fees, together with interest expense and additional expense recorded as a result of the extension of certain stock purchase warrants outstanding.

In 2007, the Company had no research and development expense.  In 2008, however, the Company incurred $43,333 in research and development costs, as a result of prototype development costs and other research activities.  Since inception, the Company has spent a total of $2,729,121 for research and development related to its ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in 2008 were $550,289 compared to $486,101 in the year ended December 31, 2007. These expenses include consulting fees, professional fees, payroll, insurance costs and travel expenses.  The Company’s lack of cash has prevented it from paying all accrued salary and other expenses during the last eight years.

Principal amounts owed on notes payable totaled $280,491 at December 31, 2008 and 2007.  Interest expense on these obligations totaled $23,656 and $23,656 in 2008 and 2007, respectively.  The applicable interest rates on this debt ranged from 8% to 10% percent per annum.

Liquidity and Capital Resources

At December 31, 2008, the Company’s working capital deficiency was $3,394,071, compared to a working capital deficiency of $3,640,452 at December 31, 2007.  The stockholders’ deficit at December 31, 2008 was $3,615,326 compared to $3,865,304 at December 31, 2007.

As a development stage company, the Company has had no revenues.  The Company continues to require additional financing to fund its operations. The Company will also require financing to fund the research necessary to undertake its new business plans which contemplates testing and then marketing a system for hospital and medical sterilization.  The Company’s only source of financing to date has been the periodic sale of its common stock. During 2008, the Company generated cash of $295,582 through financing activities, primarily through common stock purchases of $279,000.  An additional $200,000 was raised by the Company through the sale of its common stock subsequent to December 31, 2008.

Given current negative cash flows, it will be difficult for the Company to continue as a going concern without an influx of significant capital. While the Company has continued to aggressively pursue potential financing opportunities, those efforts have to date produced only minimal results.  In addition, previously anticipated and announced financing commitments have failed to be fulfilled in a significant manner.

The Company’s audited financial statements included in this annual report on Form 10-K have been prepared on the assumption that the Company will continue as a going concern. Through the date of this report, it has been necessary to rely upon financing from the sale of the Company’s equity securities to sustain operations as indicated above. Additional financing will be required if the Company is to continue as a going concern. If additional financing is not obtained in the near future, the Company will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing shareholders.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.

The preparation of this annual report on Form 10-K requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates these estimates, including those related to bad debts, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

The Company accounts for equity securities issued for services rendered at the fair value of the securities on the date of issuance.

Item 8.  Financial Statements and Supplementary Data

The Company’s financial statements are included commencing at page F-1 and form a part of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The registrant’s management evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of its fiscal year ended December 31, 2008. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that its disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and integrity of the Company’s published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

Management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of the Company’s financial statements. The system includes but is not limited to:

•

a documented organizational structure and division of responsibility;

•

established policies and procedures to foster a strong ethical climate which is communicated throughout the Company;

•

regular reviews of our financial statements by qualified individuals; and

•

the careful selection, training and development of Company employees and personnel.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective.

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

Steve M. Hanni

Chief Financial Officer

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information concerning the Company’s directors and executive officers as of December 31, 2008.

Name	Age	Position
Edwin G. Marshall	66	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	65	Director
Daniel Hoyt	69	Director
Michael E. Shannon	60	Director
Steve M. Hanni	40	Chief Financial Officer

Edwin G. Marshall became Chairman of the Board in June 1997 and Chief Executive Officer in April 1998 and has been with the Company full time since June 1997.  Mr. Marshall attended Santa Rosa Junior College and the

College of Marin, studying fire science and business administration.  From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. A private investor since 1973, he went to work in the real estate business in 1978.  From 1978 until 1995, Mr. Marshall pursued various business pursuits, including managing his personal investments.

Richard Garrett Solomon is a Director of the Company and also serves as an Executive Officer of Medizone New Zealand Limited.  Mr. Solomon has been one of the Company’s shareholders since 1992. In 1995, Mr. Solomon joined with the Company to form Medizone New Zealand as a 50/50-owned joint venture. Between January 1996 and February 1997, Mr. Solomon was one of the Company’s directors.  He was reappointed to the Board of Directors in May 2000.  Mr. Solomon received a Bachelor of Commerce degree (University of Otago), and a Diploma of Business and Industrial Administration (University of Auckland).  He is an Associate Chartered Accountant.  Mr. Solomon’s career has been in business and investment.  For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited.  He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand.

Daniel Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. Mr. Hoyt currently serves as the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008, and assumed responsibility as Director of Medical Affairs. Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada. He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office. His assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Center for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December of 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3 based), research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for medical affairs. In October 2008, he was additionally appointed the President of the Canadian Foundation for Global Health.

Steve M. Hanni became Chief Financial Officer in April 2002.  Mr. Hanni is a Certified Public Accountant, licensed in Utah and Nevada. He graduated from Weber State University with both a Bachelor and Masters degree in accounting. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants. He also has served on the Practice Advisory Council and other committees for the Utah Association of Certified Public Accountants. Mr. Hanni has taught auditing at Westminster College and accounting at Weber State University.  Since 2001, Mr. Hanni has been engaged in public practice with the firm of Stayner, Bates & Jensen, PC, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ & Associates, LLC, a public accounting firm that acts as our independent public accountant in connection with the audit of our annual reports and the review of our quarterly financial reports.

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met three times during the year ended December 31, 2008.  All directors attended 100% of the meetings of the Board with one exception in which a director was unavailable and authorized the Chairman by proxy to vote on his behalf. The Board has no separate audit, compensation, nominating or other committees.

Code of Ethics

The Company has adopted a formal, written code of conduct within the specific guidelines as promulgated by the Securities and Exchange Commission. This document can be found on the Company’s website at http://www.medizoneint.com. The Company’s Code of Ethics applies to its named executive officers, as well as all other employees. The Company has communicated the high level of ethical conduct expected from all of its employees, including its officers. Shareholders may request a free copy of the Company’s Code of Ethics from:

Medizone International, Inc.
Attention: Investor Relations
144 Buena Vista P.O. Box 742 Stinson Beach, California 94970
(415) 868-0300

The Company will disclose any changes or amendments to or waivers from its Code of Ethics applicable to its named executive officers by posting such changes or waivers to its website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and shareholders owning more than 10% of the shares are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all forms filed by them under Section 16(a).  The Company is not aware of any transactions in its common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2008, that was not timely filed with the Commission, except for the following reports which are expected to be filed during April 2009, once the necessary filing codes are obtained:

•

Edwin G. Marshall, the Company’s Chairman and CEO, is expected to file a Form 5 during April 2009, reporting the issuance of 2,500,000 shares of common stock issued to Mr. Marshall on May 12, 2008 for services rendered valued at $50,000;

•

Richard G. Solomon, a Company director, is expected to file a Form 5 during April 2009, reporting the issuance of 2,500,000 shares of common stock issued to Mr. Solomon on May 12, 2008 for services rendered valued at $50,000, or $0.02 per share, and 125,000 shares of common stock on May 14, 2008 for cash proceeds previously received totaling $2,500, or $0.02 per share;

•

Daniel Hoyt, a Company director, is expected to file a Form 5 during April 2009, reporting the issuance of 2,500,000 shares of common stock issued to Mr. Hoyt on May 12, 2008 for services rendered valued at $50,000, or $0.02 per share, 5,338,333 shares of common stock on May 12, 2008 for cash proceeds previously received totaling $107,600, or $0.02 per share, and 409,075 shares of common stock on May 12, 2008 in lieu of outstanding debt with the Company totaling $8,181, or $0.02 per share;

•

Dr. Michael E. Shannon, a Company director, is expected to file a Form 5 during April 2009, reporting the issuance of 1,250,000 shares of common stock issued to Mr. Shannon on May 12, 2008 for services rendered valued at $25,000, or $0.02 per share, and

•

Steve M. Hanni, the Company’s CFO, is expected to file a Form 5 during April 2009, reporting the issuance of 1,250,000 shares of common stock issued to Mr. Hanni on May 12, 2008 for services rendered valued at $25,000, or $0.02 per share.

Item 11.  Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Edwin G. Marshall (1)	2008	$170,000(2)	$0	$ 0	$0	$0	$0	$0	$170,000
Chairman and CEO	2007	$170,000(3)	$0	$50,000(5)	$0	$0	$0	$0	$220,000
	2006	$170,000(4)	$0	$ 0	$0	$0	$0	$0	$170,000

(1)

Does not include the following amounts accrued and payable to Mr. Marshall’s wife (Dr. Jill Marshall), also an officer until her resignation on July 1, 2004: $37,000 in 2008 (consulting), $26,000 in 2007 (consulting), and $27,000 in 2006 (consulting). Cash payments of salary and consulting fees made to Dr. Marshall in those years were $7,000 in 2008, $0 in 2007, and $1,000 in 2006. A total of $441,583 in salary and fees has been accrued for all periods of her employment by the Company and remains unpaid to Dr. Marshall.

(2)

Of the amount indicated, only $74,590 has been paid to Mr. Marshall.  The balance has been accrued due to the lack of funds. Aggregate accrued wages owed Mr. Marshall at December 31, 2008 totaled $1,169,339.

(3)

Of the amount indicated, no amounts have been paid to Mr. Marshall.  The amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2).

(4)  Of the amount indicated, only $28,000 has been paid to Mr. Marshall.  The balance has been accrued due to the lack of funds.  See note (2).

(5)  During 2007, the board of directors approved the issuance of 2,500,000 shares of common stock to Mr. Marshall, valued at $0.02 per share, or $50,000.  The shares, however, were not issued to Mr. Marshall until May 2008.

We do not have any employment agreements with any employee.  Our Board of Directors does not have a compensation committee or audit committee.  The Board determines matters concerning the compensation of executive officers.  When resources allow, we anticipate that directors will be paid an annual fee and a fee for attendance at meetings of the Board and meetings of committees of the Board.

The following table sets forth information regarding outstanding equity awards at December 31, 2008 held by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edwin G. Marshall	-0-	-0-	-0-	n/a	n/a	n/a	n/a	n/a	n/a

Director Compensation

The following table summarizes compensation paid to the Company’s Board of Directors during the most recent completed fiscal year. Directors who are also employees and officers of the Company are not otherwise compensated for their service on the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard G. Solomon	$0	$0(1)	$0	$0	$0	$0	$0
Daniel Hoyt	$0	$0(1)	$0	$0	$0	$0	$0
Michael E. Shannon	$0	$0(1)	$0	$0	$0	$0	$0

(1)

During 2007, the board of directors approved the issuance of 2,500,000 shares of common stock to Richard G. Solomon, 2,500,000 shares of common stock to Daniel Hoyt, and 1,250,000 shares of common stock to Michael E. Shannon.  Each of the shares was valued at $0.02 per share, or a total of $125,000.  The shares, however, were not issued to the directors until May 2008. No compensation was paid to the directors for services in 2008.  The Company’s Chief Executive Officer, Ed Marshall is also a director. He received no compensation for his services as a director in 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding outstanding awards and shares reserved for future issuance under our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	n/a	n/a
Equity compensation plans not approved by security holders	-	n/a	n/a

Total	-	n/a	n/a

Security Ownership of Certain Beneficial Owners

As of December 31, 2008, the Company was not aware of any beneficial owners of more than five percent of its outstanding common stock other than shareholders who are also officers or directors of the Company whose beneficial holdings of our common stock are described below.

Security Ownership of Management

The following table sets forth information as of December 31, 2008, as to our common stock beneficially owned by our directors, principal executive officer, principal financial officer, principal accounting officer and other executive officers or persons performing similar functions for the Company (collectively the “named executive officers”) and by all directors and named executive officers as a group:

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer	15,909,241(1)	7.6%
Common Stock	Richard G. Solomon, Director	10,210,001(2)	4.9%
Common Stock	Daniel D. Hoyt, Director	20,164,816(3)	9.6%
Common Stock	Michael E. Shannon, Director	3,680,000	1.8%
Common Stock	Steve M. Hanni, Chief Financial Officer	1,400,000	*
Common Stock	All Officers and Directors As a Group (5 persons)(4)	51,364,058	24.5%

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

(3)

Includes warrants to purchase 8,247,408 shares of common stock at prices ranging from $0.02 to $0.20 per share, and 11,917,408 shares owned of record.

(4)

Based on a total of 210,035,757 shares outstanding.  This amount includes currently exercisable warrants for the purchase of 10,109,629 shares and eliminates all duplicate holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company owes accrued and unpaid compensation to its Chairman and CEO as indicated in Item 11, above.  The Company also owes accrued and unpaid compensation to its other named officer and former officers.  The Company has not entered into any other transactions with related persons during the last two completed fiscal years that resulted in indebtedness or otherwise involved amounts in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

Director Independence

The Company currently has no independent directors as defined by the rules of any securities exchange or inter-dealer quotation system.  The Company’s common stock was previously traded on the OTC Bulletin Board and is now quoted on the Pink Sheets.  These markets do not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.    Principal Accounting Fees and Services

Audit Fees

The Company’s independent registered public accounting firm for the past two fiscal years has been HJ Associates & Consultants, LLP (“HJA”).  The aggregate fees billed to the Company by HJA for professional services rendered in fiscal years 2008 and 2007 in connection with (i) the audit of the Company’s annual financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and (ii) the review of the Company’s quarterly financial statements set forth in its quarterly reports for each of its fiscal quarters in such years, totaled approximately $10,000 and $9,500, respectively.

 All Other Fees

The Company did not engage HJA on any other matters not otherwise included in the above categories in either fiscal year 2008 or 2007, other than the review of the Company’s S-8 filing during 2008.  Aggregate fees billed to the Company by HJA in connection with this review were $1,440.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this report:

(1)

Financial Statements

(2)

Financial Statement Schedules [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

(3)

Exhibits

Number	Description

2	Agreement and Plan of Reorganization dated March 12, 1986 (1)
3.1	Articles of Incorporation of Company (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Company’s Articles of Incorporation (2)
10.1	Loan agreement with Messrs. McGrath and Watrous dated as of November 16, 1992 (3)
10.2	Loan Agreements between Medizone and John Kells, George Handel and John Pealer, executed as of June 11, 1993 (and promissory notes) (3)
10.3	Agreement for Sale and Purchase of Shares in Medizone New Zealand Limited between Richard G. Solomon and Medizone International, Inc., dated June 22, 1995 (4)
10.4	Shareholders’ Agreement relating to Medizone New Zealand Limited between and among Solwin Investments Limited, Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (4)
10.5	Licensing Agreement between Medizone International, Inc. and MNZ, dated June 22, 1995 (4)
10.6	Managing Agent Agreement between Medizone International, Inc. and Medizone New Zealand Limited, dated June 22, 1995 (4)
10.7	Funding commitment letter from Groundell Trust. (5)
10.8	Letter re: change in certifying accountants (5)
10.9	Letter of Understanding – BioZone Corporation*
14	Code of Ethics*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32	Certification under Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)

Incorporated by reference to registration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985.

(2)

Incorporated by reference to annual report on Form 10-K for the period ended December 31, 1986.

(3)

Incorporated by reference to annual report on Form 10-K for the period ended December 31, 1992.

(4)

Incorporated by reference to current report on Form 8-K, dated June 22, 1995.

(5)

Incorporated by reference to annual report on Form 10-KSB for the period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

By:   /s/ Edwin G. Marshall

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Steve M. Hanni

Chief Financial Officer

(Principal Accounting and Principal Financial Officer)

Date: March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin G. Marshall	CEO and Chairman of the Board	March 20, 2009
Edwin G. Marshall
/s/ Steve M. Hanni	Chief Financial Officer	March 20, 2009
Steve M. Hanni	(Principal Financial and Accounting Officer)
/s/ Richard G. Solomon	Director	March 20, 2009
Richard G. Solomon
/s/ Michael E. Shannon	Director	March 20, 2009
Michael E. Shannon
/s/ Daniel Hoyt	Director	March 20, 2009
Daniel Hoyt

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders by the Company and no such report or proxy is expected to be furnished to security holders subsequent to the filing of this report.  In the event the Company does subsequently send such an annual report to shareholders or a proxy statement to its shareholders, the Company will furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the consolidated balance sheet of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2008 and from inception on January 31, 1986 through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2008 and from inception on January 31, 1986 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Medizone International, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant recurring losses which have resulted in an accumulated deficit and a deficit in stockholders’ equity.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 19, 2009

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31, 2008
CURRENT ASSETS
Cash	$ 12,272
Deferred consulting fees (Note 5)	72,000
Total Current Assets	84,272

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	3,597

TOTAL ASSETS	$ 87,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 758,378
Due to shareholders (Note 6)	7,000
Accrued expenses (Note 3)	2,432,474
Notes payable (Note 7)	280,491
Total Current Liabilities	3,478,343

CONTINGENT LIABILITIES (Note 4)	224,852

Total Liabilities	3,703,195

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001 par value
199,926,128 shares issued and outstanding	199,926
Additional paid-in capital	16,754,988
Deficit accumulated during the development stage	(20,570,240)
Total Stockholders' Equity (Deficit)	(3,615,326)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	43,333	-	2,729,121
General and administrative	550,289	486,101	15,841,537
Expense on extension of warrants (Note 5)	86,572	30,737	1,986,922
Bad debt expense	-	-	48,947
Depreciation and amortization	468	-	48,464
Total Expenses	680,662	516,838	20,758,781

Loss from Operations	(680,662)	(516,838)	(20,625,432)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary (Note 1)	-	-	208,417
Interest expense	(26,880)	(35,611)	(1,093,834)

Total Other Income (Expenses)	(26,880)	(35,611)	(839,546)

LOSS BEFORE EXTRAORDINARY ITEMS	(707,542)	(552,449)	(21,464,978)

EXTRAORDINARY ITEMS
Lawsuit settlement (Note 4)	-	-	415,000
Debt forgiveness (Note 4)	-	-	479,738

Total Extraordinary Items	-	-	894,738

NET LOSS	$ (707,542)	$ (552,449)	$ (20,570,240)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	180,484,971	161,170,387

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ (17,733,475)

Common stock issued in lieu of notes
payable at $0.05 per share	460,000	460	-	22,540	-

Common stock and warrants issued
for cash at $0.05 per share	500,000	500	-	24,500	-

Common stock issued for services
at $0.05 per share	100,000	100	-	4,900	-

Common stock and warrants issued
for cash at $0.05 per share	165,000	165	-	8,085	-

Common stock and warrants issued
for cash at $0.05 per share	200,000	200	-	9,800	-

Common stock and warrants issued
for services at $0.02 per share	2,000,000	2,000	-	38,000	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(522,796)

Balance, December 31, 2003	161,170,387	161,170	-	15,801,375	(18,256,271)

Net loss for the year ended
December 31, 2004	-	-	-	-	(371,395)

Balance, December 31, 2004	161,170,387	161,170	-	15,801,375	(18,627,666)

Net loss for the year ended
December 31, 2005	-	-	-	-	(326,153)

Balance, December 31, 2005	161,170,387	161,170	-	15,801,375	(18,953,819)

Common stock warrants granted (Note 5)	-	-	-	2,756	-

Additional capital contributed (Note 5)	-	-	-	1,356	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(356,430)

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ (19,310,249)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Subscribed	Capital	Stage

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ (19,310,249)

Common stock warrants granted (Note 5)	-	-	-	30,737	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(552,449)

Balance, December 31, 2007	161,170,387	161,170	-	15,836,224	(19,862,698)

Common stock issued for cash at $0.01
per share	8,000,000	8,000	-	72,000	-

Common stock issued to officers, directors
and consultants in lieu of
outstanding debt at $0.02 per share	11,250,000	11,250	-	213,750	-

Common stock issued to a director in lieu
of debt at $0.02 per share	409,075	409	-	7,772	-

Common stock issued to directors for stock
deposits previously received at $0.02
per share	5,463,333	5,463	-	104,637	-

Common stock issued for cash at $0.03
per share	3,300,000	3,300	-	95,700	-

Common stock issued for services and for
services to be rendered at prices ranging
from $0.03 to $0.042 per share (Note 5)	7,000,000	7,000	-	225,000	-

Common stock issued for cash at $0.03
per share	3,333,333	3,334	-	96,666	-

Common stock warrants granted (Note 5)	-	-	-	86,572	-

Additional capital contributed (Note 5)	-	-	-	16,667	-

Net loss for the year ended
December 31, 2008	-	-	-	-	(707,542)

Balance, December 31, 2008	199,926,128	$ 199,926	$ -	$ 16,754,988	$ (20,570,240)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (707,542)	$ (552,449)	$ (20,570,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	468	-	48,464
Stock issued for services	160,000	-	3,291,916
Expense for extension of warrants below
market value	86,572	30,737	1,986,922
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	-	-	(188,510)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) in prepaid expenses and deposits	-	-	(48,947)
Increase in accounts payable	24,570	53,956	1,377,760
Increase in accrued expenses	156,687	466,719	3,080,497
Net Cash Used by Operating Activities	(279,245)	(1,037)	(10,720,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Purchase of fixed assets	(4,065)	-	(43,155)
Net Cash Used by Investing Activities	(4,065)	-	(52,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	7,591	1,035	44,658
Payment on shareholder advances	(7,676)	-	(24,191)
Capital contributions	16,667	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	279,000	-	9,063,622
Net Cash Provided by Financing Activities	295,582	1,035	10,784,861
NET INCREASE (DECREASE) IN CASH	12,272	(2)	12,272
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$ 12,272	$ -	$ 12,272

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
From Inception
on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 3,225	$ -	$ 29,708
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ 160,000	$ -	$ 3,291,916
Stock issued for prepaid consulting fees	$ 172,500	$ -	$ 172,500
Stock issued for conversion of debt	$ 233,182	$ -	$ 4,372,412
Stock issued for license agreement and patent	$ -	$ -	$ 693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Pursuant to Emerging Issues Task Force Statement No. 89-7, the Company recognized a $100,000 gain on the sale of MNZ to Solwin.

The investment in the joint venture has been recorded under the equity method of accounting as the Company does not have ultimate control of the joint venture.  The investment is recorded at $-0- as of December 31, 2008.

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

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

f.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2008	2007
Numerator
- Loss before extraordinary items	$ (707,542)	$ (552,449)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	180,484,971	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

h.

Provision for Taxes (Continued)

At December 31, 2008, the Company had net operating loss carryforwards of approximately $6,633,400 that may be offset against future taxable income and expire in years 2009 through 2029.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

The income tax benefit differs from the amount computed at the federal statutory rates as follows:

	For the Years Ended December 31,
	2008	2007

Income tax benefit at statutory rate	$ 173,200	$ 203,468
Change in valuation allowance	(173,200)	(203,468)

	$ -	$ -

Deferred tax assets at December 31, 2008 and 2007 are comprised of the following:

	2008	2007

Net operating loss carryforwards	$ 2,587,000	$ 5,005,900
Accrued expenses	1,037,600	1,045,100
Depreciation	(100)	-
Valuation allowance	(3,624,500)	(6,051,000)

	$ -	$ -

On January 1, 2007, the Company adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007 or 2008.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

h.

Provision for Taxes (Continued)

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax authorities for years before 2002.

i.

Principles of Consolidation

The consolidated financial statements include those of Medizone International, Inc. (Medizone-Nevada) and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd (MedCan).

All material intercompany accounts and transactions have been eliminated.

j.

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

k.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

l.

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

During 2008, 2007 and 2006, however, the Company extended the maturity date on various common stock warrants to certain directors and outside consultants (Note 5).  Stock based compensation expense for the years ended December 31, 2008 and 2007 was $86,572 and $30,737, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

m.

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

n.

Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

o.

Recent Accounting Pronouncements

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

o.

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's consolidated financial statements.

In May of 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008:

Office equipment	$ 19,249
Computers and software	4,065
Furniture	6,307
29,621
Accumulated depreciation	(26,024)

Net property and equipment	$ 3,597

Depreciation expense for the years ended December 31, 2008 and 2007 was $468 and $0, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 3 -

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2008:

Accrued payroll and consulting	$ 1,916,255
Accrued interest	360,335
Accrued payroll taxes	137,601
Other accruals	18,283

Total	$ 2,432,474

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

The Company’s Board of Directors has approved the following salaries for its key officers: 1) $170,000 a year for the Company’s C.E.O. and 2) $60,000 a year for the Company’s Chief Financial Officer.

The Company is also party to litigation matters as follows:

Rakas vs. Medizone International, Inc.   A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, at December 31, 2008.  The Company intends to contest the judgment if and when they are able to obtain additional equity financing in the future.

Contingent Liabilities

As of December 31, 2008, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables in which the Company has not received invoices or demands on for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, in order to be conservative, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

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

December 31, 2008 and 2007

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

During 1992, the following equity transactions occurred: The Company issued 2,702,335 shares to individuals in private transactions for aggregate proceeds of $430,350; the Company issued a total of 401,500 shares of common stock for services and accrued liabilities; holders exercised options and acquired an aggregate of 250,000 shares of common s tock.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS

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

December 31, 2008 and 2007

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

December 31, 2008 and 2007

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

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

Effective September 2, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $14,000 of the $42,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $28,000 recorded as deferred consulting fees, to be recognized over the remaining eight month period at $3,500 per month.

Effective September 15, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a strategic management consulting firm for services rendered valued at $40,000, or $0.04 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

Effective September 19, 2008, the Company’s board of directors approved the issuance of a total of 4,000,000 free-trading shares to be issued to two individuals for management consulting services to be rendered valued at $120,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreements are based on a four-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $96,000 of the $120,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $24,000 recorded as deferred consulting fees, to be recognized during the first quarter of 2009.

Effective November 5, 2008, the Company’s board of directors approved the issuance of 1,000,000 free-trading shares to be issued to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a six-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $20,000 recorded as deferred consulting fees, to be recognized over the remaining four month period at $5,000 per month.

Total deferred consulting fees related to the above mentioned agreements as of December 31, 2008 was $72,000 which will be recognized over the subsequent periods as previously discussed.

During December 2008, the Company issued 3,333,333 shares of common stock for cash proceeds received totaling $100,000, or $0.03 per share.  Also during 2008, a director contributed services valued at $16,667.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5 -

ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

On various dates over the past several years up to and including March 3, 2009, the Board of Directors of the Company agreed to extend the expiration date on certain of the above outstanding warrants to purchase common stock to June 30, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $86,572 and $30,737 was recorded for the years ended December 31, 2008 and 2007, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions during 2008:

Risk-free interest rate	1.48% - 2.25%
Expected life	3 to 5 months
Expected volatility	134.09% - 220.08%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	12,484,629	$0.13
Granted (extension of terms)	40,873,516	$0.14
Expired/Canceled	(43,248,516)	$(0.14)
Exercised	-	n/a
Outstanding, end of period	10,109,629	$0.13
Exercisable	10,109,629	$0.13

As of December 31, 2008, the following warrants were outstanding (these warrants were subsequently extended on March 3, 2009 to include a termination date of June 30, 2009):

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	June 30, 2009
566,666	$0.15	June 30, 2009
555,555	$0.18	June 30, 2009
250,000	$0.55	June 30, 2009
1,250,000	$0.10	June 30, 2009
865,000	$0.05	June 30, 2009
5,539,075	$0.02	June 30, 2009
83,333	$0.03	June 30, 2009

10,109,629

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 6 -

DUE TO SHAREHOLDERS

During various prior years, certain directors have advanced a total of $7,000 to the Company to cover operating expenses.  These amounts are non-interest bearing, unsecured and due on demand.

NOTE 7 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008:

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676

Total Notes Payable	280,491

Less: Current Portion	(280,491)

Long-Term Notes Payable	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2009	$ 280,491
2010	-
2011	-
2012	-
2013	-
2014 and thereafter	-

Total	$ 280,491

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 8 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2008, which have resulted in an accumulated deficit of $20,570,240 at December 31, 2008.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,394,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital, obtaining the requisite approvals from the Food and Drug Administration (“FDA”) and/or the European Union for the marketing of ozone-related products and equipment, and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

Until mid-March 2008, the Company held the belief that it was about to be funded by a significant investor, which investor was waiting for a significant transaction to close prior to being able to fund the Company.  The Company learned, however, that the significant transaction needed by the investor was being delayed and is not expected to close for a significant period of time.

During 2008, the Company has raised a total of $279,000 through the sale of 14,633,333 restricted shares of common stock at prices ranging from $0.01 to $0.03 per share, which funds have been used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  An additional $200,000 was raised subsequent to December 31, 2008 through the sale of 6,666,666 restricted shares of common stock, at $0.03 per share.  The Company is currently working on possible additional funding sources.  If the Company is unsuccessful in finalizing additional funding, it will most likely be forced to cease operations.

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

December 31, 2008 and 2007

NOTE 8 -

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

Recently, the Company is pursuing the development of a novel ozone-based technology which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement for a lengthy clinical trial process.  The Company hopes to commercialize this technology during the fourth quarter of 2009, which if successful, may provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects that the Company is working on, as previously discussed. The development time table is contingent upon acquiring the required on-going funding for this project, which at the date of this report, has not been fully secured.

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

NOTE 9 -

SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Company raised an additional $200,000 through the sale of 6,666,666 restricted shares of common stock, at $0.03 per share.