Form 10-Q
period 2009-03-31
MEDIZONE INTERNATIONAL INC
filed 2009-05-12
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

________

For the quarterly period ended March 31, 2009

 Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

________

For the transition period from __________ to ____________

Commission File Number 2-93277-D

MEDIZONE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada

87-0412648

(State or other jurisdiction

of incorporation or organization)

(IRS Employer Identification No.)

144 Buena Vista P.O. Box 742 Stinson Beach, CA 94970

(Address of principal executive offices, Zip Code)

(415) 868-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

At April 30, 2009, there were 206,926,129 shares of the issuer’s common stock issued and outstanding.

i

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

March 31, 2009

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

March 31, 2009 (Unaudited) and December 31, 2008

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months Ended March 31, 2009 and 2008

2

Consolidated Statements of Cash Flow (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

3

             Notes to the Consolidated Financial Statements

5

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

14

Item 4 — Controls and Procedures

14

Part II — Other Information

Item 1 — Legal Proceedings

14

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 5 — Other Information

15

Item 6 — Exhibits

15

Signatures

15

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2009 and our audited balance sheet at December 31, 2008; the related unaudited statements of operations for the three month periods ended March 31, 2009 and 2008; and the related unaudited statements of cash flows for the three month periods ended March 31, 2009 and 2008, are attached hereto.

iii

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$37,670	$12,272
Deferred consulting fees	22,500	72,000
Total Current Assets	60,170	84,272

PROPERTY AND EQUIPMENT (Net)	3,259	3,597

OTHER ASSETS
Trademark, net	489	-
Loan receivable – related party, net	-	-
Total Other Assets	489	-

TOTAL ASSETS	$63,918	$87,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$695,716	$758,378
Due to shareholders	7,000	7,000
Accrued expenses	2,465,004	2,432,474
Notes payable	280,491	280,491
Total Current Liabilities	3,448,211	3,478,343

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,673,063	3,703,195

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 206,592,796 and 199,926,128 shares issued
and outstanding, respectively	206,593	199,926
Additional paid-in capital	16,978,234	16,754,988
Deficit accumulated during the development stage	(20,793,972)	(20,570,240)
Total Stockholders' Equity (Deficit)	(3,609,145)	(3,615,326)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$63,918	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on January 31,
	Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	20,885	-	2,750,006
General and administrative	163,190	74,350	16,004,727
Expense on extension of warrants	29,913	64,962	2,016,835
Bad debt expense (Note 7)	65,000	-	113,947
Depreciation and amortization	344	-	48,808
Total Expenses	279,332	139,312	21,038,113

Loss from Operations	(279,332)	(139,312)	(20,904,764)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Interest expense	(5,914)	(9,406)	(1,099,748)
Total Other Income (Expenses)	(5,914)	(9,406)	(845,460)

LOSS BEFORE EXTRAORDINARY ITEMS	(285,246)	(148,718)	(21,750,224)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	61,514	-	541,252
Total Extraordinary Items	61,514	-	956,252

NET LOSS	$ (223,732)	$ (148,718)	$ (20,793,972)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	202,500,203	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,732)	$(148,718)	$(20,793,972)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	344	-	48,808
Stock issued for services	-	-	3,291,916
Amortization of deferred consulting fees	49,500	-	49,500
Expense for extension of warrants below
market value	29,913	64,962	2,016,835
Bad debt expense	65,000	-	113,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	(61,514)	-	(250,024)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	(1,148)	8,701	1,376,612
Increase (decrease) in accrued expenses	32,530	40,354	3,113,027
Net Cash Used by Operating Activities	(109,107)	(34,701)	(10,829,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Trademark costs	(495)	-	(495)
Advances to related party	(65,000)	-	(65,000)
Purchase of fixed assets	-	-	(43,155)
Net Cash Used by Investing Activities	(65,495)	-	(117,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	5,020	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	200,000	65,000	9,263,622
Net Cash Provided by Financing Activities	200,000	70,020	10,984,861
NET INCREASE IN CASH	25,398	35,319	37,670
CASH AT BEGINNING OF PERIOD	12,272	-	-
CASH AT END OF PERIOD	$37,670	$35,319	$37,670

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$29,708
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$-	$-	$3,291,916
Stock issued for prepaid consulting fees	$-	$-	$172,500
Stock issued for conversion of debt	$-	$-	$4,372,412
Stock issued for license agreement	$-	$-	$693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2009	2008
Numerator
- Loss before extraordinary items	$ (285,246)	$ (148,718)
- Extraordinary items	61,514	-

Denominator (weighted average number of shares outstanding)	202,500,203	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2009, which have resulted in an accumulated deficit of $20,793,972 at March 31, 2009.  The Company does not have an established source of funds sufficient to cover its operating costs, has a working capital deficit of approximately $3,388,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 3 -

GOING CONCERN (Continued)

During 2008, the Company raised a total of $279,000 through the sale of 14,633,333 restricted shares of common stock at prices ranging from $0.01 to $0.03 per share, which funds were used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  An additional $200,000 was raised during the quarter ended March 31, 2009 through the sale of 6,666,666 restricted shares of common stock, at $0.03 per share.  The Company is currently working on possible additional funding sources and has received verbal commitments from some of the same investors who have purchased shares during 2008 and 2009, although there are no guarantees that these verbal commitments will be fulfilled.  However, they have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing these or other additional funding, it will most likely be forced to cease operations.

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

March 31, 2009 and December 31, 2008

NOTE 3 -

GOING CONCERN (Continued)

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

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including March 03, 2009, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to June 30, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $29,913 and $64,962 was recorded for the three months ended March 31, 2009 and 2008, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.14% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 190.60%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

A summary of the status of the Company’s outstanding warrants as of March 31, 2009 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	10,109,629	$0.13
Granted (extension of terms)	10,109,629	$0.13
Expired/Canceled	(10,109,629)	$(0.13)
Exercised	-	n/a
Outstanding, end of period	10,109,629	$0.13
Exercisable	10,109,629	$0.13

As of March 31, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	June 30, 2009
566,666	$0.15	June 30, 2009
555,555	$0.18	June 30, 2009
250,000	$0.55	June 30, 2009
1,250,000	$0.10	June 30, 2009
865,000	$0.05	June 30, 2009
5,539,075	$0.02	June 30, 2009
83,333	$0.03	June 30, 2009

10,109,629

NOTE 6 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the three months ended March 31, 2009, the Company issued 6,666,666 shares of common stock for cash proceeds of $200,000, or $0.03 per share.

During 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $14,000 and $10,500 of the $42,000 consulting expense was recognized for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively, with the remaining $17,500 recorded as deferred consulting fees, to be recognized over the remaining five month period at $3,500 per month.

Also during 2008, the Company’s board of directors approved the issuance of 1,000,000 free-trading shares to be issued to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a six-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $10,000 and $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008 and during the three months ended March 31, 2009, respectively, with the remaining $5,000 recorded as deferred consulting fees, to be recognized during April 2009.

Total deferred consulting fees related to the above mentioned agreements as of March 31, 2009 was $22,500 which will be recognized over the subsequent periods as previously discussed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 7 -

LOAN RECEIVABLE – RELATED PARTY

During 2008, the Company assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Company’s technology to as many in need as possible.

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

During the quarter ended March 31, 2009, the Company loaned CFGH a total of $65,000 to be used for its operating expenses, such as rent, executive and staff salaries, and overhead.  The amount is non-interest bearing, due on demand, and unsecured.  However, pursuant to the loan agreement between the Company and CFGH, the Company’s Board of Directors will review, on a periodic basis, all advances made to CFGH to determine the terms and conditions requiring repayment, and may, at its sole discretion, elect to forgive part or all of such advances.  At March 31, 2009, the Company’s Board of Directors has determined that it is more likely than not, that the $65,000 advance to CFGH will eventually be forgiven.  Therefore, the Company has recorded bad debt expense of $65,000 for the three months ended March 31, 2009, related to these advances.

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

In 2008, the Company entered into a five-year agreement with Biozone Corporation (“Biozone”).  Under the agreement, Biozone is developing, along with the Company, equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The agreement also covers initial product manufacturing by Biozone exclusively for the Company. Under this agreement, the Company retains the right to outsource additional manufacturing capacity.  During 2009, the Company expects to commence a trial to be conducted at a major university for independent verification of the Company’s technology in the de-activation of infectious biological agents. If the trial is successful and funding continues to be available to the Company, the next step in the development program is hospital beta testing of the prototype AsepticSure™ system.

The Company’s believes its research and development time frame as well as intellectual property development remain on track.  Once the trial program for the Company’s AsepticSure™ hospital sterilization system starts, it is expected to progress rapidly.  A staff expansion during the summer of 2009 will then be required in order to position the Company for a targeted marketing program, initial sales and product service follow-up.

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

Three Months Ended March 31, 2009 and 2008

There were no sales during the quarters ended March 31, 2009 or 2008. For the three months ended March 31, 2009, the Company had a net loss of $223,732, compared with a net loss for the three months ended March 31, 2008 of $148,718.  The primary expense of the Company is payroll and consulting fees, together with interest expense and additional expense recorded as a result of the extension of certain stock purchase warrants outstanding.  The Company also recorded bad debt expense of $65,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2008, the Company had no research and development expenses.  For the three months ended March 31, 2009, however, the Company incurred $20,885 in research and development costs, as a result of prototype development costs and other research activities.  Since inception, the Company has spent a total of $2,750,006 for research and development related to its ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended March 31, 2009, were $163,190 compared to $74,350 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, along with increased professional fees.  The remaining general and administrative expenses include office expenses and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last eight years.

Principal amounts owed on notes payable totaled $280,491 at March 31, 2009 and December 31, 2008.  Interest expense on these obligations during the three months ended March 31, 2009 and 2008 was $5,914 and $5,914, respectively.  Additional interest expense of $3,492 was recorded for the three months ended March 31, 2008 on other outstanding indebtedness.

The Company also recorded debt forgiveness of $61,514 from a professional service firm during the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, the Company’s working capital deficiency was $3,388,041, compared to a working capital deficiency of $3,394,071 at December 31, 2008.  The stockholders’ deficit at March 31, 2009 was $3,609,145 compared to $3,615,326 at December 31, 2008.

As a development stage company, the Company has had no revenues.  The Company continues to require additional financing to fund its operations. The Company will also require financing to fund the research necessary to undertake its new business plans which contemplates testing and then marketing a system for hospital and medical sterilization.  The Company’s only source of financing to date has been the periodic sale of its common stock. During the three months ended March 31, 2009, the Company generated cash of $200,000 through common stock purchases.  An additional $295,582 was raised by the Company through the sale of its common stock during 2008.

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

The Company’s unaudited financial statements included in this Report have been prepared on the assumption that the Company will continue as a going concern. Through the date of this report, it has been necessary to rely upon financing from the sale of the Company’s equity securities to sustain operations as indicated above. Additional financing will be required if the Company is to continue as a going concern. If additional financing is not obtained in the near future, the Company will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing shareholders.

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading "Description of Business”.  The Company believes that many of the risks previously discussed and in its SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the Company’s business, financial condition, performance, development, and results of operations include:

•

Rigorous government scrutiny and regulation of the Company’s products and planned products;

•

Potential effects of adverse publicity regarding ozone and related technologies or industries;

•

Failure to sustain or manage growth including the failure to continue to develop new products; and

•

The ability to obtain needed financing.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon its unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. The Company’s estimates are based on historical experience and other assumptions that the Company consider to be appropriate in the circumstances. However, actual future results may vary from these estimates, since by their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates these estimates, including those related to bad debts, intangible assets, warranty obligations, product liability, revenue, and income taxes.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is note expected to have a material impact on the Company’s disclosures in its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations.  The Company invests primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under the Company’s current policies, it does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Company management, including its principal executive officer and its principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

Part II — Other Information

Item 1.     Legal Proceedings

There were no material developments during the quarter ended March 31, 2009 relative to the legal matters previously disclosed by the Company.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company issued 6,666,666 shares of common stock for cash proceeds received totaling $200,000, or $0.03 per share.

These issuances of shares were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

Item 5.     Other Information

The Company has scheduled an Annual Meeting of Shareholders to be held at 10:00 a.m. on Wednesday August 26, 2009 at the Peppermill Hotel and Casino, 2707 South Virginia Street, Reno, NV 89502.  Proxy material will be provided to shareholders of record during June or July 2009.

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

May 11, 2009

15