Form 10-Q/A
period 2009-03-31
MEDIZONE INTERNATIONAL INC
filed 2009-08-11
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

This amendment to Form 10-Q for the quarter ended March 31, 2009 is to reflect revisions to historical financial information.  For recent developments and additional information, please refer to the Company’s recently filed Form 10-Q for the period ended June 30, 2009.

i

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

March 31, 2009

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

March 31, 2009 (Unaudited) and December 31, 2008

1

            Consolidated Statements of Operations (Unaudited):

For the Three Months Ended March 31, 2009 and 2008 (Restated)

2

Consolidated Statements of Cash Flow (Unaudited)

For the Three Months Ended March 31, 2009 and 2008 (Restated)

3

             Notes to the Restated Consolidated Financial Statements

5

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

15

Item 4 — Controls and Procedures

15

Part II — Other Information

Item 1 — Legal Proceedings

16

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5 — Other Information

16

Item 6 — Exhibits

16

Signatures

16

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

Our unaudited balance sheet at March 31, 2009 and our audited balance sheet at December 31, 2008; the related restated unaudited statements of operations for the three month periods ended March 31, 2009 and 2008; and the related restated unaudited statements of cash flows for the three month periods ended March 31, 2009 and 2008, are attached hereto.

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

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on January 31,
	Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2009
	(Restated)		(Restated)
REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	66,317	-	2,795,438
General and administrative	182,758	74,350	16,024,295
Expense on extension of warrants	29,913	64,962	2,016,835
Bad debt expense	-	-	48,947
Depreciation and amortization	344	-	48,808
Total Expenses	279,332	139,312	21,038,113

Loss from Operations	(279,332)	(139,312)	(20,904,764)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Debt forgiveness	61,514	-	541,252
Interest expense	(5,914)	(9,406)	(1,099,748)
Total Other Income (Expenses)	55,600	(9,406)	(304,208)

LOSS BEFORE EXTRAORDINARY ITEMS	(223,732)	(148,718)	(21,208,972)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Total Extraordinary Items	-	-	415,000

NET LOSS	$ (223,732)	$ (148,718)	$ (20,793,972)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	202,500,203	161,170,387

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2009
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,732)	$(148,718)	$(20,793,972)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	344	-	48,808
Stock issued for services	-	-	3,291,916
Amortization of deferred consulting fees	49,500	-	49,500
Expense for extension of warrants below
market value	29,913	64,962	2,016,835
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	(61,514)	-	(250,024)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	-	-	(48,947)
Increase (decrease) in accounts payable	(1,148)	8,701	1,376,612
Increase (decrease) in accrued expenses	32,530	40,354	3,113,027
Net Cash Used by Operating Activities	(174,107)	(34,701)	(10,894,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Trademark costs	(495)	-	(495)
Purchase of fixed assets	-	-	(43,155)
Net Cash Used by Investing Activities	(495)	-	(52,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	5,020	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	200,000	65,000	9,263,622
Net Cash Provided by Financing Activities	200,000	70,020	10,984,861
NET INCREASE IN CASH	25,398	35,319	37,670
CASH AT BEGINNING OF PERIOD	12,272	-	-
CASH AT END OF PERIOD	$37,670	$35,319	$37,670
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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

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

NOTE 2 -

RESTATEMENT FOR THE PERIOD ENDED MARCH 31, 2009

Subsequent to the original issuance of the Company’s financial statements as of and for the three month period ended March 31, 2009, management of the Company has reclassified certain expense items, totaling $65,000, as research and development costs and other general and administrative costs, previously recorded as bad debt expense, due to the requirement to consolidate the financial operations of the Canadian Foundation for Global Health (“CFGH”) pursuant to FIN 46R, as more fully described in Note 8.  In addition, management of the Company has also reclassified a gain on debt forgiveness during the three months ended March 31, 2009 totaling $61,514, previously reported as an extraordinary item.

Accordingly, the Company has restated the accompanying financial statements as of and for the three months ended March 31, 2009, for the effects of correcting these errors as follows:

Statement of Operations for the Three Months Ended March 31, 2009		As Previously
	As Restated	Recorded	Net Change
Research and development	$ 66,317	$ 20,885	$ 45,432
General and administrative	182,758	163,190	19,568
Bad debt expense	-	65,000	(65,000)
Other income (expense)	55,600	(5,914)	61,514

Net loss, before extraordinary items	(223,732)	(285,246)	61,514
Extraordinary items	$ -	$ 61,514	$ (61,514)

All information in the accompanying notes relative to the interim period ended March 31, 2009, has also been restated as necessary for the foregoing matters.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 3 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2009	2008
Numerator	(Restated)
- Loss before extraordinary items	$ (223,732)	$ (148,718)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	202,500,203	161,170,387

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4 -

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 4 -

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 4 -

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

As of March 31, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	June 30, 2009
566,666	$0.15	June 30, 2009
555,555	$0.18	June 30, 2009
250,000	$0.55	June 30, 2009
1,250,000	$0.10	June 30, 2009
865,000	$0.05	June 30, 2009
5,539,075	$0.02	June 30, 2009
83,333	$0.03	June 30, 2009

10,109,629

NOTE 7 -

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

NOTE 8 -

CANADIAN FOUNDATION FOR GLOBAL HEALTH

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Restated Consolidated Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

NOTE 8 -

CANADIAN FOUNDATION FOR GLOBAL HEALTH (Continued)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, and in December 2003, issued FIN 46R, a revision of FIN 46, Consolidation of Variable Interest Entities, which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the three months ended March 31, 2009.

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

Canadian Foundation for Global Health (CFGH) – Consolidated Variable Interest Entity

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, and in December 2003, issued FIN 46R, a revision of FIN 46, Consolidation of Variable Interest Entities, which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the three months ended March 31, 2009.

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

For the three months ended March 31, 2008, the Company had no research and development expenses.  For the three months ended March 31, 2009, however, the Company incurred $66,317 in research and development costs, as a result of prototype development costs and other research activities.  Since inception, the Company has spent a total of $2,795,438 for research and development related to its ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended March 31, 2009, were $182,758 compared to $74,350 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, along with increased professional fees.  The remaining general and administrative expenses include office expenses and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last eight years.

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

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company issued 6,666,666 shares of common stock for cash proceeds received totaling $200,000, or $0.03 per share.  The shares were issued in private transactions to two accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.

These issuances of shares were made without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

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

August 11, 2009

16