Form 10-Q
period 2009-06-30
MEDIZONE INTERNATIONAL INC
filed 2009-08-11
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

At July 31, 2009, there were 229,229,624 shares of the issuer’s common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

June 30, 2009

Page

Number

Part I — Financial Information

Item 1 — Financial Statements

           Consolidated Balance Sheets:

June 30, 2009 (Unaudited) and December 31, 2008

3

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Six Months Ended June 30, 2009 and 2008

4

Consolidated Statements of Cash Flow (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

5

             Notes to the Consolidated Financial Statements

7

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T — Controls and Procedures

18

Part II — Other Information

Item 1 — Legal Proceedings

18

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 5 — Other Information

19

Item 6 — Exhibits

20

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$427,589	$12,272
Deferred consulting fees	56,779	72,000
Total Current Assets	484,368	84,272

PROPERTY AND EQUIPMENT (Net)	3,890	3,597

OTHER ASSETS
Trademark and patents, net	5,247	-
Total Other Assets	5,247	-

TOTAL ASSETS	$493,505	$87,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$675,378	$758,378
Due to shareholders	7,000	7,000
Accrued expenses	2,484,128	2,432,474
Notes payable	280,491	280,491
Total Current Liabilities	3,446,997	3,478,343

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,671,849	3,703,195

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 250,000,000 shares authorized of $0.001
par value, 229,229,624 and 199,926,128 shares issued
and outstanding, respectively	229,230	199,926
Additional paid-in capital	17,676,427	16,754,988
Currency exchange	(366)	-
Deficit accumulated during the development stage	(21,083,635)	(20,570,240)
Total Stockholders' Equity (Deficit)	(3,178,344)	(3,615,326)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$493,505	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	74,329	-	140,646	-	2,869,767
General and administrative	133,470	81,669	316,228	156,019	16,157,765
Expense on extension of warrants	75,480	-	105,393	64,962	2,092,315
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	470	-	814	-	49,278
Total Expenses	283,749	81,669	563,081	220,981	21,321,862

Loss from Operations	(283,749)	(81,669)	(563,081)	(220,981)	(21,188,513)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Debt forgiveness	-	-	61,514	-	541,252
Interest expense	(5,914)	(9,124)	(11,828)	(18,530)	(1,105,662)
Total Other Income (Expenses)	(5,914)	(9,124)	49,686	(18,530)	(310,122)

LOSS BEFORE EXTRAORDINARY ITEMS	(289,663)	(90,793)	(513,395)	(239,511)	(21,498,635)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Total Extraordinary Items	-	-	-	-	415,000

NET LOSS	$(289,663)	$(90,793)	$(513,395)	$(239,511)	$(21,083,635)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	206,592,796	174,695,090	204,557,805	167,932,739

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(513,395)	$(239,511)	$(21,083,635)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	816	-	49,280
Stock issued for services	32,851	-	3,324,767
Amortization of deferred consulting fees	65,000	-	65,000
Expense for extension of warrants below
market value	105,393	64,962	2,092,315
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	(61,514)	-	(250,024)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	(5,280)	-	(54,227)
Increase (decrease) in accounts payable	(21,486)	4,018	1,356,274
Increase (decrease) in accrued expenses	51,654	88,707	3,132,151
Net Cash Used by Operating Activities	(345,961)	(81,824)	(11,066,491)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Trademark and patent costs	(5,329)	-	(5,329)
Purchase of fixed assets	(1,027)	-	(44,182)
Net Cash Used by Investing Activities	(6,356)	-	(58,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	-	-	(192,774)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	5,020	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	768,000	80,000	9,831,622
Net Cash Provided by Financing Activities	768,000	85,020	11,552,861
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(366)	-	(366)
NET INCREASE IN CASH	415,317	3,196	427,589
CASH AT BEGINNING OF PERIOD	12,272	-	-
CASH AT END OF PERIOD	$427,589	$3,196	$427,589

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$29,708
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$32,851	$-	$3,324,767
Stock issued for prepaid consulting fees	$44,499	$-	$216,999
Stock issued for conversion of debt	$-	$233,182	$4,372,412
Stock issued for license agreement	$-	$-	$693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

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

The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the second quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its interim period ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

NOTE 2 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended June 30,
	2009	2008
Numerator
- Loss before extraordinary items	$ (289,663)	$ (90,793)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	206,592,796	174,695,090

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Six Months Ended June 30,
	2009	2008
Numerator
- Loss before extraordinary items	$ (513,395)	$ (239,511)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	204,557,805	167,932,739

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2009, which have resulted in an accumulated deficit of $21,083,635 at June 30, 2009.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next three months, has a working capital deficit of approximately $2,963,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, to establish manufacturing facilities, to build a sales and marketing organization, and to fund additional losses, which the Company expects to incur over the next several years.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

NOTE 3 -

GOING CONCERN (Continued)

During 2008, the Company raised a total of $279,000 through the sale of 14,633,333 restricted shares of common stock at prices ranging from $0.01 to $0.03 per share, which funds were used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  An additional $768,000 was raised during the six months ended June 30, 2009 through the sale of 27,599,999 restricted shares of common stock, at prices ranging from $0.02 to $0.03 per share.  The Company now believes that they have sufficient capital to cover its operating costs for the next several months.  However, the Company will need to raise additional capital during the fall of 2009.  The Company believes that they will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there are no guarantees.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing these or other additional funding, it will most likely be forced to cease operations.

Recently, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement for a lengthy clinical trial process.  The Company has recently commenced a second series of laboratory trials of this hospital sterilization technology, which is intended to build upon the success of its research to date.  If current trials continue to proceed successfully, they will be followed by a hospital mock-up and then hospital beta testing of the production prototype.  The Company hopes to commercialize this technology during the fourth quarter of 2009, which if successful, may provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects.

As previously, mentioned, the management of the Company intends to seek additional funding during the fall of 2009 which will be utilized to fund additional research and continue operations.  The Company recognizes that if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

NOTE 5 -

OUTSTANDING WARRANTS AND OPTIONS

On various dates over the past several years up to and including June 10, 2009, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to August 19, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, additional expense of $105,393 and $64,962 was recorded for the six months ended June 30, 2009 and 2008, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding warrants as of June 30, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	10,109,629	$0.13
Granted (extension of terms)	20,219,258	$0.13
Expired/Canceled	(20,219,258)	$(0.13)
Exercised	-	n/a
Outstanding, end of period	10,109,629	$0.13
Exercisable	10,109,629	$0.13

As of June 30, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates
1,000,000	$0.20	August 19, 2009
566,666	$0.15	August 19, 2009
555,555	$0.18	August 19, 2009
250,000	$0.55	August 19, 2009
1,250,000	$0.10	August 19, 2009
865,000	$0.05	August 19, 2009
5,539,075	$0.02	August 19, 2009
83,333	$0.03	August 19, 2009

10,109,629

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

NOTE 6 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the six months ended June 30, 2009, the Company issued 27,599,999 shares of common stock for cash proceeds of $768,000, at prices ranging from $0.02 to $0.03 per share.

During 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $14,000 and $21,000 of the $42,000 consulting expense was recognized for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively, with the remaining $7,000 recorded as deferred consulting fees, to be recognized over the remaining two month period at $3,500 per month.

Also during 2008, the Company’s board of directors approved the issuance of 1,000,000 free-trading shares to be issued to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a six-month term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $20,000 recognized during the six months ended June 30, 2009.

During April 2009, the Company’s board of directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares to be issued to a consultant valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $4,200 of the $25,200 was recognized for the six months ended June 30, 2009, with the remaining $21,000 recorded as deferred consulting fees, to be recognized over the remaining ten month period at $2,100 per month.

During May 2009, the Company’s board of directors approved the issuance of 500,000 restricted shares to be issued to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $2,161 of the $19,500 was recognized for the six months ended June 30, 2009, with the remaining $17,339 recorded as deferred consulting fees, to be recognized over the remaining period at $1,625 per month.

During June 2009, pursuant to a consulting agreement that included a cash payment of $7,200, the Company’s board of directors approved the issuance of 200,000 restricted shares to be issued to a consultant valued at $8,400, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a three-and-one-half month term, the shares vest in equal increments, and the total consulting expense is to be recognized over the same period.  $4,160 of the $15,600 total cost of the agreement was recognized for the six months ended June 30, 2009, with the remaining $11,440 recorded as deferred consulting fees, to be recognized over the remaining period at $4,457 per month.

Total deferred consulting fees related to the above mentioned agreements as of June 30, 2009 was $56,779 which will be recognized over the subsequent periods as previously discussed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

NOTE 7 -

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

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the six months ended June 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Medizone International, Inc. ("Medizone" or the "Company"), prior to 2008 had been dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and its process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of its products, including a drug production and delivery system; and (iii) applying its novel technology to the problem of nosocomial infections world-wide.  Beginning in 2008, management has re-positioned the Company to pursue an initiative in the field of hospital sterilization.

Corporate Redirection

Early in 2008, the Company's management and board of directors began to consider other applications of the Company's core technologies and new technologies with lower development costs with the objective of moving the Company to revenue production in the shortest period of time.

Since that time, management has worked to position the Company to pursue an initiative in the field of hospital sterilization.  This change in focus is based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community. Management believes that there is an opportunity to build on the Company's experience with ozone technologies and its bio-oxidative qualities in pursuing this initiative. The Company has shifted its near term efforts towards one of its founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing virtually all biological fluids (blood, serum, and plasma and its fractionates) as well as all biologically contaminated equipment and spaces.

The Company believes that Medizone's unique ozone generating technologies could play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as "the silent epidemic" (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (methicillin-resistant staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, "the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995. In 2005, in the United States alone, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U. S. polio epidemic."  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article recently published in the journal Science (18 July 2008, Vol 321 pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the US alone.

In response to this situation, the Company is currently developing a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  The development pathway will be based on independent peer-reviewed science and engineering excellence.

In 2008, the Company entered into a five-year agreement with BiOzone Corporation (“BiOzone”).  Under the agreement, BiOzone has been developing, along with the Company, equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The agreement also covers initial product manufacturing by BiOzone exclusively for the Company. Under this agreement, the Company retains the right to outsource additional manufacturing capacity.

During May 2009, the Company commenced the first of a series of trials designed to confirm that the Company’s AsepticSure™ Hospital Sterilization System can rapidly eliminate hospital-based bacterial pathogens known to be responsible for the growing number of deaths and serious infections currently plaguing the healthcare system worldwide.  The Company has engaged an internationally recognized expert in medical microbiology and hospital infections to lead the trials.  A second series of laboratory trials were commenced in early June 2009, after the first series produced results that management believes to have demonstrated significant bactericidal effects against C-difficile, E-coli, Pseudomonas aeruginous, MRSA (Methicillin Resistant Staph Aureus) and VRE, the main causative agents of hospital derived nosocomial infections.  This second series of laboratory trials resulted in what management believes to be levels of bactericidal action necessary to achieve the Company’s commercial objectives.  Future trials will now include a hospital mock-up and if successful, proceed to hospital beta testing of the production prototype, in preparation for marketing later in calendar year 2009.

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

In parallel research recently conducted at BiOzone, the Company’s engineering development partner, it was confirmed that the AsepticSure™ hospital sterilization system can complete the entire decontamination process with minimal disturbance to normal hospital flow patterns.  The Company believes that from a commercial viewpoint, the higher the “kill rate” in the shortest turn-around time, the more favorably physicians and hospital administrators will view the system.

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

During July 2009, the Company filed a patent application for the AsepticSure™ technology in order to establish protection of its commercial rights to this technology internationally.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.  Also during July 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its AsepticSure ™ product.

The Company believes its research and development time frame as well as intellectual property development remain on track.  Once the trial program for the Company’s AsepticSure™ hospital sterilization system is concluded, a staff expansion will then be required in order to position the Company for a targeted marketing program, initial sales and product service follow-up.

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

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  CFGH maintains offices at 170 Lauier Avenue West in Ottawa, Canada.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of the CFGH and maintains offices at the CFGH.  Dr. Shannon is also a member of the Company’s board of directors and is the Company’s Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of the CFGH and serves as the Secretary-Treasurer for the organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our CEO and Chairman), Daniel D. Hoyt, a director of the Company, and Jill C. Marshall NMD, Mr. Marshall’s wife and a former corporate officer of the Company.

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

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the six months ended June 30, 2009.

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

Three Months Ended June 30, 2009 and 2008

There were no sales during the quarters ended June 30, 2009 or 2008. For the three months ended June 30, 2009, the Company had a net loss of $289,663, compared with a net loss for the three months ended June 30, 2008 of $90,793.  The primary expense of the Company is payroll and other office costs, research, development, and consulting fees, together with interest expense and additional expense recorded as a result of the extension of certain stock purchase warrants outstanding.

For the three months ended June 30, 2008, the Company had no research and development expenses.  For the three months ended June 30, 2009, however, the Company incurred $74,329 in research and development costs, as a result of prototype development costs, consulting, and other research activities.  Since inception, the Company has spent a total of $2,869,767 for research and development related to its ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended June 30, 2009, were $133,470 compared to $81,669 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, along with increased professional fees.  The remaining general and administrative expenses include office expenses and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last eight years.

Principal amounts owed on notes payable totaled $280,491 at June 30, 2009 and December 31, 2008.  Interest expense on these obligations during the three months ended June 30, 2009 and 2008 was $5,914 and $5,914, respectively.  Additional interest expense of $3,210 was recorded for the three months ended June 30, 2008 on other outstanding indebtedness.

Six Months Ended June 30, 2009 and 2008

There were no sales during the quarters ended June 30, 2009 or 2008. For the six months ended June 30, 2009, the Company had a net loss of $513,395, compared with a net loss for the six months ended June 30, 2008 of $239,511.  The primary expense of the Company is payroll and other office costs, research, development, and consulting fees, together with interest expense and additional expense recorded as a result of the extension of certain stock purchase warrants outstanding.

For the six months ended June 30, 2008, the Company had no research and development expenses.  For the six months ended June 30, 2009, however, the Company incurred $140,646 in research and development costs, as a result of prototype development costs, consulting, and other research activities.

General and administrative expenses in the six months ended June 30, 2009, were $316,228 compared to $156,019 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, along with increased professional fees.  The remaining general and administrative expenses include office expenses and travel expenses.

Principal amounts owed on notes payable totaled $280,491 at June 30, 2009 and December 31, 2008.  Interest expense on these obligations during the six months ended June 30, 2009 and 2008 was $11,828 and $11,828, respectively.  Additional interest expense of $6,702 was recorded for the six months ended June 30, 2008 on other outstanding indebtedness.

The Company also recorded debt forgiveness of $61,514 from a professional service firm during the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, the Company’s working capital deficiency was $2,962,629, compared to a working capital deficiency of $3,394,071 at December 31, 2008.  The stockholders’ deficit at June 30, 2009 was $3,178,344 compared to $3,615,326 at December 31, 2008.

As a development stage company, the Company has had no revenues.  The Company will continue to require additional financing to fund its operations and to continue fund the research necessary to undertake its new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  The Company’s only source of financing to date has been the periodic sale of its common stock. During the six months ended June 30, 2009, the Company generated cash of $768,000 through common stock purchases at prices ranging from $0.02 to $0.03 per share.  An additional $295,582 was raised by the Company through the sale of its common stock during 2008.  The Company now believes that they have sufficient capital to cover its operating costs for the next several months.  However, the Company will need to raise additional capital during the fall of 2009.  The Company believes that they will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there are no guarantees.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s disclosures in its financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the second quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its interim period ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

Item 4T.  Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material developments during the quarter ended June 30, 2009 relative to the legal matters previously disclosed by the Company.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

Quarter and Six Months Ended June 30, 2009

In February and March, 2009, the Company issued an aggregate of 6,666,668 shares of common stock for cash proceeds totaling $200,000, or $0.03 per share.  The shares were issued in private transactions to two accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.

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

On various dates during the quarter ended June 30, 2009, the Company issued 20,933,331 shares of common stock for cash proceeds received totaling $568,000, at prices ranging from $0.02 to $0.03 per share.  These shares were sold in private transactions to twenty-one accredited investors who are otherwise unrelated to the Company.  No agent or broker was used in connection with the offer or sale of these securities.  The proceeds from these sales were used by the Company to pay general administrative expenses and for research and development.

Also during the quarter ended June 30, 2009, the Company issued 1,703,497 shares of common stock to five different outside consultants, valued at $77,350 or prices ranging from $0.036 to $0.10 per share, the market value of the shares on the date that the shares were approved to be issued.  $32,851 of the $77,350 consulting expense was recognized for the period ended June 30, 2009, with the remaining $44,499 recorded as deferred consulting fees, to be recognized monthly over the remaining term of the agreements.

These issuances of shares during the quarter ended June 30, 2009 were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

Year Ended December 31, 2008

During the three months ended December 31, 2008, the Company issued 1,000,000 shares of common stock in a private transaction to an outside consultant, valued at $30,000 or $0.03 per share, the market value of the shares on the date that the shares were approved to be issued.  Of the $30,000 consulting expense, $10,000 was recognized for the period ended December 31, 2008, with the remaining $20,000 recorded as deferred consulting fees, to be recognized monthly over the remaining term of the agreement.

The Company also issued 3,333,333 shares of common stock in a private placement transaction to one accredited investor, for cash proceeds received during December 2008 totaling $100,000, or $0.03 per share.  There were no underwriters involved. The proceeds were used for general operating expenditures and research and development expense.

Years Ended December 31, 2006 and 2007

No shares of common stock were issued during the years ended December 31, 2006 or 2007, due to a credit freeze by the Company’s stock transfer agent.  However, on various dates during 2006, the Company received a total of $110,100 from a director of the Company towards the purchase of 5,463,333 shares of common stock at a price of $0.02015 per share.  The purchase price exceeded the market price of the Company’s shares at the time the transactions were approved by the board of directors.  The shares underlying these deposits were eventually issued in May 2008 when the credit freeze was removed.  The Company has not repurchased any of its equity securities. The proceeds were used for general administrative purposes.

The issuances of shares described above were made without registration under the Securities Act of 1933 (the “Securities Act”) as amended, in reliance upon exemptions from registration, including, without limitation, section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

Item 5.     Other Information

The Company has scheduled an Annual Meeting of Shareholders to be held at 10:00 a.m. on Wednesday August 26, 2009 at the Peppermill Hotel and Casino, 2707 South Virginia Street, Reno, NV 89502.  Proxy material was provided to shareholders of record during July 2009.  During April 2009, the board of directors of the Company approved the request that shareholders vote at the Annual Meeting of Shareholders to increase the amount of authorized common shares to 395,000,000 and to approve a new class of Preferred Shares with 50,000,000 shares authorized.

Item 6.

Exhibits

Exhibit 31.01

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

5