Form 10-Q
period 2009-09-30
MEDIZONE INTERNATIONAL INC
filed 2009-11-12
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

At October 31, 2009, there were 234,605,889 shares of the issuer’s common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

September 30, 2009

Page

Number

Part I — Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets:

September 30, 2009 (Unaudited) and December 31, 2008

3

            Consolidated Statements of Operations (Unaudited):

For the Three Months and Nine Months Ended September 30, 2009 and 2008

5

Consolidated Statements of Cash Flow (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

6

             Notes to the Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.  Controls and Procedures

19

Part II — Other Information

Item 1.  Legal Proceedings

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 4.  Submission of Matters to a Vote of Security Holders

21

Item 6.  Exhibits

21

Signatures

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$146,618	$12,272
Prepaid expenses	9,928	-
Deferred consulting fees	48,053	72,000
Total Current Assets	204,599	84,272

PROPERTY AND EQUIPMENT (Net)	3,465	3,597

OTHER ASSETS
Trademark and patents, net	5,056	-
Lease deposit	2,245	-
Total Other Assets	7,301	-

TOTAL ASSETS	$215,365	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$693,576	$758,378
Due to shareholders	7,000	7,000
Accrued expenses	2,484,601	2,432,474
Notes payable	285,206	280,491
Total Current Liabilities	3,470,383	3,478,343

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,695,235	3,703,195

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 234,605,889 and 199,926,128 shares issued
and outstanding, respectively	234,606	199,926
Additional paid-in capital	17,842,148	16,754,988
Currency exchange	5	-
Deficit accumulated during the development stage	(21,556,629)	(20,570,240)
Total Stockholders' Equity (Deficit)	(3,479,870)	(3,615,326)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$215,365	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		Sept. 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	165,237	-	305,883	-	3,035,004
General and administrative	301,149	186,870	617,377	342,889	16,458,914
Expense on extension of warrants	-	-	105,393	64,962	2,092,315
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	618	129	1,432	129	49,896
Total Expenses	467,004	186,999	1,030,085	407,980	21,788,866

Loss from Operations	(467,004)	(186,999)	(1,030,085)	(407,980)	(21,655,517)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Debt forgiveness	-	-	61,514	-	541,252
Interest expense	(5,990)	(5,914)	(17,818)	(24,444)	(1,111,652)
Total Other Income (Expenses)	(5,990)	(5,914)	43,696	(24,444)	(316,112)

LOSS BEFORE EXTRAORDINARY ITEMS	(472,994)	(192,913)	(986,389)	(432,424)	(21,971,629)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Total Extraordinary Items	-	-	-	-	415,000

NET LOSS	$(472,994)	$(192,913)	$(986,389)	$(432,424)	$(21,556,629)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	231,947,675	189,527,578	215,911,398	175,183,560

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(986,389)	$(432,424)	$(21,556,629)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,432	129	49,896
Stock issued for services	35,462	49,500	3,327,378
Amortization of deferred consulting fees	89,335	-	89,335
Expense for extension of warrants below
market value	105,393	64,962	2,092,315
Value of stock options granted	146,097	-	146,097
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt	(61,514)	-	(250,024)
Gain on lawsuit settlement	-	-	(415,000)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	(6,149)	-	(55,096)
Increase (decrease) in accounts payable	(1,788)	19,359	1,375,972
Increase (decrease) in accrued expenses	52,127	132,200	3,132,624
Net Cash Used by Operating Activities	(625,994)	(166,274)	(11,346,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs	-	-	(8,904)
Trademark and patent costs	(5,329)	-	(5,329)
Purchase of fixed assets	(1,027)	(4,065)	(44,182)
Net Cash Used by Investing Activities	(6,356)	(4,065)	(58,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(1,309)	-	(194,083)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	7,591	44,658
Payment on shareholder advances	-	(5,059)	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	768,000	179,000	9,831,622
Net Cash Provided by Financing Activities	766,691	181,532	11,551,552
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	-	5
NET INCREASE IN CASH	134,346	11,193	146,618
CASH AT BEGINNING OF PERIOD	12,272	-	-
CASH AT END OF PERIOD	$146,618	$11,193	$146,618

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		Sept. 30,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$29,708
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$35,462	$49,500	$3,327,378
Stock issued for prepaid consulting fees	$65,388	$152,500	$237,888
Stock issued for conversion of debt	$1,500	$233,182	$4,373,912
Stock issued for license agreement	$-	$-	$693,752

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

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

The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements

In June 2009, the Company adopted a new accounting standard for subsequent events, as codified in Accounting Standards Codification (“ASC”) 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new standard is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The adoption of this new standard had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), (formerly, SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This new standard establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification now supersedes all previous-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification has now become non-authoritative.  Now that the Codification is in effect, all of its content carries the same level of authority.  The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

NOTE 2 -

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

NOTE 2 -

CANADIAN FOUNDATION FOR GLOBAL HEALTH (Continued)

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

In January 2003, the Financial Accounting Standards Board issued a new standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the nine months ended September 30, 2009.

NOTE 3 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2009	2008
Numerator
- Loss before extraordinary items	$ (472,994)	$ (192,913)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	231,947,675	189,527,578

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Nine Months Ended September 30,
	2009	2008
Numerator
- Loss before extraordinary items	$ (986,389)	$ (432,424)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	215,911,398	175,183,560

Basic Income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

NOTE 3 -

LOSS PER SHARE (Continued)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2009, which have resulted in an accumulated deficit of $21,556,629 at September 30, 2009.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next three months, has a working capital deficit of approximately $3,266,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.

During 2008, the Company raised a total of $279,000 through the sale of 14,633,333 restricted shares of common stock at prices ranging from $0.01 to $0.03 per share, which funds were used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  An additional $1,000,100 has been raised during 2009 through the sale of 31,468,332 restricted shares of common stock, at prices ranging from $0.02 to $0.06 per share ($232,100 of which was subsequent to September 30, 2009).  However, the Company will need to raise additional capital in the near future in order to sustain operations and to fund additional research.  The Company believes that it will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing this or other additional funding, it will most likely be forced to substantially reduce or cease operations.

Recently, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement of a lengthy clinical trial process.  The Company has recently commenced a third series of laboratory trials of this hospital sterilization technology at Innovation Park, Queen’s University, Ontario, Canada, which is intended to build upon the success of its research to date and to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, the Company research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  The Company believes that this development will significantly expand the utility for the AsepticSure™ technology.

In addition, a development prototype is being finalized in order to conduct a full room scale hospital mock up.  The mock up trial is intended to be followed by hospital beta testing of the AsepticSure™ hospital sterilization prototype system.  Assuming successful hospital beta testing, commercialization of the system with first product deliveries is expected during the first half of 2010, which the Company believes will provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

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

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term goes through June 30, 2010 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST).

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

Warrants

On various dates over the past several years up to and including June 10, 2009, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to August 19, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $105,393 and $64,962 was recorded for the nine months ended September 30, 2009 and 2008, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

On August 5, 2009, warrants held by two separate directors of the Company for a total of 6,487,408 shares were exercised, using the cashless exercise provision within the warrant agreements, resulting in the issuance of 5,126,265 shares of common stock with no cash proceeds received.  On August 19, 2009, all remaining warrants expired unexercised.

A summary of the status of the Company’s outstanding warrants as of September 30, 2009 and changes during the nine months then ended is presented below:

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	10,109,629	$0.08
Granted (extension of terms)	20,219,258	$0.08
Expired/Canceled	(23,841,479)	$(0.09)
Exercised	(6,487,408)	$(0.02)
Outstanding, end of period	-	n/a
Exercisable	-	n/a

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of September 30, 2009, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $146,097 was recorded for the nine months ended September 30, 2009 under the Black-Scholes option pricing model for these options granted on August 26, 2009.  Additional expense of $97,398 will be recorded in the future as the additional vesting requirements are met.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	n/a
Granted	2,500,000	$0.10
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	2,500,000	$0.10
Exercisable	1,500,000	$0.10

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the nine months ended September 30, 2009, the Company issued 27,599,999 shares of common stock for cash proceeds of $768,000, at prices ranging from $0.02 to $0.03 per share.

During 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to be issued to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $14,000 of the $42,000 consulting expense was recognized for the year ended December 31, 2008, with the remaining $28,000 recognized during the nine months ended September 30, 2009.

Also during 2008, the Company’s board of directors approved the issuance of 1,000,000 free-trading shares to be issued to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a six-month term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $20,000 recognized during the nine months ended September 30, 2009.

During April 2009, the Company’s board of directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares to be issued to a consultant valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $10,500 of the $25,200 was recognized during the nine months ended September 30, 2009, with the remaining $14,700 recorded as deferred consulting fees, to be recognized over the remaining seven month period at $2,100 per month.

During May 2009, the Company’s board of directors approved the issuance of 500,000 restricted shares to be issued to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $7,036 of the $19,500 was recognized for the nine months ended September 30, 2009, with the remaining $12,464 recorded as deferred consulting fees, to be recognized over the remaining period at $1,625 per month.

During June 2009, pursuant to a consulting agreement that included a cash payment of $7,200, the Company’s board of directors approved the issuance of 200,000 restricted shares to be issued to a consultant valued at $8,400, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a three-and-one-half month term, the shares vest in equal increments, and the total consulting expense is to be recognized over the same period, which expired on September 15, 2009.

During September 2009, the Company’s board of directors approved the issuance of 250,000 restricted shares to be issued to a consultant valued at $25,000, or $0.10 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  15,000 of the shares issued were issued in lieu of outstanding debt owed to the consultant, totaling $1,500.  The remaining 235,000 shares issued were based on a consulting agreement expiring on January 31, 2010, the shares vest in equal increments, and the $23,500 consulting expense is to be recognized over the same period.  $2,611 of the $23,500 was recognized for the nine months ended September 30, 2009, with the remaining $20,889 recorded as deferred consulting fees, to be recognized over the remaining period at $5,222 per month.

Total deferred consulting fees related to the above mentioned agreements as of September 30, 2009 was $48,053 which will be recognized over the subsequent periods as previously discussed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

As previously discussed, on August 5, 2009, warrants held by two separate directors of the Company for a total of 6,487,408 shares were exercised, using the cashless exercise provision within the warrant agreements, resulting in the issuance of 5,126,265 shares of common stock with no cash proceeds received.

NOTE 8 -

RECAPITALIZATION

Effective August 26, 2009, authorized by the shareholders pursuant to Proposal 4 at the Company’s annual shareholder’s meeting, the Company’s Articles of Incorporation were amended to include a class of Preferred Stock, par value $0.00001, with authorized shares of 50,000,000.  No shares of Preferred Stock have been issued, however.  The rights and preferences of the newly authorized preferred shares will be determined by the Company’s Board of Directors at a later time.

The Articles of Incorporation were also amended to increase the authorized shares of common stock from 250,000,000 to 395,000,000 shares, par value $0.001.

NOTE 9 -

SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company raised additional funds totaling $232,100, through the issuance of 3,868,333 shares of restricted common stock, issued at $0.06 per share.

The Company evaluated events through November 9, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Medizone International, Inc. ("Medizone" or the "Company"), prior to 2008 had been dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and its process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of its products, including a drug production and delivery system; and (iii) applying its novel technology to the problem of nosocomial infections world-wide.  Beginning in 2008, management re-positioned the Company to pursue an initiative in the field of hospital sterilization.

Corporate Redirection

Early in 2008, our management and board of directors began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.

Since that time, management has worked to position us to pursue an initiative in the field of hospital sterilization.  This change in focus is based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community. Management believes that there is an opportunity to build on our experience with ozone technologies and its bio-oxidative qualities in pursuing this initiative. We have shifted our near term efforts towards one of its founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing biological fluids (blood, serum, and plasma and its fractionates) as well as biologically contaminated equipment and spaces.

We believe that our unique ozone generating technologies could play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as "the silent epidemic" (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (methicillin-resistant staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, "the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995. In 2005, in the United States alone, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U. S. polio epidemic."  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report, 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article recently published in the journal Science (18 July 2008, Vol 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the US alone.

In response to this situation, we are currently developing a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  The development pathway will be based on independent peer-reviewed science and engineering excellence.

In 2008, we entered into a five-year agreement with BiOzone Corporation (“BiOzone”).  Under the agreement, BiOzone has been developing, along with us, equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The agreement also covers initial product manufacturing by BiOzone exclusively for Medizone. Under this agreement, we retain the right to outsource additional manufacturing capacity.

During May 2009, we commenced the first of a series of trials designed to confirm that our AsepticSure™ Hospital Sterilization System can rapidly eliminate hospital-based bacterial pathogens known to be responsible for the growing number of deaths and serious infections currently plaguing the healthcare system worldwide.  We have engaged an internationally recognized expert in medical microbiology and hospital infections to lead the trials.  A second series of laboratory trials were commenced in early June 2009, after the first series produced results that management believes to have demonstrated significant bactericidal effects against C-difficile, E-coli, Pseudomonas aeruginous, MRSA and VRE, the main causative agents of hospital derived nosocomial infections.  This second series of laboratory trials resulted in what management believes to be levels of bactericidal action necessary to achieve our commercial objectives.

A third series of laboratory trials were commenced during October 2009 in order to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, our research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  We now believe that this development will significantly expand the utility for the AsepticSure™ technology.

Simultaneously with this recent testing, a development prototype is being finalized in order to conduct a full room scale hospital mock-up.  If the hospital mock-up is successful, we will proceed to hospital beta testing of the production prototype in preparation for marketing.  Commercialization of the system, with first product deliveries, is expected during the first half of 2010.

In addition to the hospital sterilization initiative, we have developed an ozone-destruct unit which is used following sterilization of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have targeted initially the treatment of a typically sized surgical suite including sterilization followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

In parallel research recently conducted at BiOzone, our engineering development partner, it was confirmed that the AsepticSure™ hospital sterilization system can complete the entire decontamination process with minimal disturbance to normal hospital flow patterns.  We believe that from a commercial viewpoint, the higher the “kill rate” in the shortest turn-around time, the more favorably physicians and hospital administrators will view the system.

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

In July 2009, we filed a patent application for the AsepticSure™ technology in order to establish protection of its commercial rights to this technology internationally.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.  A second patent filing is expected in the near future to cover the recent testing results as explained above.  Also effective July 1, 2009, we entered into a lease agreement and established our own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide us with a primary research and development platform as we proceed towards commercialization of the AsepticSure ™ product.

We believe our research and development time frame as well as intellectual property development remain on track.  Once the trial program for the AsepticSure™ hospital sterilization system is concluded, we expect to out-source the manufacturing of the product and ultimately, partner with a large corporation for the sales and marketing of the final product.

Canadian Foundation for Global Health (CFGH) – Consolidated Variable Interest Entity

We assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with Medizone for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

The CFGH is specifically not authorized to contract for research or other services on our behalf without prior approval.  All intellectual property, including but not limited to, scientific results, patents and trademarks that are derived from work done on our behalf or at our request, by CFGH or parties contracted by CFGH with our prior approval, are the sole and exclusive property of Medizone.

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  CFGH maintains offices at 170 Lauier Avenue West in Ottawa, Canada.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of the CFGH and maintains offices at the CFGH.  Dr. Shannon is also a member of our board of directors and is our Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of the CFGH and serves as the Secretary-Treasurer for the organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our CEO and Chairman), Daniel D. Hoyt, a director of the Company, and Jill C. Marshall, NMD, Mr. Marshall’s wife and a former corporate officer of the Company.

In January 2003, the Financial Accounting Standards Board issued a new accounting standard  which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the nine months ended September 30, 2009.

Results of Operations

We were incorporated in January 1986.  We are a development stage company primarily engaged in research into the medical uses of ozone.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations.   If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

Three Months Ended September 30, 2009 and 2008

There were no sales during the quarters ended September 30, 2009 or 2008. For the three months ended September 30, 2009, we had a net loss of $472,994, compared with a net loss for the three months ended September 30, 2008 of $192,913.  Our primary expense is payroll and other office costs, research, development, and consulting fees, together with interest expense and additional expense recorded as a result of options granted, and the extension of certain stock purchase warrants outstanding.

For the three months ended September 30, 2008, we had no research and development expenses. For the three months ended September 30, 2009, however, we incurred $165,237 in research and development costs, as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $3,035,004 for research and development related to its ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended September 30, 2009, were $301,149 compared to $186,870 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, valuation of options granted for consulting services during 2009, costs incurred for the shareholder meeting held in August 2009, and increased professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.  Our lack of cash has prevented us from paying all accrued salary and other expenses during the last eight years.

Principal amounts owed on notes payable totaled $285,206 and $280,491 at September 30, 2009 and December 31, 2008, respectively.  Interest expense on these obligations during the three months ended September 30, 2009 and 2008 was $5,990 and $5,914, respectively.

Nine Months Ended September 30, 2009 and 2008

There were no sales during the nine months ended September 30, 2009 or 2008. For the nine months ended September 30, 2009, we had a net loss of $986,389, compared with a net loss for the nine months ended September 30, 2008 of $432,424.  Our primary expense is payroll and other office costs, research, development, and consulting fees, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

For the nine months ended September 30, 2008, we had no research and development expenses.  For the nine months ended September 30, 2009, however, we incurred $305,883 in research and development costs, as a result of prototype development costs, consulting, and other research activities.

General and administrative expenses in the nine months ended September 30, 2009, were $617,377 compared to $342,889 during the same period in 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, valuation of options granted for consulting services during 2009, costs incurred for the shareholder meeting held in August 2009, and increased professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $285,206 and $280,491 at September 30, 2009 and December 31, 2008.  Interest expense on these obligations during the nine months ended September 30, 2009 and 2008 was $17,818 and $24,444, respectively.  Additional interest expense of $6,702 was recorded for the nine months ended September 30, 2008 on other outstanding indebtedness.

We also recorded debt forgiveness of $61,514 from a professional service firm during the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, our working capital deficiency was $3,265,784, compared to a working capital deficiency of $3,394,071 at December 31, 2008.  The stockholders’ deficit at September 30, 2009 was $3,479,870 compared to $3,615,326 at December 31, 2008.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  Our only source of financing to date has been the periodic sale of common stock. During the nine months ended September 30, 2009, we generated cash of $768,000 through common stock sales at prices ranging from $0.02 to $0.03 per share.  During October and November 2009, we raised an additional $232,100 through the sale of common stock at $0.06 per share.  However, we will need to raise additional capital in the near future in order to continue its research and development activities and to sustain operations.  We believe that we will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there is no assurance that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund our projects on a monthly basis, as needed.

Our unaudited financial statements included in this report have been prepared on the assumption that the Company will continue as a going concern. Through the date of this report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing shareholders.

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading "Description of Business”.  The Company believes that many of the risks previously discussed and in its SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•

Rigorous government scrutiny and regulation of our products and planned products;

•

Potential effects of adverse publicity regarding ozone and related technologies or industries;

•

Failure to sustain or manage growth including the failure to continue to develop new products; and

•

The ability to obtain needed financing.

Critical Accounting Policies and Estimates

This Discussion and Analysis of Financial Condition and Results of Operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. These estimates are based on historical experience and other assumptions that management considers to be appropriate in the circumstances. However, actual future results may vary from these estimates, since by their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, warranty obligations, product liability, revenue, and income taxes.

We account for equity securities issued for services rendered at the fair value of the securities on the date of issuance.

Recent Accounting Pronouncements

In June 2009, we adopted a new accounting standard for subsequent events, as codified in Accounting Standards Codification (“ASC”) 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new standard is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The adoption of this new standard had no impact on our consolidated financial statements.  We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.

Effective July 1, 2009, we adopted the “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), (formerly, SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This new standard establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification now supersedes all previous-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification has now become non-authoritative.  Now that the Codification is in effect, all of its content carries the same level of authority.  We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in prevailing market interest rates affecting the return on its investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material developments during the quarter ended September 30, 2009 relative to the legal matters previously disclosed by the Company.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

Nine Months Ended September 30, 2009

In February and March, 2009, we issued an aggregate of 6,666,668 shares of common stock for cash proceeds totaling $200,000, or $0.03 per share.  The shares were issued in private transactions to two accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.

These sales were made without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

On various dates during the months of April, May and June, 2009, we sold 20,933,331 shares of common stock for cash proceeds received totaling $568,000, at prices ranging from $0.02 to $0.03 per share.  These shares were sold in private transactions to twenty-one accredited investors who are otherwise unrelated to the Company.  No agent or broker was used in connection with the offer or sale of these securities.  The proceeds from these sales were used to pay general administrative expenses and for research and development.

Also during the nine months ended September 30, 2009, we issued 1,953,497 shares of common stock to five different outside consultants, valued at $102,350 or prices ranging from $0.036 to $0.10 per share, the market value of the shares on the date that the shares were approved to be issued.  $54,297 of the $102,350 consulting expense was recognized for the nine months ended September 30, 2009, with the remaining $48,053 recorded as deferred consulting fees, to be recognized monthly over the remaining term of the agreements.

These issuances of shares were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

During August 2009, we issued a total of 5,126,265 shares of common stock to two separate Company directors as the result of a cashless exercise of a total of 6,487,408 outstanding stock options.  The stock options were exercisable at prices ranging from $0.02 to $0.05 per share, but included a cashless provision of exercise.  Therefore, no cash proceeds were received us as a result of this stock issuance.  Each of these directors is an accredited investor for purposes of Section 4(2) and Regulation D under the Securities Act of 1933.  The shares issued were restricted shares and the certificates representing such shares were marked with an appropriate restrictive legend indicating that the transfer or sale of such securities was restricted in the absence of registration or an exemption from registration available to the sellers under the Securities Act.

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders at 10:00 am Pacific Time on Wednesday, August 26, 2009 at

the Peppermill Hotel and Casino, 2707 South Virginia Street, Reno, Nevada, to:

1.

Elect four directors to serve until the 2010 Annual Meeting of Stockholders;

2.

To authorize an increase in the authorized shares of the Company’s common stock to 395,000,000 shares and to approve a Preferred Stock series of stock with 50,000,000 shares authorized; and

3.

To ratify the selection of HJ Associates and Consultants, LLP as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2009.

The results of the voting were as follows:

1. Directors	For	Against/Withheld	% (Eligible Voters) For
Edwin G. Marshall	167,217,340	5,254,063	75.96%
Richard G. Solomon	167,644,063	4,827,340	76.16%
Daniel D. Hoyt	171,634,273	837,130	77.97%
Dr. Michael E. Shannon	167,663,963	4,807,440	76.17%

2. Authorized Shares of Common and Preferred Stock	115,427,205	57,044,198	52.44%

3. Ratify HJ Associates and Consultants, LP	16,565,173	324,662	78.20%

A total of 172,471,403 shares were represented at the meeting in person or by proxy, or approximately 78.35% of the total 220,129,624 shares eligible to vote.

Item 6.

Exhibits

Exhibit 3(i)

Amended Articles of Incorporation approved August 26, 2009

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

MEDIZONE INTERNATIONAL, INC.

(Registrant)

/s/ Edwin G. Marshall

Edwin G. Marshall, Chairman and Chief Executive

Officer (Principal Executive Officer)

/s/ Steve M. Hanni

Steve M. Hanni, Chief Financial Officer

(Principal Financial and Principal Accounting Officer)

November 10, 2009