Form 10-K
period 2009-12-31
MEDIZONE INTERNATIONAL INC
filed 2010-03-15
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [  ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates was $26,465,094 on June 30, 2009 based on the average bid and asked prices of such stock as reported on the National Daily Quotation Bureau. On February 28, 2010, the registrant had 242,201,432 shares of common stock, par value $.001 per share, issued and outstanding.

Documents Incorporated by Reference

The registrant does not incorporate any documents by reference in this report.

TABLE OF CONTENTS

PART I

Item 1.

Business

   3

Item 1A.

Risk Factors

   8

Item 2.

Properties

 12

Item 3.

Legal Proceedings

 12

Item 4.

Submission of Matters to a Vote of Security Holders

 13

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

13

Item 7

Management's Discussion and Analysis of Financial Condition

and Results of Operations

15

Item 8.

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

16

Item 9A

Controls and Procedures

17

Item 9B.

Other Information

18

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

18

Item 11.

Executive Compensation

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

22

Item 13.

Certain Relationships and Related Transactions, and Director Independence

24

Item 14.

Principal Accounting Fees and Services

24

PART IV

Item 15

Exhibits, Financial Statement Schedules

24

Signatures

26

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

PART I

Item 1.

Business

Corporate Redirection

Medizone International, Inc. ("Medizone," the "Company," “we,” “us,” “our”), prior to 2008, had been dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and its process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of its products, including a drug production and delivery system; and, (iii) applying its novel technology to the problem of nosocomial infections world-wide.

Ozone is a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Ozone does not react with organic matter and therefore it leaves no residue in the water or on the treated product.  Ozone also does not form any toxic byproducts and when used in water, it can be filtered and reused.  This means that no change in color or flavor results from the ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing, equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

Early in 2008, our management and board of directors began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.

Beginning in 2008, management re-positioned the Company to pursue an initiative in the field of hospital sterilization.  Following laboratory results with Bacillus subtilis, an internationally recognized surrogate for Anthrax, that produced 7 log reductions (sterilization), we have expanded our research and business plan to include bio-terrorism countermeasures as well as hospital sterilization and critical infrastructure de-contamination.

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

In response to this situation, we are currently developing a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  The development pathway will be based on independent peer-reviewed science and engineering excellence.  A government variant of AsepticSure™ is being developed for bio-terrorism countermeasures.

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

A third series of laboratory trials were commenced during October 2009 in order to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  This third series of laboratory trials were completed during January 2010.  These tests now predictably demonstrate greater than 6 logs (99.9999%) of bacterial “kill” across the full spectrum of hospital contaminants including MRSA, C difficile, E coli, Pseudomonas aeruginosa and VRE (Vanocomycin-resistant Enterococci) in addition to the internationally accepted surrogate for Anthrax, Bacillus subtilis.  Our research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  We now believe that this development will significantly expand the utility and acceptance for the AsepticSure™ technology.

Simultaneously with this recent testing, a development prototype was completed, which has demonstrated that it can reach both the charge time and saturation requirements of its design criteria.   Mock-up trials began in January 2010 for both public (hospital) and government (bio-terrorism countermeasures) applications.  Results obtained during early February 2010 show that every full-scale test run completed in our hospital room mock-up facility has resulted in the total elimination of all bacteria present in the room. In this current phase of development, we will attempt to confirm, in a more realistic hospital setting, recent laboratory findings indicating extremely high antibacterial efficacy for its novel technology (6-7.2 log reductions) against the primary causative agents of hospital acquired infections (HAI’s), sometimes referred to as “Super Bugs”.  We have now completed multiple runs with very high concentrations of MRSA, VRE and E coli samples that were distributed throughout the test room.  In every instance, the AsepticSure™ system produced greater than 6 log (99.9999%) reductions, which by definition, is sterilization.  We now intend to systematically collect empirically verifiable scientific data on all of the remaining causative agents of HAI’s.  Given these recent results in a full room test setting which precisely mirrors our laboratory setup, we fully expect the same results with all remaining bacteria as well as Bacillus subtilis, the recognized surrogate for Anthrax.   If the hospital mock-up continues to be successful, we will proceed to hospital beta testing of a production prototype in preparation for marketing.  Commercialization of the system, with first product deliveries, is expected later this year.

In addition to the hospital sterilization initiative, we have developed an ozone-destruct unit which is used following sterilization of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including sterilization followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.  While full room-scale testing only began in January 2010, preliminary results have demonstrated greater than 6 log (99.9999%) reductions are obtainable with the room cleared and then returned to service in under two hours.  Therefore, early results have demonstrated that the system meets our design criteria.

An application for registration of a trademark has been filed for the system with the United States Patent and Trademark Office for the mark AsepticSure™. The mark is used to describe a portable decontamination and sterilization system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C difficile, E coli, Pseudomonas aeruginous, MRSA and VRE.

On July 6, 2009, we filed US patent application 61/223,219 titled “Healthcare Facility Disinfecting System” for the AsepticSure™ technology.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

During the third round of trials, additional technologies were added to the AsepticSure™ system, each having their own antimicrobial effects, which in combination, were shown not to be additive, but multiplicative.  The unprecedented results obtained of 6-log reductions or greater with all HAI associated pathogens provided us with valuable inventive information that resulted in a second patent filing made on January 20, 2010.

This second patent filing (US patent application 61/295,851) protects improvements in our basic procedure and protocol achieved by combining it with another procedure, resulting in a significant increase in disinfecting capabilities demonstrated during the third round of laboratory trials against a wide variety of bacteria and on a range of different surfaces commonly found in healthcare and other essential facilities.  Both patent applications currently afford international protection for this technology, and can be expanded into full international patent applications, in countries of our choice.

Also effective July 1, 2009, we entered into a lease agreement and established our own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided us with a primary research and development platform as we proceed towards commercialization of the AsepticSure ™ product.  Our laboratory space was doubled in size during January 2010 in order to conduct full-size room testing (mock-trials).

We believe our research and development time frame as well as intellectual property development remain on track.  Once the trial program for the AsepticSure™ hospital sterilization system is concluded, we expect to out-source the manufacturing of the product and partner with large, well established companies that are already fully embedded in our sector of business as suppliers, such as medical device manufacturers or service companies.

We possibly may partner with several such companies, perhaps covering different geographical markets such as North America, Asia, and Europe.  The same may prove to be true for the outsourcing of additional manufacturing capacity.  By developing relationships with multiple corporate partners, management believes that we will be able to better maintain control over our products and obtain more competitive returns.  We have held preliminary talks with potential corporate partners in the hospital sector, but have not committed to any corporate relationship at the present time.  At this time, we intend to maintain sales of the government variant of AsepticSure™ in-house, as we have full-time staff and consultants that are very experienced in dealing with government affairs and government contracts.

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

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  CFGH maintains offices at 170 Lauier Avenue West in Ottawa, Canada.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of the CFGH and maintains offices at the CFGH.  Dr. Shannon is also a member of our board of directors and is our Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of the CFGH and serves as the Secretary-Treasurer for the organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our CEO and Chairman), Daniel D. Hoyt, a director of the Company, Jill C. Marshall, NMD, Mr. Marshall’s wife and a former corporate officer of the Company, and Dr. Ron St. John.

In January 2003, the Financial Accounting Standards Board issued a new accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the year ended December 31, 2009.

Government Regulation

The Environmental Protection Agency (“EPA”) allows use of ozone with no reporting or record keeping.  The Food and Drug Administration (“FDA”) approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The United States Department of Agriculture approved ozone as organic under the USDA Organic Rule in 2000.

Ozone can damage the lungs if it is inhaled.  Inhaling ozone may cause respiratory problems in healthy individuals and may worsen chronic respiratory diseases.  Because of these risks, it is important to follow proper procedures when using ozone technology.  Along with technology development and scientific testing of our product, we are developing protocols for room sealing during the treatment period, followed by ozone-destruct to habitable standards prior to re-entry and returning the space to service.

We are working with outside regulatory consultants to determine the application of government regulation on our technology and its use.  We have determined the following in connection with our assessment of applicable regulations:

1.

Our ozone-based technology will be assessed by the EPA.  In certain applications, it may be considered a pesticide used for decontamination (as would be the case in anti-terrorism applications).  In that event, submission of safety and effectiveness data may be required.  The precedent technology is vaporized hydrogen peroxide.  The EPA may be most interested in bactericidal and sporicidal activity and ozone destruction and residual ozone levels.  According to our data, residual ozone levels achieved are <0.02 ppm.  As a result, we do not anticipate any EPA-related regulatory issues.

2.

Our ozone-based technology is considered a Class I medical device by the FDA (Code LRJ, Class I Disinfectant, Medical Devices; covered under 880.6890 General Purpose Disinfectants). This is the lowest and safest medical device class.  According to FDA 21 CFR Parts 862-892, the technology is exempted from pre-market authorization, so FDA approval need only be sought when the technology is mature, validated and market-ready.  The standard FDA Class I device marketing application will apply.  As a result, we do not anticipate any FDA-related regulatory issues.

The manufacturing and marketing of our AsepticSure™ system is subject to the standards of Good Manufacturing Practices.  We do not anticipate any difficulty or unreasonable expense in meeting these standards. We do not believe any approvals or certifications will be required for the use of the system in the hospital sterilization initiative.

For the foreseeable future, we have suspended our efforts to seek FDA approval of our precise mixture of ozone and oxygen (the “Drug”), which previously was part of our principal focus.  In the future, should we obtain substantial additional funding or generate revenues sufficient to support a return to its viral disease treatment program, and should we choose to do so, we may resume the testing, manufacturing and marketing of the Drug and related drug delivery technology (the “Medizone Technology”), as well as our related research and development activities, all of which are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries.  At this time, because we believe that complying with these regulations would involve a considerable amount of time, expense and uncertainty, we intend to direct our development efforts to the launch of the AsepticSure™ system.  We believe the AsepticSure™ system, because it does not fall under the FDA description of a drug, medical device or treatment, will provide a much more cost-effective path for us to gain revenue in a reasonable period of time and at greatly reduced cost when compared to the development of a drug, medical device or treatment protocol.

Patents

As indicated on page 5 above, we filed a patent application (US Patent No. 61/223,219) under the title “Healthcare Facility Disinfecting System”.  A second patent application entitled “Disinfecting Process and Apparatus” was filed on January 18, 2010 under US patent application no. 61/295,851.  Both patent applications currently afford international protection for our sterilization technology, and can be expanded into full international patent applications, in countries of our choice, in the months ahead.

In prior years, we also filed two patent applications, both related to our original ozone technologies, as follows:

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

In addition, we have filed a process patent (U.S. Patent No. 4,632,980) entitled “Ozone Decontamination of Blood and Blood Products,” covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components.  That patent expired in February 2003.  Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patent Nos. 1 and 2 described above.

International Activities

Medizone Canada Limited

We presently own all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation (“MedCan”).  MedCan was a participant in the Canadian Blood Forces Program’s SIV Study described above.  The Canadian government requires that a Canadian entity must perform research accepted under the auspices of Health Canada.  MedCan is not currently engaged in any business activity.

Medizone New Zealand Limited

On June 22, 1995, we entered into a series of contracts which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited (MNZ).  Prior to the termination of this joint venture on December 14, 2009 as described below, MNZ was a privately held corporation equally owned by us and Solwin Investments Limited (Solwin), a New Zealand corporation, and was a development stage company whose objective was to obtain regulatory approval for the distribution of our patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.  The principal of MNZ was Richard G. Solomon (Solomon), who is also one of our board members.

Originally, we had purchased 100% of MNZ from Solomon, a New Zealand citizen, who became a director of Medizone in January 1996 and who had caused the formation of MNZ on June 22, 1995.  Contemporaneously with this transaction, we sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which we thereupon loaned $50,000 to MNZ, repayable on demand.

We also entered into a Licensing Agreement with MNZ (the “Licensing Agreement”) and a Managing Agent Agreement (the “Managing Agent Agreement”).

Pursuant to entering into the Licensing Agreement, we granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand.  MNZ had agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement.  The License Agreement was to terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010.

Pursuant to the Managing Agent Agreement, MNZ was to act as our agent in the finding of other licensees of our patents and trademark in the following countries: Australia (including Australia and New Zealand), the South Pacific Islands, and South East Asia (including the Philippines, Indonesia and Vietnam).  The Managing Agent Agreement was to expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by us upon an occurrence of certain events.

Until the joint venture was terminated during December 2009 as described in the following paragraph, the investment in the joint venture had been recorded under the equity method of accounting as we did not have ultimate control of the joint venture.

Effective December 14, 2009, in an effort to unwind the joint venture and reconvey to us all global marketing rights of our intellectual property, we entered into a Termination Agreement (the Termination Agreement) whereby we issued a total of 312,500 shares of common stock (valued at $0.40 per share, an approximate 4.0% increase over the market value of the shares on the date the agreement was entered into) to Solwin as consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, we assigned to Solwin our ownership rights and shares in MNZ.  For the year ended December 31, 2009, we recorded a loss of $125,000, as we were unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.  As part of the agreement, Solwin will not use the name Medizone New Zealand Limited moving forward.

Competition

The market for hospital sterilization in which we intend to do business is extremely competitive. We are aware of one company, for example, that has commenced research into the use of ozone as a sterilization product for the food industry that might eventually compete with us in the sterilization market for hospitals and other medical infrastructure. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone for this application of which we are not aware.  Unless patent protection is obtainable, we should expect significant competition once we have proven the science. There is no assurance that patents will issue under our applications.

Employees

As of December 31, 2009, we had five employees (of which four are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.

Item 1A.   Risk Factors

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. Forward-

looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. The forward-looking statements in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in these forward-looking statements. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below.

We face numerous substantial risks in our business, any one of which could seriously harm our business.  The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports, means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred significant losses since inception, which have resulted in an accumulated deficit of $22,044,955 at December 31, 2009.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We are a development stage company with significant accumulated deficits and we can expect losses to continue for the foreseeable future.  We have not generated any revenues from operations. No assurance can be given that our business activities will ever generate revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our current operating expenses, but will require additional financing in the future to cover our future operating costs.  If we are unable to obtain additional financing, we may be required to take out bankruptcy or liquidate the company.  We have financed our operations since inception by the sale of common stock in small private placements to accredited investors.  There is no assurance we will successfully accomplish our objectives or that additional financing will be obtained.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our shareholders and may adversely affect the trading prices of our common stock.  We have funded development and operation activities to date primarily from the sale of our common stock.  We will require substantial additional capital to meet our obligations, as previously described.  The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will be through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

Our future funding needs will require significant additional capital.  If we fail to obtain financing at levels required to pay for full development of our technology, we could be required to scale back or cease operations.  We continually seek opportunities to raise funds through public or private financings, collaborative relationships or other arrangements. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. The failure to raise capital when needed will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any such financing, if required, will be available on terms satisfactory to us, if at all.

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

We intend to protect our patents, unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, whether our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

We may face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the pharmaceutical and related industries. We may not be successful in our efforts to compete with these companies.  There can be no assurance that our technology will have advantages over those of competitors which will be significant enough to cause users to adopt its use. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.

Many of the companies currently producing products or using techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than our technology.

We face competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization.

Our business and our proposed business may subject us to the potential for product liability claims if people using our technology suffer bodily injury, including death.  Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us.  The testing, marketing and sale of medical or clinical products and other products that may utilize our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products.  That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have limited clinical trial insurance and no product liability insurance coverage.  We anticipate obtaining and maintaining appropriate insurance coverage as products become ready to be commercialized. There can be no assurance we will be able to obtain this insurance or, if we can obtain insurance, that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against potential liability.  The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.

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

We have only a limited staff, and if we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff.  While thus far the company has been able to engage and maintain qualified staff, there is no assurance that we will succeed in retaining the personnel needed to meet our needs.   Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.

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

We do not own our manufacturing capability and must rely on third parties to manufacture the devices required for our technology.  This arrangement results in a certain loss of control over the manufacturing process and may result in problems relating to quality control and warranty issues.  Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing its sterilization technology, including any products to be used in any required clinical or other tests. We initially intend to develop relationships with other companies to manufacture those components and/or products, as we have already done, and we will act as specification developer and final assembly manufacturer for selected products only. The products currently being developed by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations.  Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.  The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.

Properties

Our principal executive offices are located at 144 Buena Vista Ave., Stinson Beach, California.  Our Director of Medical Affairs, Dr. Michael E. Shannon maintains an office in Ottawa, Canada located at the Canadian Foundation for Global Health.  We also lease two dedicated laboratory spaces located at Innovation Park, Queen’s University, in Kingston, Ontario, Canada.  Our executive offices are currently sufficient to meet our needs until we begin to have revenues from operations.

Item 3.

Legal Proceedings

Rakas vs. Medizone International, Inc.  A former consultant brought this action in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  We have not been in a position to post the bond as of the date of this report and there is no assurance that we will be able to do so in the near term unless additional financing is made available.  Therefore, at December 31, 2009, the entire amount of the judgment, plus fees of $21,308, has been accrued pending additional settlement discussions.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “MZEI”.  The following table sets forth the range of high and low bid prices of our common stock as reported for the periods indicated.  These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

Fiscal Year 2008	High	Low
First Quarter Ended March 31	$0.03	$0.01
Second Quarter Ended June 30	$0.05	$0.02
Third Quarter Ended September 30	$0.06	$0.03
Fourth Quarter Ended December 31	$0.04	$0.01

Fiscal Year 2009	High	Low
First Quarter Ended March 31	$0.03	$0.01
Second Quarter Ended June 30	$0.15	$0.02
Third Quarter Ended September 30	$0.15	$0.07
Fourth Quarter Ended December 31	$0.42	$0.06

Holders

As of December 31, 2009, there were approximately 3,550 holders of record of the common stock and 241,701,432 shares of common stock outstanding.

Dividend Policy

We have not historically declared or paid any cash dividends on the common stock and plan to retain future earnings, if any, to fund the development and growth of our business.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, we did not purchase any of our equity securities.

Recent Sales of Unregistered Securities

We issued 6,191,066 shares of common stock for cash proceeds received during the three months ended December 31, 2009 totaling $495,040, at prices ranging from $0.06 to $0.25 per share.  These shares were issued in private transactions to twenty accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.

These sales were made without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

During the three months ended December 31, 2009, we also issued the following shares of common stock:

•

Effective October 13, 2009, our board of directors approved the issuance of a total of 453,569 shares of common stock to be issued to two separate consultants for medical research and website design services rendered valued at $29,483, or $0.065 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

•

Effective November 30, 2009, our board of directors approved the issuance of a total of 50,000 shares of common stock to be issued to a patent attorney for legal services rendered valued at $14,750, or $0.295 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

•

Effective December 15, 2009, the Company’s board of directors approved the issuance of a total of 88,408 shares of common stock to be issued to a consultant for medical research services rendered valued at $34,037, or $0.0385 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

•

Effective December 14, 2009, our board of directors approved the issuance of a total of 312,500 restricted shares of common stock to Solwin Investments Limited (Solwin), a New Zealand corporation controlled by Richard Solomon, a director of the Company, pursuant to a Termination Agreement.  The shares were valued at $0.40 per share, which represented an approximate 4.0% premium over the market value of the shares on the date of the agreement.  The shares were issued as full consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to Medizone New Zealand, Limited (MNZ), a New Zealand corporation.  Also as part of the Termination Agreement, we assigned our ownership rights and shares in MNZ back to Solwin.

These issuances and sales of shares were made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Recapitalization

Effective August 26, 2009, our shareholders authorized an amendment to our Articles of Incorporation to include a class of Preferred Stock, par value $0.00001, with authorized shares of 50,000,000.  No shares of Preferred Stock have been issued, however, as of December 31, 2009.  The rights and preferences of the newly authorized preferred shares will be determined by our board of directors at a later time.

The Articles of Incorporation were also amended to increase the authorized shares of common stock from 250,000,000 to 395,000,000 shares, par value $0.001.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

We were incorporated in January 1986.  We are a development stage company primarily engaged in research into the medical uses of ozone.  Our current work is in the field of hospital sterilization, not human therapies.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations.   If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

In the year ended December 31, 2009, we had a net loss of $1,474,715, compared with a net loss in 2008 of $707,542.  The primary expenses are payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

In 2008, we incurred $43,333 in research and development costs, principally consulting fees.  In 2009, however, we incurred $510,668 in research and development costs, as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $3,239,789 for research and development related to our ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in 2009 were $769,130 compared to $550,289 in the year ended December 31, 2008. The increase in the current year as compared to the prior year was related to additional payroll and consulting fees incurred, valuation of options granted for consulting services during 2009, costs incurred for the shareholder meeting held in August 2009, and increased professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $283,211 and $280,491 at December 31, 2009 and 2008, respectively.  Interest expense on these obligations totaled $23,811 and $23,656 in 2009 and 2008, respectively. Additional interest expense of $3,224 was recorded for the year ended December 31, 2008 on other outstanding indebtedness.  The applicable interest rates on this debt ranged from 7.75% to 10% percent per annum.

We also recorded debt forgiveness of $61,514 from a professional services firm during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, working capital deficiency was $3,072,253, compared to a working capital deficiency of $3,394,071at December 31, 2008.  The stockholders’ deficit at December 31, 2009 was $3,273,502 compared to $3,615,326 at December 31, 2008.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  Our only source of financing to date has been the periodic sale of common stock. During the year ended December 31, 2009, we generated cash of $1,263,040 through common stock sales at prices ranging from $0.02 to $0.25 per share.  Subsequent to December 31, 2009, we raised an additional $125,000 through the sale of common stock at $0.25 per share.  However, we will need to raise additional capital in the near future in order to continue its research and development activities and to sustain operations.  We believe that we will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there is no assurance that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund our projects on a monthly basis, as needed.

Our audited financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Through the date of this report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing shareholders.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

The preparation of this annual report on Form 10-K requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

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

Item 8.  Financial Statements and Supplementary Data

Our financial statements are included commencing at page F-1 and form a part of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of our registered public accounting firm.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of the principal executive and principal financial officers, or persons performing similar functions, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the fiscal year ended December 31, 2009. After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

•

regular reviews of our financial statements by qualified individuals; and

•

the careful selection, training and development of our employees and personnel.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective.

Edwin G. Marshall

Chairman of the Board and Chief Executive Officer

Steve M. Hanni

Chief Financial Officer

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information concerning our directors and executive officers as of December 31, 2009.

Name	Age	Position
Edwin G. Marshall	67	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	67	Director
Daniel Hoyt	70	Director
Michael E. Shannon	61	Director
Steve M. Hanni	41	Chief Financial Officer

Edwin G. Marshall became Chairman of the Board in June, 1997, following a successful hostile proxy takeover.  He was appointed Chief Executive Officer in April 1998.  Mr. Marshall attended the College of Marin, with a double major in business and fire science.  From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. He then pursued various business interests including ownership of a real estate brokerage firm and part-ownership of a number of other small businesses in other fields.  He has been a private investor in real estate, precious metals, and stocks since 1973.

Richard Garrett Solomon is a director.  Mr. Solomon has been one of our shareholders since 1992. He was a director in 1996 and 1997 and was reappointed to the Board of Directors in May 2000.  Mr. Solomon received a Bachelor of Commerce degree (University of Otago), and a Diploma of Business and Industrial Administration (University of Auckland).  He is an Associate Chartered Accountant.  Mr. Solomon’s career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited.  He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand.

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

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008, and assumed responsibility as Director of Medical Affairs. Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada. He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office. His assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Center for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December of 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3 based), research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for medical affairs. In October 2008, he was also appointed the President of the Canadian Foundation for Global Health.

Steve M. Hanni became Chief Financial Officer in April 2002.  Mr. Hanni is a Certified Public Accountant, licensed in Utah and Nevada. He graduated from Weber State University with both a Bachelor and Masters degree in accounting. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants. He also has served on the Practice Advisory Council and other committees for the Utah Association of Certified Public Accountants. Mr. Hanni has taught auditing at Westminster College and accounting at Weber State University.  Since 2001, Mr. Hanni has been engaged in public practice with the firm of Stayner, Bates & Jensen, PC, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ & Associates, LLC, a public accounting firm that acts as our registered public accounting firm in connection with the audit of our annual reports and the review of our quarterly financial reports.

Corporate Governance

The Board of Directors is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met five times during the year ended December 31, 2009.  The Board has no separate audit, compensation, nominating or other committees.

Code of Ethics

We have adopted a formal, written code of conduct within the specific guidelines as promulgated by the Securities and Exchange Commission. This document can be found on our website at http://www.medizoneint.com. The Code of Ethics applies to our named executive officers, as well as all other employees. We have communicated the high level of ethical conduct expected from all of our employees, including our officers. Shareholders may request a free copy of the Code of Ethics from:

Medizone International, Inc.
Attention: Investor Relations
144 Buena Vista P.O. Box 742 Stinson Beach, California 94970
(415) 868-0300

We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and shareholders owning more than 10% of our shares are required by regulation of the Commission to furnish us with copies of all forms filed by them under Section 16(a).  We are not aware of any transactions in the common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2009, that was not timely filed with the Commission, except for the following:

•

Edwin G. Marshall, Chairman and CEO, filed a Form 5 late on February 26, 2010, reporting his beneficial ownership of our securities and related transactions through December 31, 2009;

•

Richard G. Solomon, director, filed a Form 5 late on March 10, 2010, reporting his beneficial ownership of our securities and related transactions through December 31, 2009;

•

Daniel Hoyt, director, filed a Form 5 late on March 4, 2010, reporting his beneficial ownership of our securities and related transactions through December 31, 2009;

•

Dr. Michael E. Shannon, director, filed a Form 5 late on March 5, 2010, reporting his beneficial ownership of our securities and related transactions through December 31, 2009; and

•

Steve M. Hanni, CFO, filed a Form 5 late on February 26, 2010, reporting his beneficial ownership of our securities and related transactions through December 31, 2009.

Item 11.  Executive Compensation

The following Summary Compensation Table shows compensation paid to our Chief Executive Officer for each of the past three years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation earnings ($)	All other compensation ($)	Total ($)
Edwin G. Marshall (1)	2009	$170,000(2)	$0	$ 0	$0	$0	$0	$0	$170,000
Chairman and CEO	2008	$170,000(3)	$0	$ 0	$0	$0	$0	$0	$170,000
	2007	$170,000(4)	$0	$50,000(5)	$0	$0	$0	$0	$220,000

(1)

Does not include the following amounts accrued and payable to Mr. Marshall’s wife (Dr. Jill Marshall), also an officer until her resignation on July 1, 2004; $37,000 in 2008 (consulting), and $26,000 in 2007 (consulting). Cash payments of salary and consulting fees made to Dr. Marshall in prior years were $60,000 in 2009, $7,000 in 2008, and $0 in 2007. A total of $441,583 in salary and fees has been accrued for all periods of her employment and remains unpaid to Dr. Marshall.

(2)

Of the amount indicated, $155,833 has been paid to Mr. Marshall.  The balance has been accrued. Aggregate accrued and unpaid wages owed Mr. Marshall at December 31, 2009 totaled $1,169,339.

(3)

Of the amount indicated, only $74,590 has been paid to Mr. Marshall.  The balance has been accrued and remains unpaid due to the lack of funds. See note (2).

(4)  Of the amount indicated, no amounts have been paid to Mr. Marshall.  The amount has been accrued, but has not been paid to Mr. Marshall due to the lack of funds. See note (2).

(5)  During 2007, the board of directors approved the issuance of 2,500,000 shares of common stock to Mr. Marshall, valued at $0.02 per share, or $50,000.  The shares, however, were not issued to Mr. Marshall until May 2008.

We do not have any written employment agreements with any employee.  Our Board of Directors does not have a compensation committee or audit committee.  The Board determines matters concerning the compensation of executive officers.  When resources allow, we anticipate that directors will be paid an annual fee and a fee for attendance at meetings of the Board and meetings of committees of the Board.

The following table sets forth information regarding outstanding equity awards at December 31, 2009 held by our named executive officers.

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

Director Compensation

The following table summarizes compensation paid to the  board of directors during the most recent completed fiscal year. Directors who are also employees and officers are not otherwise compensated for their service on the board of directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard G. Solomon	$0	$0(1)	$0	$0	$0	$0	$0
Daniel Hoyt	$0	$0(1)	$0	$0	$0	$0	$0
Michael E. Shannon	$0	$0(1)	$0	$0	$0	$0	$0

(1)

During 2007, the board of directors approved the issuance of 2,500,000 shares of common stock to Richard G. Solomon, 2,500,000 shares of common stock to Daniel Hoyt, and 1,250,000 shares of common stock to Michael E. Shannon.  Each of the shares was valued at $0.02 per share, or a total of $125,000.  The shares, however, were not issued to the directors until May 2008. No compensation was paid to the directors for services in 2008 or 2009.  Our Chief Executive Officer, Ed Marshall is also a director. He received no compensation for his services as a director in 2008 or 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding outstanding awards and shares reserved for future issuance under our equity compensation plans as of December 31, 2009.

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

Security Ownership of Certain Beneficial Owners

As of December 31, 2009, we were not aware of any beneficial owners of more than five percent of our outstanding common stock other than shareholders who are also officers or directors of the Company whose beneficial holdings of our common stock are described below.

Security Ownership of Management

The following table sets forth information as of December 31, 2009, as to our common stock beneficially owned by our directors, principal executive officer, principal financial officer, principal accounting officer and other executive officers or persons performing similar functions for the Company (collectively the “named executive officers”) and by all directors and named executive officers as a group:

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer	15,561,919(1)	6.4%
Common Stock	Richard G. Solomon, Director	10,602,345(2)	4.4%
Common Stock	Daniel D. Hoyt, Director	7,948,973	3.3%
Common Stock	Michael E. Shannon, Director	4,680,000(3)	1.9%
Common Stock	Steve M. Hanni, Chief Financial Officer	1,400,000	*
Common Stock	All Officers and Directors As a Group (5 persons)(4)	40,193,237	16.5%

* Less than 1%.

(1)

Amount indicated includes (i) 2,270,000 shares owned of record by Mr. Marshall’s wife, (ii) 13,218,551 shares owned directly by Mr. Marshall, (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants and (iv) 20,500 shares held in street name.

(2)

Amount indicated includes combined holdings of Mr. Solomon individually, members of his immediate family, and Solwin Investments Ltd.

(3)

Includes options to purchase 1,000,000 shares of common stock at $0.10 per share, and 3,680,000 shares owned of record.

(4)   Based on a total of 243,201,432 shares outstanding at December 31, 2009.  This amount also includes currently exercisable options for the purchase of 1,500,000 shares and eliminates all duplicate holdings.

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

Director Independence

The Company currently has one independent director as defined by the rules of any securities exchange or inter-dealer quotation system.  The Company’s common stock is currently traded on the OTC Bulletin Board.  These markets do not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.    Principal Accounting Fees and Services

Audit Fees

The Company’s independent registered public accounting firm for the past two fiscal years has been HJ Associates & Consultants, LLP (“HJA”).  The aggregate fees billed to the Company by HJA for professional services rendered in fiscal years 2009 and 2008 in connection with (i) the audit of the Company’s annual financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and (ii) the review of the Company’s quarterly financial statements set forth in its quarterly reports for each of its fiscal quarters in such years, totaled approximately $25,500 and $10,000, respectively.

 All Other Fees

The Company did not engage HJA on any other matters not otherwise included in the above categories in either fiscal year 2009 or 2008, other than the review of the Company’s S-8 filing during 2008.  Aggregate fees billed to the Company by HJA in connection with this review were $1,440.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this report:

(1)

Financial Statements

(2)

Financial Statement Schedules [Those that are required are included in the Consolidated Financial Statements or Notes thereto.]

(3)

Exhibits

Number	Description
2	Agreement and Plan of Reorganization dated March 12, 1986 (1)
3.1	Articles of Incorporation of Company (1)
3.1	Amended Articles of Incorporation approved August 26, 2009 (4)
3.2	Bylaws (1)
3.3	Articles of Amendment to Company’s Articles of Incorporation (2)
10.1	Letter of Understanding – BioZone Corporation (3)
10.2	Termination agreement between the Company, Medizone New Zealand Limited, and Solwin Investments, Limited, dated December 14, 2009*
14	Code of Ethics (3)
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.02	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)

Incorporated by reference to registration statement on Form S-18 (Registration No. 2-93277-D), effective May 14, 1985.

(2)

Incorporated by reference to annual report on Form 10-K for the period ended December 31, 1986.

(3)

Incorporated by reference to annual report on Form 10-K for the period ended December 31, 2008.

(4)

Incorporated by reference to periodic report on Form 10-Q for the period ended September 30, 2009.

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

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin G. Marshall	CEO and Chairman of the Board	March 12, 2010
Edwin G. Marshall
/s/ Steve M. Hanni	Chief Financial Officer	March 12, 2010
Steve M. Hanni	(Principal Financial and Accounting Officer)
/s/ Richard G. Solomon	Director	March 12, 2010
Richard G. Solomon
/s/ Michael E. Shannon	Director	March 12, 2010
Michael E. Shannon
/s/ Daniel Hoyt	Director	March 12, 2010
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the consolidated balance sheets of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009 and from inception on January 31, 1986 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 and from inception on January 31, 1986 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Medizone International, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has incurred significant recurring losses which have resulted in an accumulated deficit and a deficit in stockholders’ equity.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 12, 2010

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,
	2009	2008

CURRENT ASSETS
Cash	$359,891	$12,272
Prepaid expenses	6,786	-
Deferred consulting fees (Note 6)	21,211	72,000
Total Current Assets	387,888	84,272

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	3,041	3,597

OTHER ASSETS
Trademark and patents, net (Notes 1 and 3)	19,440	-
Lease deposit	1,122	-
Total Other Assets	20,562	-

TOTAL ASSETS	$411,491	$87,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$699,026	$758,378
Due to shareholders (Note 8)	7,000	7,000
Accrued expenses (Note 4)	2,470,904	2,432,474
Notes payable (Note 9)	283,211	280,491
Total Current Liabilities	3,460,141	3,478,343

CONTINGENT LIABILITIES (Note 5)	224,852	224,852

Total Liabilities	3,684,993	3,703,195

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 241,701,432 and 199,926,128 shares issued
and outstanding, respectively	241,701	199,926
Additional paid-in capital	18,533,363	16,754,988
Other comprehensive loss	(3,611)	-
Deficit accumulated during the development stage	(22,044,955)	(20,570,240)
Total Stockholders' Equity (Deficit)	(3,273,502)	(3,615,326)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$411,491	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2009	2008	2009
REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	510,668	43,333	3,239,789
General and administrative	769,130	550,289	16,610,667
Expense on extension of warrants (Note 7)	105,393	86,572	2,092,315
Bad debt expense	-	-	48,947
Depreciation and amortization	2,227	468	50,691
Total Expenses	1,387,418	680,662	22,146,199
Loss from Operations	(1,387,418)	(680,662)	(22,012,850)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary (Note 1)	-	-	208,417
Debt forgiveness (Note 10)	61,514	-	61,514
Loss on termination of license agreement (Note 6)	(125,000)	-	(125,000)
Interest expense	(23,811)	(26,880)	(1,117,645)
Total Other Income (Expenses)	(87,297)	(26,880)	(926,843)

LOSS BEFORE EXTRAORDINARY ITEMS	(1,474,715)	(707,542)	(22,939,693)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	-	-	479,738
Total Extraordinary Items	-	-	894,738

NET LOSS	(1,474,715)	(707,542)	(22,044,955)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(3,611)	-	(3,611)

TOTAL COMPREHENSIVE LOSS	$ (1,478,326)	$ (707,542)	$ (22,048,566)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	221,713,284	180,484,971

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company) Consolidated Statements of Stockholders' Equity (Deficit)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, January 31, 1986 (inception)	-	$ -	$ -	$ -	$ -	$ -

Initial capitalization of Medizone -
Nevada at $0.03 per share	5,500,000	5,500	-	150,128	-	-

Common shares issued in acquisition
of Medizone - Delaware (Note 1)	37,500,000	37,500	-	(37,500)	-	-

Common stock issued for services
rendered in July 1986 at $0.10
per share	50,000	50	-	4,950	-	-

Common stock issued in conversion
of warrants during 1986 at $0.10
per share	7,814,600	7,815	-	773,645	-	-

Stock issuance costs	-	-	-	(105,312)	-	-

Net loss for the year ended
December 31, 1986	-	-	-	-	-	(796,068)
Balance, December 31, 1986	50,864,600	50,865	-	785,911	-	(796,068)

Common stock issued upon exercise
of warrants in January 1987 at $0.10
per share	2,600	2	-	257	-	-

Common stock issued for patent in
March 1987 at $0.69 per share	1,000,000	1,000	-	692,750	-	-

Common stock issued for cash in
June 1987 at an average price of
$0.16 per share	950,000	950	-	149,050	-	-

Common stock issued for services
in June and July 1987 at an
average price of $0.12 per share	203,167	203	-	24,314	-	-

Common stock issued through
exercise of options in August 1987
at $1.75 per share	250,000	250	-	437,250	-	-

Net loss for the year ended
December 31, 1987	-	-	-	-	-	(2,749,400)

Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ -	$ (3,545,468)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES (A Development Stage Company) Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ -	$ (3,545,468)

Common stock issued through exercise
of options in January 1988 at $0.50
per share	200,000	200	-	99,800	-	-

Common stock issued for cash in
September 1988 at $0.08 per share	1,000,000	1,000	-	79,000	-	-

Common stock issued for services
at an average price of $0.23
per share	35,000	35	-	7,965	-	-

Additional capital contributed	-	-	-	174,126	-	-

Net loss for the year ended
December 31, 1988	-	-	-	-	-	(714,347)

Balance, December 31, 1988	54,505,367	54,505	-	2,450,423	-	(4,259,815)

Common stock issued for services
at an average price of $0.18 per
Share	261,889	262	-	46,363	-	-

Common stock issued for cash at
an average price of $0.05 per share	5,790,000	5,790	-	285,710	-	-

Common stock issued for services
and in lieu of outstanding debt at
an average price of $0.12 per share	4,749,532	4,750	-	578,978	-	-

Common stock issued upon exercise
of options at $0.16 per share	375,000	375	-	59,125	-	-

Net loss for the year ended
December 31, 1989	-	-	-	-	-	(862,051)

Balance, December 31, 1989	65,681,788	$ 65,682	$ -	$ 3,420,599	$ -	$ (5,121,866)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1989	65,681,788	$ 65,682	$ -	$ 3,420,599	$ -	$ (5,121,866)

Common stock issued for services
at $0.10 per share	880,000	880	-	87,120	-	-

Common stock issued for cash at an
average price of $0.04 per share	4,250,000	4,250	-	175,250	-	-

Common stock issued for services
and in lieu of outstanding debt at
an average price of $0.06 per share	2,422,727	2,423	-	137,577	-	-

Additional capital contributed	-	-	-	100,000	-	-

Net loss for the year ended
December 31, 1990	-	-	-	-	-	(606,309)

Balance, December 31, 1990	73,234,515	73,235	-	3,920,546	-	(5,728,175)

Common stock issued for cash at an
average price of $0.07 per share	4,366,667	4,366	-	305,634	-	-

Common stock issued for services
At an average price of $0.17 per
Share	425,000	425	-	72,075	-	-

Common stock issued through
exercise of options at an average
price of $0.45 per share	450,000	450	-	204,050	-	-

Additional capital contributed	-	-	-	5,000	-	-

Net loss for the year ended
December 31, 1991	-	-	-	-	-	(1,220,152)

Balance, December 31, 1991	78,476,182	$ 78,476	$ -	$ 4,507,305	$ -	$ (6,948,327)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1991	78,476,182	$ 78,476	$ -	$ 4,507,305	$ -	$ (6,948,327)

Common stock issued for services
at $0.20 per share	151,500	152	-	30,148	-	-

Common stock issued in lieu of
debt at $0.15 per share	250,000	250	-	37,250	-	-

Common stock issued for cash at
an average price of $0.16 per share	2,702,335	2,702	-	427,648	-	-

Common stock issued through
exercise of options at $0.50
per share	250,000	250	-	124,750	-	-

Additional capital contributed	-	-	-	81,100	-	-

Net loss for the year ended
December 31, 1992	-	-	-	-	-	(649,941)

Balance, December 31, 1992	81,830,017	81,830	-	5,208,201	-	(7,598,268)

Common stock issued for services
at an average price of $0.10
per share	5,347,219	5,347	-	542,859	-	-

Common stock issued for cash at
an average price of $0.18 per share	1,471,666	1,472	-	269,528	-	-

Common shares subscribed for
at $0.10 per share	-	-	2,619	259,296	-	-

Net loss for the year ended
December 31, 1993	-	-	-	-	-	(1,598,342)

Balance, December 31, 1993	88,648,902	$ 88,649	$ 2,619	$ 6,279,884	$ -	$ (9,196,610)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1993	88,648,902	$ 88,649	$ 2,619	$ 6,279,884	$ -	$ (9,196,610)

Common stock issued for services
at $0.10 per share	1,431,590	1,431	-	141,727	-	-

Common shares subscribed for at
$0.10 per share	-	-	9,552	945,682	-	-

Common shares subscribed for as
cancellations of indebtedness at
$0.10 per share	-	-	417	41,234	-	-

Common shares subscribed for as
cancellation of indebtedness at
$0.18 per share	-	-	11,250	2,022,379	-	-

Issuance of subscribed stock	10,384,900	10,385	(10,385)	-	-	-

Issuance of shares in recognition
of disparity in purchase price in
Offering	1,125,834	1,126	-	(1,126)	-	-

Prior period adjustment	-	-	-	-	-	219,422

Net loss for the year ended
December 31, 1994	-	-	-	-	-	(1,126,315)

Balance, December 31, 1994	101,591,226	$ 101,591	$ 13,453	$ 9,429,780	$ -	$ (10,103,503)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1994	101,591,226	$ 101,591	$13,453	$ 9,429,780	$ -	$ (10,103,503)

Redeemable common shares
converted to common stock	200,000	200	-	39,800	-	-

Common stock issued for services
at $0.10 per share	2,050,000	2,050	-	202,950	-	-

Issuance of subscribed stock	17,524,860	17,524	(17,524)	-	-	-

Cancellation of common shares	(1,242,727)	(1,242)	-	(70,563)	-	-

Common shares subscribed for at
$0.10 per share	-	-	9,118	902,707	-	-

Prior period adjustment	-	-	-	-	-	71,806

Additional capital contributed	-	-	-	50,000	-	-

Net loss for the year ended
December 31, 1995	-	-	-	-	-	(1,081,027)

Balance, December 31, 1995	120,123,359	120,123	5,047	10,554,674	-	(11,112,724)

Common stock issued for cash
at $0.10 per share	100,000	100	-	9,900	-	-

Common stock issued for services
At $0.10 per share	1,415,875	1,416	-	140,171	-	-

Issuance of subscribed stock	8,412,379	8,413	(8,413)	-	-	-

Common shares subscribed for
at $0.11 per share	-	-	6,456	718,991	-	-

Net loss for the year ended
December 31, 1996	-	-	-	-	-	(1,329,395)

Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090	$ 11,423,736	$ -	$ (12,442,119)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090	$ 11,423,736	$ -	$ (12,442,119)

Issuance of subscribed stock	3,089,680	3,090	(3,090)	-	-	-

Common shares subscribed for
at $0.07 per share	-	-	5,714	394,287	-	-

Common stock issued for services
at $0.10 per share	3,746,336	3,746	-	370,886	-	-

Net loss for the year ended
December 31, 1997	-	-	-	-	-	(775,559)

Balance, December 31, 1997	136,887,629	136,888	5,714	12,188,909	-	(13,217,678)

Common stock issued through
exercise of warrants at $0.07
per share	857,142	857	-	59,143	-	-

Common stock issued in lieu of
debt at $0.05 per share	864,747	865	-	42,372	-	-

Issuance of subscribed stock	5,714,286	5,714	(5,714)	-	-	-

Cancellation of common shares	(630,000)	(630)	-	630	-	-

Common stock issued for services
at $0.05 per share	3,465,000	3,465	-	169,786	-	-

Common stock issued for services
at $0.09 per share	750,000	750	-	63,785	-	-

Common stock issued in lieu of
debt at $0.09 per share	967,630	967	-	82,214	-	-

Common stock issued for services
at $0.08 per share	50,000	50	-	3,700	-	-

Net loss for the year ended
December 31, 1998	-	-	-	-	-	(565,761)

Balance, December 31, 1998	148,926,434	$ 148,926	$ -	$ 12,610,539	$ -	$ (13,783,439)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 1998	148,926,434	$ 148,926	$ -	$ 12,610,539	$ -	$ (13,783,439)

Common stock issued for services
at $0.07 per share	25,000	25	-	1,725	-	-

Common stock issued through exercise
of warrants at $0.07 per share	936,507	937	-	64,618	-	-

Additional expense for extension of
warrants below market value	-	-	-	123,389	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	-	(359,571)
Balance, December 31, 1999	149,887,941	149,888	-	12,800,271	-	(14,143,010)

Common stock issued through
exercise of warrants at $0.07 per share	3,142,857	3,143	-	216,857	-	-

Common stock issued for debt at
$0.11 per share	2,020,000	2,020	-	220,180	-	-

Common stock issued for debt at
$0.147 per share	95,000	95	-	13,905	-	-

Common stock issued for services
at $0.175 per share	350,000	350	-	60,900	-	-

Common stock issued for debt at
$0.20 per share	20,000	20	-	3,980	-	-

Common stock issued for debt at
$0.55 per share	100,000	100	-	54,900	-	-

Cancellation of common stock	(2,000,000)	(2,000)	-	2,000	-	-

Common stock issued for services
at $0.285 per share	300,000	300	-	85,200	-	-

Additional expense for extension of
warrants below market value	-	-	-	1,743,468	-	-

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(2,187,138)

Balance, December 31, 2000	153,915,798	$ 153,916	$ -	$ 15,201,661	$ -	$ (16,330,148)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2000	153,915,798	$ 153,916	$ -	$ 15,201,661	$ -	$ (16,330,148)

Common stock and warrants issued
for cash at $0.20 per share	500,000	500	-	99,500	-	-

Common stock and warrants issued
for cash at $0.15 per share	200,000	200	-	29,800	-	-

Common stock and warrants issued
for cash at $0.15 per share	166,666	167	-	24,818	-	-

Common stock and warrants issued
for cash at $0.18 per share	555,555	555	-	99,441	-	-

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(716,054)

Balance, December 31, 2001	155,338,019	155,338	-	15,455,220	-	(17,046,202)

Common stock and warrants issued
for cash at $0.10 per share	1,000,000	1,000	-	99,000	-	-

Common stock issued for services
at $0.10 per share	230,000	230	-	22,770	-	-

Common stock issued for debt
at $0.10 per share	447,368	447	-	44,290	-	-

Common stock and warrants issued
for cash at $0.10 per share	250,000	250	-	24,750	-	-

Common stock issued for services
at $0.10 per share	480,000	480	-	47,520	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(687,273)

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ -	$ (17,733,475)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2002	157,745,387	$ 157,745	$ -	$ 15,693,550	$ -	$ (17,733,475)

Common stock issued in lieu of notes
payable at $0.05 per share	460,000	460	-	22,540	-	-

Common stock and warrants issued
for cash at $0.05 per share	500,000	500	-	24,500	-	-

Common stock issued for services
at $0.05 per share	100,000	100	-	4,900	-	-

Common stock and warrants issued
for cash at $0.05 per share	165,000	165	-	8,085	-	-

Common stock and warrants issued
for cash at $0.05 per share	200,000	200	-	9,800	-	-

Common stock and warrants issued
for services at $0.02 per share	2,000,000	2,000	-	38,000	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(522,796)

Balance, December 31, 2003	161,170,387	161,170	-	15,801,375	-	(18,256,271)

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(371,395)

Balance, December 31, 2004	161,170,387	161,170	-	15,801,375	-	(18,627,666)

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(326,153)

Balance, December 31, 2005	161,170,387	161,170	-	15,801,375	-	(18,953,819)

Common stock warrants granted	-	-	-	2,756	-	-

Additional capital contributed	-	-	-	1,356	-	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(356,430)

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ -	$ (19,310,249)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ -	$ (19,310,249)

Common stock warrants granted	-	-	-	30,737	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(552,449)

Balance, December 31, 2007	161,170,387	161,170	-	15,836,224	-	(19,862,698)

Common stock issued for cash at $0.01
per share	8,000,000	8,000	-	72,000	-	-

Common stock issued to officers,
directors and consultants in lieu of
outstanding debt at $0.02 per share	11,250,000	11,250	-	213,750	-	-

Common stock issued to a director in
lieu of debt at $0.02 per share	409,075	409	-	7,772	-	-

Common stock issued to directors for
stock deposits previously received
at $0.02 per share	5,463,333	5,463	-	104,637	-	-

Common stock issued for cash at $0.03
per share	3,300,000	3,300	-	95,700	-	-

Common stock issued for services and
services to be rendered at prices from
$0.03 to $0.042 per share (Note 6)	7,000,000	7,000	-	225,000	-	-

Common stock issued for cash at $0.03
per share	3,333,333	3,334	-	96,666	-	-

Common stock warrants
granted (Note 7)	-	-	-	86,572	-	-

Additional capital contributed (Note 6)	-	-	-	16,667	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(707,542)

Balance, December 31, 2008	199,926,128	$ 199,926	$ -	$ 16,754,988	$ -	$ (20,570,240)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 2008	199,926,128	$ 199,926	$ -	$ 16,754,988	$ -	$ (20,570,240)

Common stock issued for cash at $0.02
per share	6,000,000	6,000	-	114,000	-	-

Common stock issued for cash at $0.03
per share	21,599,999	21,600	-	626,400	-	-

Common stock issued for cash at $0.06
per share	4,459,999	4,460	-	263,140	-	-

Common stock issued for cash at $0.10
per share	1,324,400	1,324	-	131,116	-	-

Common stock issued for cash at $0.15
per share	66,667	67	-	9,933	-	-

Common stock issued for cash at $0.25
per share	340,000	340	-	84,660	-	-

Common stock issued for services and
for services to be rendered at
$0.036 to $0.10 per share (Note 6)	2,495,474	2,495	-	163,375	-	-

Common stock issued for patent legal
work performed at $0.295 per share	50,000	50	-	14,700	-	-

Common stock issued to directors in
lieu of exercise of cashless
warrants (Note 6)	5,126,265	5,126	-	(5,126)	-	-

Common stock issued to a related
company in relation to the early
termination of a marketing rights
agreement and the termination of a
joint venture agreement at $0.40
per share (Notes 1 and 6)	312,500	313	-	124,687	-	-

Common stock warrants (Note 7)	-	-	-	105,393	-	-

Stock options granted to a consultant
and a director for services
rendered (Note 7)	-	-	-	146,097	-	-

Loss on foreign currency translation	-	-	-	-	(3,611)	-

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(1,474,715)
Balance, December 31, 2009	241,701,432	$ 241,701	$ -	$ 18,533,363	$(3,611)	$ (22,044,955)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,474,715)	$ (707,542)	$ (22,044,955)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,227	468	50,691
Stock issued for services	98,982	160,000	3,390,898
Stock issued for the early termination of a marketing
rights agreement and a joint venture agreement	125,000	-	125,000
Amortization of deferred consulting fees	116,177	-	116,177
Expense for extension of warrants below market value	105,393	86,572	2,092,315
Value of stock options granted	146,097	-	146,097
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt and lawsuit settlement	-	-	(603,510)
Changes in assets and liabilities:
(Increase) in prepaid expenses and deposits	(1,884)	-	(50,831)
Increase (decrease) in accounts payable	(57,857)	24,570	1,319,903
Increase in accrued expenses	38,430	156,687	3,118,927
Net Cash Used by Operating Activities	(902,150)	(279,245)	(11,622,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(5,329)	-	(14,233)
Purchase of fixed assets	(1,027)	(4,065)	(44,182)
Net Cash Used by Investing Activities	(6,356)	(4,065)	(58,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(3,304)	-	(196,078)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	7,591	44,658
Payment on shareholder advances	-	(7,676)	(24,191)
Capital contributions	-	16,667	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	1,263,040	279,000	10,326,662
Net Cash Provided by Financing Activities	1,259,736	295,582	12,044,597
FOREIGN CURRENCY TRANSLATION	(3,611)	-	(3,611)
NET INCREASE IN CASH	347,619	12,272	359,891
CASH AT BEGINNING OF PERIOD	12,272	-	-
CASH AT END OF PERIOD	$ 359,891	$ 12,272	$ 359,891

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
From Inception
on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 155	$ 3,225	$ 29,863
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$ 98,982	$ 160,000	$ 3,390,898
Stock issued for prepaid consulting fees	$ 65,388	$ 172,500	$ 237,888
Stock issued for conversion of debt	$ 1,500	$ 233,182	$ 4,373,912
Stock issued for license agreement	$ -	$ -	$ 693,752
Stock issued for patent costs	$ 14,750	$ -	$ 14,750
Stock issued for early termination of marketing
rights agreement and joint venture agreement	$ 125,000	$ -	$ 125,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada), and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health, a not-for-profit foundation based in Ottawa, Canada, considered a Variable Interest Entity as described below.  Collectively, they are referred to herein as the “Company”.  Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature.  Effective March 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

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

On November 18, 1987, MedCan was incorporated under the laws of the Province of British Columbia.  Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States.  As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00.  Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (AGMC), (which later changed its name to International Blue Sun Resource Corporation), AGMC purchased 130,000 shares of MedCan for $100,000.  On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments (KPC).  Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares.  KPC then changed its name to Medizone Canada, Ltd. (MCL).  MedCan acquired all of the assets of MCL, consisting solely of cash in the amount of approximately $89,000.

In June 1998, the Company sold its interest in MCL for $125,000 cash and debt assumed of $8,417 less fees of $25,000 in a private transaction which resulted in a gain of $108,417 for the year ended December 31, 1998.  The Company retained ownership, however, of all of the issued and outstanding stock of MedCan, the Canadian subsidiary.

In late 2008, the Company assisted in the formation of the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada.  The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of its technology to as many in need as possible.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.

Organization (Continued)

In a prior year, a new accounting standard was approved which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the year ended December 31, 2009.

b.

Formation of Joint Venture

On June 22, 1995, the Company entered into a series of contracts which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited (MNZ).  Prior to the cancellation of this joint venture on December 14, 2009 as described below, MNZ was a privately held corporation equally owned by the Company and Solwin Investments Limited (Solwin), a New Zealand corporation, and was a research and development stage company whose objective was to obtain regulatory approval for the distribution of the Company’s patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.  The principal of MNZ was Richard G. Solomon (Solomon), who is also a board member of the Company.

Originally, the Company had purchased 100% of MNZ from Solomon, a New Zealand citizen, who became a director of the Company in January 1996 and who caused the formation of MNZ on June 22, 1995.  Contemporaneously with this transaction, the Company sold 50% of MNZ to Solwin, a corporation owned by Solomon, for $150,000, of which the Company thereupon loaned $50,000 to MNZ on a demand basis.  The Company recognized a $100,000 gain on the sale of MNZ to Solwin.

Contemporaneous with the creation of the above share structure, the Company and MNZ entered into a Licensing Agreement (the Licensing Agreement) and a Managing Agent Agreement (the Managing Agent Agreement).

Pursuant to the Licensing Agreement, the Company granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand.  MNZ has agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement.  The License Agreement was to terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents are obtained, on June 22, 2010.

Pursuant to the Managing Agent Agreement, MNZ was to act as the Company’s agent in the finding of other licensees of the Company’s patents and trademark in the following countries: Australia (including Australia and New Zealand), the South Pacific Islands, and South East Asia (including the Philippines, Indonesia and Vietnam).  The Managing Agent Agreement was to expire on the termination or expiration of the last of the licenses obtained pursuant thereto, subject to earlier termination by the Company upon an occurrence of certain events.

Until the joint venture was terminated during December 2009 as described in the following paragraph, the investment in the joint venture had been recorded under the equity method of accounting as the Company did not have ultimate control of the joint venture.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

b.

Formation of Joint Venture (Continued)

Effective December 14, 2009, the Company’s board of directors, in an effort to unwind the joint venture and reconvey to the Company all global marketing rights of the Company’s intellectual property, entered into a Termination Agreement (the Termination Agreement) whereby the Company issued a total of 312,500 shares of common stock (valued at $0.40 per share, an approximate 4.0% increase over the market value of the shares on the date the agreement was entered into) to Solwin as consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, the Company assigned its ownership rights and shares in MNZ back to Solwin.  For the year ended December 31, 2009, the Company recorded a loss of $125,000, as the Company was unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.

c.

Business Activities

The Company’s current objective is to pursue an initiative in the field of hospital sterilization.  The Company is working on the development of an ozone-based technology, specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units.

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2009	2008
Numerator
- Loss before extraordinary items	$ (1,474,715)	$ (707,542)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	221,713,284	180,484,971

Basic Income (loss) per share
- Before extraordinary items	$ (0.01)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.01)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2007

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

At December 31, 2009, the Company had net operating loss carryforwards of approximately $6,448,000 that may be offset against future taxable income and expire in years 2010 through 2030.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Deferred tax assets at December 31, 2009 and 2008 are comprised of the following:

	2009	2008

Net operating loss carryforwards	$ 2,511,000	$ 2,587,000
Accrued expenses	1,048,900	1,037,600
Depreciation	(200)	(100)
Valuation allowance	(3,559,700)	(3,624,500)

	$ -	$ -

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

h.

Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	For the Years Ended December 31,
	2009	2008

Book income (loss)	$ (575,100)	$ (275,900)
Stock for Expenses	230,800	102,700
Other	3,700	-
Change in valuation allowance	340,600	173,200

	$ -	$ -

On January 1, 2007, the Company adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes).  ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007, 2008 or 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax authorities for years before 2002.

i.

Principles of Consolidation

The consolidated financial statements include the accounts of Medizone International, Inc. (Medizone-Nevada) and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd (MedCan).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health, a variable interest entity.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

k.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

l.

Stock Options and Warrants

Prior to 2005, the Company applied the provisions of “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all stock option plans. Under this standard, compensation cost was recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

The standards also require the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

In December 2004, a new standard was adopted, “Share-Based Payment”.  This new standard requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to this new standard.  The Company adopted the revised standard during fiscal year 2005, but had no share-based employee compensation during the year ended December 31, 2005.

During 2009, 2008, 2007 and 2006, however, the Company extended the maturity date on various common stock warrants to certain directors and outside consultants (Note 7).  Stock based compensation expense for the years ended December 31, 2009 and 2008 was $105,393 and $86,572, respectively, related to the change in warrant terms.

m.

Trademark and Patent Costs

Trademark and patent costs have been capitalized at December 31, 2009, totaling $20,079 with accumulated amortization of $639, for a net book value of $19,440.  The costs are being amortized over a 7 year period.  Amortization expense for the years ended December 31, 2009 and 2008 was $639 and $0, respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis.  Several factors are used to evaluate intangibles, including management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

n.

Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

In May of 2008, the Company adopted a new accounting standard, as codified in ASC 944-20 (formerly SFAS No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.)  This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This standard was effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the Company adopted a new accounting standard regarding the hierarchy of Generally Accepted Accounting Principles.  This standard identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This standard was effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board.  This statement will require no changes in the Company’s financial reporting practices.

In March 2008, the Company adopted a new accounting standard, as codified in ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.)   This new standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in this new standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement will require no changes in the Company’s financial reporting practices at the present time.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008

Office equipment	$ 19,249	$ 19,249
Computers and software	5,092	4,065
Furniture	6,307	6,307
	30,648	29,621
Accumulated depreciation	(27,607)	(26,024)

Net property and equipment	$ 3,041	$ 3,597

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,583 and $468, respectively.

NOTE 3 -

TRADEMARK AND PATENT COSTS

Trademark and patent costs consists of the following at December 31, 2009 and 2008:

	2009	2008

Trademark	$ 770	$ -
Patent costs	19,309	-
	20,079	-
Accumulated amortization	(639)	-

Net trademark and patents	$ 19,440	$ -

Amortization expense for the years ended December 31, 2009 and 2008 was $639 and $0, respectively.

NOTE 4 -

ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008

Accrued payroll and consulting	$ 1,940,421	$ 1,916,255
Accrued interest	383,991	360,335
Accrued payroll taxes	127,409	137,601
Other accruals	19,083	18,283

Total	$ 2,470,904	$ 2,432,474

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

The Company’s Board of Directors has approved the following salaries for its key officers: 1) $170,000 a year for the Company’s C.E.O. and 2) $60,000 a year for the Company’s Chief Financial Officer.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of December 31, 2009 and 2008, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, in order to be conservative, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term goes through June 30, 2010 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST). Additional space was rented during December 2009, that includes a monthly lease payment of $1,200 Canadian Dollars plus the applicable GST.  Total remaining commitments on this lease for 2010 are $7,427.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, at December 31, 2009 and 2008.  The Company intends to contest the judgment if and when it is able to obtain additional equity financing in the future.

NOTE 6 -

EQUITY TRANSACTIONS

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

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

Effective September 2, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to a public relations firm, for public relations and corporate communications services to be rendered valued at $42,000, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $14,000 of the $42,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $28,000 recognized during the year ended December 31, 2009.

Effective September 15, 2008, the Company’s board of directors approved the issuance of a total of 1,000,000 restricted shares to a strategic management consulting firm for services rendered valued at $40,000, or $0.04 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

Effective September 19, 2008, the Company’s board of directors approved the issuance of a total of 4,000,000 free-trading shares to two individuals for management consulting services to be rendered valued at $120,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreements are based on a four-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $96,000 of the $120,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $24,000 recognized during the year ended December 31, 2009.

Effective November 5, 2008, the Company’s board of directors approved the issuance of 1,000,000 free-trading shares to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a six-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $20,000 recognized during the year ended Decemberrecorded as deferred consulting fees, to be recognized over the remaining four month period at $5,000 per month.

During December 2008, the Company issued 3,333,333 shares of common stock for cash proceeds received totaling $100,000, or $0.03 per share.  Also during 2008, a director contributed services valued at $16,667.

During April 2009, the Company’s board of directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares to a consultant valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $16,800 of the $25,200 was recognized during the year ended December 31, 2009, with the remaining $8,400 recorded as deferred consulting fees, to be recognized during 2010 over the remaining four month period at $2,100 per month.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

During June 2009, pursuant to a consulting agreement that included a cash payment of $7,200, the Company’s board of directors approved the issuance of 200,000 shares of common stock to a consultant valued at $8,400, or $0.042 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a three-and-one-half month term, the shares vested in equal increments, and the total consulting expense was recognized during the year ended December 31, 2009.

During September 2009, the Company’s board of directors approved the issuance of 250,000 shares of common stock to a consultant valued at $25,000, or $0.10 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  15,000 of the shares issued were issued in lieu of outstanding debt owed to the consultant, totaling $1,500.  The remaining 235,000 shares issued were based on a consulting agreement expiring on January 31, 2010, the shares vest in equal increments, and the $23,500 consulting expense is to be recognized over the same period.  $18,278 of the $23,500 was recognized for the year ended December 31, 2009, with the remaining $5,222 recorded as deferred consulting fees, to be recognized during January 2010.

Total deferred consulting fees related to the above mentioned agreements as of December 31, 2009 was $21,211 which will be recognized over the subsequent periods as previously discussed.

Effective May 27, 2009, the Company’s board of directors approved the issuance of a total of 100,000 shares of common stock to a consultant for medical research services rendered valued at $3,900, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

Effective June 12, 2009, the Company’s board of directors approved the issuance of a total of 203,497 shares of common stock to a consultant for medical research services rendered valued at $20,350, or $0.10 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

On August 5, 2009, warrants held by two separate directors of the Company for a total of 6,487,408 shares were exercised, using the cashless exercise provision within the warrant agreements, resulting in the issuance of 5,126,265 shares of common stock with no cash proceeds received.

Effective October 13, 2009, the Company’s board of directors approved the issuance of a total of 453,569 shares of common stock to two separate consultants for medical research and website design services rendered valued at $29,483, or $0.065 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

Effective November 30, 2009, the Company’s board of directors approved the issuance of a total of 50,000 shares of common stock to a patent attorney for patent legal services rendered valued at $14,750, or $0.295 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

Effective December 15, 2009, the Company’s board of directors approved the issuance of a total of 88,408 shares of common stock to a consultant for medical research services rendered valued at $34,037, or $0.0385 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

During the year ended December 31, 2009, the Company issued a total of 33,791,065 shares of common stock for cash proceeds received totaling $1,263,040, at prices ranging from $0.02 to $0.25 per share.

As previously discussed in Note 1, effective December 14, 2009, the Company’s board of directors approved the issuance of a total of 312,500 restricted shares of common stock to Solwin Investments Limited (Solwin), a New Zealand corporation controlled by Richard Solomon, a director of the Company, pursuant to a Termination Agreement.  The shares were valued at $0.40 per share, which represented an approximate 4.0% increase over the market value of the shares on the date of the agreement.  The shares were issued as full consideration for the early termination of a Licensing Agreement and a Managing Agent Agreement, and to retain all rights and licenses originally granted to Medizone New Zealand, Limited (MNZ), a New Zealand corporation.  Also as part of the Termination Agreement, the Company assigned its ownership rights and shares in MNZ back to Solwin.  For the year ended December 31, 2009, the Company recorded a loss of $125,000, as the Company was unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.

Recapitalization

Effective August 26, 2009, authorized by the shareholders pursuant to Proposal 4 at the Company’s annual shareholder’s meeting, the Company’s Articles of Incorporation were amended to include a class of Preferred Stock, par value $0.00001, with authorized shares of 50,000,000.  No shares of Preferred Stock have been issued, however, as of December 31, 2009.  The rights and preferences of the newly authorized preferred shares will be determined by the Company’s Board of Directors at a later time.

The Articles of Incorporation were also amended to increase the authorized shares of common stock from 250,000,000 to 395,000,000 shares, par value $0.001.

NOTE 7 -

COMMON STOCK OPTIONS AND WARRANTS

Warrants

On various dates over the past several years up to and including June 10, 2009, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock to August 19, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $105,393 and $86,572 was recorded for the years ended December 31, 2009 and 2008, respectively, under the Black-Scholes option pricing model for these warrant extensions.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 7 -

COMMON STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions during 2009:

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

A summary of the status of the Company’s outstanding warrants as of December 31, 2009 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	10,109,629	$0.08
Granted (extension of terms)	20,219,258	$0.08
Expired/Canceled	(23,841,479)	$(0.09)
Exercised	(6,487,408)	$(0.02)
Outstanding, end of period	-	n/a
Exercisable	-	n/a

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of December 31, 2009, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $146,097 was recorded for the year ended December 31, 2009 under the Black-Scholes option pricing model for these options granted on August 26, 2009.  Additional expense of $97,398 will be recorded in the future as the additional vesting requirements are met.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 7 -

COMMON STOCK OPTIONS AND WARRANTS (Continued)

Options

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2009 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	-	n/a
Granted	2,500,000	$0.10
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	2,500,000	$0.10
Exercisable	1,500,000	$0.10

NOTE 8 -

DUE TO SHAREHOLDERS

During various prior years, certain directors have advanced a total of $7,000 to the Company to cover operating expenses.  These amounts are non-interest bearing, unsecured and due on demand.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 9 -

NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009 and 2008:

     2009               2008

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

	$ 60,815	$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under the most recent private placement transaction.	37,000	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676	182,676

Note payable to a financing company, payable in nine monthly installments of $691, interest at 7.75% per annum, matures on March 31, 2010.	2,720	-

Total Notes Payable	283,211	280,491

Less: Current Portion	(283,211)	(280,491)

Long-Term Notes Payable	$ -	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2010	$ 283,211
2011	-
2012	-
2013	-
2014	-
2015 and thereafter	-

Total	$ 283,211

NOTE 10 -

DEBT FORGIVENESS

During the year ended December 31, 2009, an outside attorney of the Company forgave a total of $61,514 in previously accrued interest on past due balances.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 11 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2009, which have resulted in an accumulated deficit of $22,044,955 at December 31, 2009.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next three months, has a working capital deficit of approximately $3,072,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.

Over the past two years, the Company has raised a total of $1,542,040 through the sale of 48,424,398 restricted shares of common stock at prices ranging from $0.01 to $0.25 per share, which funds have been used to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  An additional $125,000 has been raised subsequent to December 31, 2009 through the sale of 500,000 restricted shares of common stock, at $0.25 per share.  However, the Company will need to raise additional capital in the near future in order to sustain operations and to fund additional research.  The Company believes that it will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing this or other additional funding, it will most likely be forced to substantially reduce or cease operations.

During 2009, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement of a lengthy clinical trial process.  The Company has recently completed a third series of laboratory trials of this hospital sterilization technology at Innovation Park, Queen’s University, Ontario, Canada, which has enabled the Company to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, the Company research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  The Company believes that this development will significantly expand the utility for the AsepticSure™ technology.

In addition, the Company’s full scale development prototype has been completed and demonstrated in bacteria-free runs that it can reach both the charge time and saturation requirements of its design criteria.  Hospital beta testing of the AsepticSure™ hospital sterilization prototype system is scheduled to begin during early 2010 for both public and government applications.  Assuming successful hospital beta testing, commercialization of the system with first product deliveries is expected during 2010, which the Company believes will provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects.

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

December 31, 2009 and 2008

NOTE 11 -

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

NOTE 12 -

SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company raised an additional $125,000 through the sale of 500,000 restricted shares of common stock, at $0.25 per share.