Form 10-Q
period 2010-03-31
MEDIZONE INTERNATIONAL INC
filed 2010-05-11
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

At April 30, 2010, there were 244,046,667 shares of the issuer’s common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$175,929	$359,891
Prepaid expenses	3,807	6,786
Deferred consulting fees	122,245	21,211
Total Current Assets	301,981	387,888

PROPERTY AND EQUIPMENT (Net)	2,617	3,041

OTHER ASSETS
Trademark and patents, net	18,725	19,440
Lease deposit	1,122	1,122
Total Other Assets	19,847	20,562

TOTAL ASSETS	$324,445	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$674,322	$699,026
Due to shareholders	7,000	7,000
Accrued expenses	2,480,518	2,470,904
Notes payable	281,178	283,211
Total Current Liabilities	3,443,018	3,460,141

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,667,870	3,684,993

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 242,588,432 and 241,701,432 shares issued
and outstanding, respectively	242,588	241,701
Additional paid-in capital	18,790,798	18,533,363
Other comprehensive loss	(5,209)	(3,611)
Deficit accumulated during the development stage	(22,371,602)	(22,044,955)
Total Stockholders' Equity (Deficit)	(3,343,425)	(3,273,502)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$324,445	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2009	2008	2010
REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
Research and development	134,780	66,317	3,374,569
General and administrative	184,754	182,758	16,795,421
Expense on extension of warrants	-	29,913	2,092,315
Bad debt expense	-	-	48,947
Depreciation and amortization	1,159	344	51,850
Total Expenses	320,693	279,332	22,466,892
Loss from Operations	(320,693)	(279,332)	(22,333,543)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	26,091
Other income	-	-	19,780
Gain on sale of subsidiary	-	-	208,417
Debt forgiveness	-	61,514	61,514
Loss on termination of license agreement	-	-	(125,000)
Interest expense	(5,954)	(5,914)	(1,123,599)
Total Other Income (Expenses)	(5,954)	55,600	(932,797)

LOSS BEFORE EXTRAORDINARY ITEMS	(326,647)	(223,732)	(23,266,340)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	415,000
Debt forgiveness	-	-	479,738
Total Extraordinary Items	-	-	894,738

NET LOSS	(326,647)	(223,732)	(22,371,602)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(1,598)	-	(5,209)

TOTAL COMPREHENSIVE LOSS	$ (328,245)	$ (223,732)	$ (22,376,811)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	242,146,910	202,500,203

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,647)	$(223,732)	$(22,371,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,139	344	51,830
Stock issued for services	15,891	-	3,406,789
Stock issued for early termination of a marketing rights agreement and a joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	16,397	49,500	132,574
Expense for extension of warrants below
market value	-	29,913	2,092,315
Value of stock options granted	-	-	146,097
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	(61,514)	(603,510)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	2,979	-	(47,852)
Increase (decrease) in accounts payable	(24,704)	(1,148)	1,295,199
Increase (decrease) in accrued expenses	9,614	32,530	3,128,541
Net Cash Used by Operating Activities	(305,331)	(174,107)	(11,928,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	-	(495)	(14,233)
Purchase of fixed assets	-	-	(44,182)
Net Cash Used by Investing Activities	-	(495)	(58,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(2,033)	-	(198,111)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	-	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	-	(105,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	125,000	200,000	10,451,662
Net Cash Provided by Financing Activities	122,967	200,000	12,167,564
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,598)	-	(5,209)
NET INCREASE (DECREASE) IN CASH	(183,962)	25,398	175,929
CASH AT BEGINNING OF PERIOD	359,891	12,272	-
CASH AT END OF PERIOD	$175,929	$37,670	$175,929

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$40	$-	$29,903
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$15,891	$-	$3,406,789
Stock issued for prepaid consulting fees	$71,338	$-	$309,226
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$14,750
Stock issued for early termination of marketing rights agreement and joint venture agreement	$-	$-	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2010 and December 31, 2009

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This new accounting standard is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company has not yet generated any revenues, this standard is not yet applicable, but will be adopted once revenues are generated.

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

March 31, 2010 and December 31, 2009

NOTE 2 -

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

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the three months ended March 31, 2010 and 2009.

NOTE 3 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2010	2009
Numerator
- Loss before extraordinary items	$ (326,647)	$ (223,732)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	242,146,910	202,500,203

Basic income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2010 and December 31, 2009

NOTE 4 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2010, which have resulted in an accumulated deficit of $22,371,602 at March 31, 2010.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next three months, has a working capital deficit of approximately $3,141,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.

Over the past two years, the Company has raised a total of $1,667,040 through the sale of 48,924,398 restricted shares of common stock at prices ranging from $0.01 to $0.25 per share, which funds have been used to pay certain corporate obligations, including the initial costs of development for its hospital sterilization initiative.  Subsequent to March 31, 2010, the Company has raised an additional $212,400 through the sale of 1,770,000 shares of common stock at $0.12 per share.  However, the Company will need to raise additional capital in the near future in order to sustain operations and to fund additional research.  The Company believes that it will be able to raise these additional needed funds from some of the same investors who have purchased shares over the past several years, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing this or other additional funding, it will most likely be forced to substantially reduce or cease operations.

During 2009, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement of a lengthy clinical trial process.  The Company has recently completed a third series of laboratory trials of this hospital sterilization technology at Innovation Park, Queen’s University, Ontario, Canada, which has enabled the Company to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, the Company research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  Additional test results have demonstrated that the AsepticSure™ technology is successful on Porcelain and Formica, as well as stainless surfaces, which surfaces represent the majority of all hospital surfaces.  The Company believes that this development will significantly expand the utility for the AsepticSure™ technology, and also greatly reduce the time required for the thorough sterilization of a hospital room, and the return of the hospital room back into service.

In addition, the Company’s full scale development prototype has been completed and demonstrated in bacteria-free runs that it can reach both the charge time and saturation requirements of its design criteria.  Hospital beta testing of the AsepticSure™ hospital sterilization prototype system is scheduled to begin during late spring of 2010 for both public and government applications.  Assuming successful hospital beta testing, commercialization of the system with first product deliveries is expected during late 2010, which the Company believes will provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects.

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

March 31, 2010 and December 31, 2009

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

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term goes through June 30, 2010 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST).  Additional space was rented during December 2009 that includes a monthly lease payment of $1,200 Canadian Dollars, plus the applicable GST.

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

Warrants

On various dates over the past several years, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $-0- and $29,913 was recorded for the three months ended March 31, 2010 and 2009, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

All outstanding warrants were either exercised or expired unexercised prior to the end of the year ended December 31, 2009, thus there are no warrants outstanding as of March 31, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2010 and December 31, 2009

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of March 31, 2010, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

On March 29, 2010, the Company granted 250,000 options to an individual for consulting services to be rendered for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The value of these options granted, totaling $46,094, will be recognized as an expense on a monthly basis beginning on April 1, 2010 at $7,682 per month.

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $-0- and $-0- was recorded for the three months ended March 31, 2010 and 2009, respectively, under the Black-Scholes option pricing model.  Additional expense of $97,398 will be recorded in the future as the additional vesting requirements are met, pursuant to the 1,500,000 options granted on August 26, 2009.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	192.37 - 196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of March 31, 2010 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,500,000	$0.10
Granted	250,000	$0.19
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	2,750,000	$0.11
Exercisable	1,500,000	$0.10

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2010 and December 31, 2009

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the three months ended March 31, 2010, the Company issued 500,000 shares of common stock for cash proceeds of $125,000, or $0.25 per share.

During April 2009, the Company’s board of directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares of common stock to be issued to a consultant. The stock was valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $16,800 of the $25,200 was recognized during the year ended December 31, 2009.  An additional $6,300 was recognized during the three months ended March 31, 2010. The remaining $2,100 has been recorded as deferred consulting fees as of March 31, 2010, which will be recognized during April 2010.

During May 2009, the Company’s board of directors approved the issuance of 500,000 restricted shares of common stock to be issued to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $11,911 of the $19,500 was recognized during the year ended December 31, 2009.  An additional $4,875 was recognized during the three months ended March 31, 2010. The remaining $2,713 has been recorded as deferred consulting fees as of March 31, 2010, which will be recognized during April and May, 2010.

During February 2010, the Company’s board of directors approved the issuance of a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  Both consulting agreements are based on a five-month term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $15,892 of the $39,730 was recognized during the three months ended March 31, 2010 with the remaining $23,838 recorded as deferred consulting fees as of March 31, 2010, to be recognized during the second quarter of 2010 over the remaining three month period at $7,946 per month.

On March 29, 2010, the Company’s board of directors approved the issuance of a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is for the period of April 1, 2010 through June 30, 2010.  The entire amount of $47,500 has been recorded as deferred consulting fees as of March 31, 2010, and will be recognized during the second quarter of 2010 at $15,833 per month.

As previously discussed in Note 6, on March 29, 2010, the Company granted options to acquire 250,000 free-trading shares of common stock to an individual to assist the Company in the scientific development of its technology as well as patent support for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The entire value of these options granted, totaling $46,094, has been recorded as deferred consulting fees as of March 31, 2010, and will be recognized during the second and third quarters of 2010 at $7,682 per month.

Total deferred consulting fees related to the above mentioned agreements as of March 31, 2010 was $122,245 which will be recognized over the subsequent periods as previously discussed.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2010 and December 31, 2009

NOTE 8 -

SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company raised additional funds totaling $212,400, through the issuance of 1,770,000 shares of restricted common stock, issued at $0.12 per share.

In addition, during April 2010, the Company issued a total of 588,235 shares of restricted common stock, valued at $100,000 or $0.17 per share, in satisfaction of a one-year contract with an investment firm to assist the Company in raising the necessary capital to continue the development of the Company’s research and technology.  An additional 120,000 shares of restricted common stock were also issued during April 2010 in lieu of outstanding consulting fees totaling $20,400.

The Company has evaluated subsequent events per the requirements of Topic 855 and note that there are no additional events to be reported.

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

Corporate Operations

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

In January 2003, the Financial Accounting Standards Board issued a new accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the quarters ended March 31, 2010 and 2009.

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

Three Months Ended March 31, 2010 and 2009

There were no sales during the quarters ended March 31, 2010 or 2009. For the three months ended March 31, 2010, we had a net loss of $326,647, compared with a net loss for the three months ended March 31, 2009 of $223,732.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

For the three months ended March 31, 2010 and 2009, we incurred $134,780 and $66,317 in research and development costs as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $3,374,569 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended March 31, 2010, were $184,754 compared to $182,758 during the same period in 2009. The majority of these costs include payroll and consulting fees, and professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $281,178 and $283,211 at March 31, 2010 and December 31, 2009, respectively.  Interest expense on these obligations during the three months ended March 31, 2010 and 2009 was $5,954 and $5,914, respectively.

Liquidity and Capital Resources

At March 31, 2010, our working capital deficiency was $3,141,037, compared to a working capital deficiency of $3,072,253 at December 31, 2009.  The stockholders’ deficit at March 31, 2010 was $3,343,425 compared to $3,273,502 at December 31, 2009.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  Our only source of financing to date has been the periodic sale of common stock. During the three months ended March 31, 2010, we generated cash of $125,000 through common stock sales at $0.25 per share.  During April 2010, we raised an additional $212,400 through the sale of common stock at $0.12 per share.  However, we will need to raise additional capital in the near future in order to continue our research and development activities and to sustain operations.  We believe that we will be able to raise these additional needed funds from some of the same investors who have purchased shares during 2008 and 2009, although there is no assurance that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund our projects on a monthly basis, as needed.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes that many of the risks previously discussed and in its SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material developments during the quarter ended March 31, 2010 relative to the legal matters previously disclosed by the Company.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended March 31, 2010

In January and February, 2010, we issued an aggregate of 500,000 shares of common stock for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to four accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.

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

During February 2010, we issued a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  Both consulting agreements are based on a five-month term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.

On March 29, 2010, we issued a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is for the period of April 1, 2010 through June 30, 2010.

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

May 11, 2010