Form 10-Q
period 2010-06-30
MEDIZONE INTERNATIONAL INC
filed 2010-08-11
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

At July 31, 2010, there were 251,319,444 shares of the issuer’s common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$330,813	$359,891
Prepaid expenses	2,466	6,786
Deferred consulting fees	23,047	21,211
Total Current Assets	356,326	387,888

PROPERTY AND EQUIPMENT (Net)	2,192	3,041

OTHER ASSETS
Trademark and patents, net	29,766	19,440
Deferred stock offering costs	77,500	-
Lease deposit	1,122	1,122
Total Other Assets	108,388	20,562

TOTAL ASSETS	$466,906	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$655,761	$699,026
Due to related parties	7,000	7,000
Accrued expenses	2,486,542	2,470,904
Notes payable	280,491	283,211
Total Current Liabilities	3,429,794	3,460,141

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,654,646	3,684,993

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 246,919,444 and 241,701,432 shares issued
and outstanding, respectively	246,919	241,701
Additional paid-in capital	19,318,167	18,533,363
Other comprehensive loss	(9,910)	(3,611)
Deficit accumulated during the development stage	(22,742,916)	(22,044,955)
Total Stockholders' Equity (Deficit)	(3,187,740)	(3,273,502)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$466,906	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	156,243	74,329	291,023	140,646	3,530,812
General and administrative	207,944	133,470	392,698	316,228	17,003,365
Expense on extension of warrants	-	75,480	-	105,393	2,092,315
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	1,209	470	2,368	814	53,059
Total Expenses	365,396	283,749	686,089	563,081	22,832,288
Loss from Operations	(365,396)	(283,749)	(686,089)	(563,081)	(22,698,939)

OTHER INCOME (EXPENSES)
Minority interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Debt forgiveness	-	-	-	61,514	61,514
Loss on termination of
license agreement	-	-	-	-	(125,000)
Interest expense	(5,918)	(5,914)	(11,872)	(11,828)	(1,129,517)
Total Other Income (Expenses)	(5,918)	(5,914)	(11,872)	49,686	(938,715)

LOSS BEFORE EXTRAORDINARY ITEMS	(371,314)	(289,663)	(697,961)	(513,395)	(23,637,654)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(371,314)	$(289,663)	$(697,961)	$(513,395)	$(22,742,916)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	244,738,453	206,592,796	243,449,840	204,557,805

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

NET LOSS	$(371,314)	$(289,663)	$(697,961)	$(513,395)	$(22,742,916)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency
translation	(4,701)	(366)	(6,299)	(366)	(9,910)

TOTAL COMPREHENSIVE LOSS	$(376,015)	$(290,029)	$(704,260)	$(513,761)	$(22,752,826)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(697,961)	$(513,395)	$(22,742,916)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,334	816	53,025
Stock issued for services	86,191	32,851	3,477,089
Stock issued for early termination of a marketing rights agreement and a joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	45,048	65,000	161,225
Expense for extension of warrants below
market value	-	105,393	2,092,315
Value of stock options granted	23,047	-	169,144
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	(61,514)	(603,510)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	4,320	(5,280)	(46,511)
Increase (decrease) in accounts payable	(43,265)	(21,486)	1,276,638
Increase (decrease) in accrued expenses	15,638	51,654	3,134,565
Net Cash Used by Operating Activities	(564,648)	(345,961)	(12,187,328)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(11,811)	(5,329)	(26,044)
Purchase of fixed assets	-	(1,027)	(44,182)
Net Cash Used by Investing Activities	(11,811)	(6,356)	(70,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(2,720)	-	(198,798)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	-	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	(10,000)	-	(115,312)
Increase in minority interest	-	-	14,470
Issuance of common stock for cash	566,400	768,000	10,893,062
Net Cash Provided by Financing Activities	553,680	768,000	12,598,277
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,299)	(366)	(9,910)
NET INCREASE (DECREASE) IN CASH	(29,078)	415,317	330,813
CASH AT BEGINNING OF PERIOD	359,891	12,272	-
CASH AT END OF PERIOD	$330,813	$427,589	$330,813

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$44	$-	$29,907
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$86,191	$32,851	$3,477,089
Stock issued for prepaid consulting fees	$23,838	$44,499	$261,726
Stock issued for stock offering costs	$100,000	$-	$100,000
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$14,750
Stock issued for early termination of marketing rights agreement and joint venture agreement	$-	$-	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

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

The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

June 30, 2010 and December 31, 2009

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

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the three and six months ended June 30, 2010 and 2009.

NOTE 3 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended June 30,
	2010	2009
Numerator
- Loss before extraordinary items	$ (371,314)	$ (289,663)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	244,738,453	206,592,796

Basic income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

	For the Six Months Ended June 30,
	2010	2009
Numerator
- Loss before extraordinary items	$ (697,961)	$ (513,395)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	243,449,840	204,557,805

Basic income (loss) per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

NOTE 4 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2010, which have resulted in an accumulated deficit of $22,742,916 at June 30, 2010.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next three or four months, has a working capital deficit of approximately $3,073,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.

Over the past several years, the Company has raised approximately $2,100,000 through the sale of 52,547,175 restricted shares of common stock at prices ranging from $0.01 to $0.25 per share, which funds have been used to pay certain corporate obligations, including the initial costs of development for its hospital sterilization initiative.  Subsequent to June 30, 2010, the Company has raised an additional $145,000 through the sale of 1,208,333 shares of common stock at $0.12 per share.  However, the Company will need to raise additional capital in the near future in order to sustain operations and to fund additional research.  The Company believes that it will be able to raise these additional needed funds from some of the same investors who have purchased shares over the past several years, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.  If the Company is unsuccessful in finalizing this or other additional funding, it will most likely be forced to substantially reduce or cease operations.

During 2009, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement of a lengthy clinical trial process.  The Company completed a third series of laboratory trials of this hospital sterilization technology at Innovation Park, Queen’s University, Ontario, Canada, during January 2010 which has enabled the Company to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, the Company research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  Additional test results have demonstrated that the AsepticSure™ technology is successful on Porcelain and Formica, as well as stainless surfaces, which surfaces represent the majority of all hospital surfaces.  Recent research has shown that the AsepticSure™ technology is successful on Listeria monocytogenes and Salmonella thphium with thirty-minute exposure to the patented gas mixture, thus reducing food-borne illnesses.  The Company believes that these recent developments will significantly expand the utility for the AsepticSure™ technology, and also greatly reduce the time required for the thorough sterilization of a hospital room, and the return of the hospital room back into service.

In addition, the Company’s full-scale development prototype has been completed and demonstrated in bacteria-free runs that it can reach both the charge time and saturation requirements of its design criteria.  Hospital beta testing of the AsepticSure™ hospital sterilization prototype system is scheduled to begin during late summer of 2010 for both public and government applications.  Assuming successful hospital beta testing, commercialization of the system with first product deliveries is expected during late 2010 or early 2011, which the Company believes will provide the necessary revenue to fund additional advanced efforts with this technology for bio-terrorism counter measures, as well as other projects.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

NOTE 4 -

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

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term has been extended through June 30, 2011 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST).  Additional space was rented during December 2009 that includes a monthly lease payment of $1,200 Canadian Dollars, plus the applicable GST, through June 30, 2011.

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

Warrants

On various dates over the past several years, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $-0- and $105,393 was recorded for the six months ended June 30, 2010 and 2009, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

All outstanding warrants were either exercised or expired unexercised prior to the end of the year ended December 31, 2009, thus there are no warrants outstanding as of June 30, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of June 30, 2010, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.  Additional expense of $97,398 will be recorded in the future as the additional vesting requirements are met on the 1,000,000 unvested options.

On March 29, 2010, the Company granted 250,000 options to an individual for research and development consulting services to be rendered for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The value of these options granted, totaling $46,094, is being recognized as an expense on a monthly basis beginning on April 1, 2010 at $7,682 per month.  $23,047 of this expense was recorded during the three months ended June 30, 2010 with the remaining $23,047 being recorded as deferred consulting fees to be recognized during the three months ended September 30, 2010.

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $23,047 and $-0- was recorded for the six months ended June 30, 2010 and 2009, respectively, under the Black-Scholes option pricing model.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	192.37 - 196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2010 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,500,000	$0.10
Granted	250,000	$0.19
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	2,750,000	$0.11
Exercisable	1,750,000	$0.11

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the six months ended June 30, 2010, the Company issued 4,122,777 shares of common stock for cash proceeds of $556,400 (net of stock issuance costs of $10,000), at prices ranging from $0.12 to $0.25 per share.

During April 2009, the Company’s Board of Directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares of common stock to a consultant. The stock was valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $16,800 of the $25,200 was recognized during the year ended December 31, 2009.  The remaining $8,400 was recognized during the six months ended June 30, 2010.

During May 2009, the Company’s Board of Directors approved the issuance of 500,000 restricted shares of common stock to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $11,911 of the $19,500 was recognized during the year ended December 31, 2009.  The remaining $7,589 was recognized during the six months ended June 30, 2010.

During February 2010, the Company’s Board of Directors approved the issuance of a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  Both consulting agreements were based on a five-month term, the shares vested in equal increments, and the consulting expense has been recognized over the same period through June 30, 2010.

On March 29, 2010, the Company’s Board of Directors approved the issuance of a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was for the period of April 1, 2010 through June 30, 2010.  The entire amount of $47,500 has been recognized as consulting fees during the second quarter of 2010 at $15,833 per month.

As previously discussed in Note 6, on March 29, 2010, the Company granted options to acquire 250,000 free-trading shares of common stock to an individual to assist the Company in the scientific development of its technology as well as patent support for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  Pursuant to the Black-Scholes option pricing model, the value of these options is $46,094.  $23,047 of the $46,094 was recognized during the three months ended June 30, 2010 with the remaining $23,047 recorded as deferred consulting fees as of June 30, 2010, to be recognized during the third quarter of 2010 at $7,682 per month.

On April 9, 2010, the Company’s Board of Directors approved the issuance of a total of 588,235 restricted shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising the necessary capital to continue the development of the Company’s research and technology.  The shares were valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  $22,500 of the $100,000 value was recognized as a stock offering cost, and offset against the cash proceeds received as a result of the investment firm’s efforts, during the three months ended June 30, 2010 with the remaining $77,500 recorded as deferred stock offering costs as of June 30, 2010, to be recognized as stock offering costs during the remaining nine-month period of the contract at $8,333 per month.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2010 and December 31, 2009

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

On April 12, 2010, the Company’s Board of Directors approved the issuance of a total of 120,000 restricted shares of common stock to a consultant in lieu of outstanding consulting fees valued at $22,800, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

NOTE 8 -

PROTOTYPE AGREEMENT

On June 29, 2010, the Company entered into a six-month “Prototype Evaluation Agreement” (“Prototype Agreement”) with a company to produce a prototype AsepticSure™ system apparatus prior to August 24, 2010 and a second prototype apparatus prior to September 24, 2010.  In addition, as additional consideration for the assistance provided by this company pursuant to this Prototype Agreement, the Company has agreed to issue 1,000,000 shares of restricted common stock upon the Company’s acceptance of the prototype apparatuses, with any required changes agreed to, as being ready for regular production.

NOTE 9 -

SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company raised additional funds totaling $145,000, through the issuance of 1,208,333 shares of restricted common stock, issued at $0.12 per share.

On July 15, 2010, the Company issued 135,000 shares of common stock to an investor relations company pursuant to a one-year agreement through July 15, 2011.  The shares are valued at $25,650, or $0.19 per share, the market value of the shares on the date that the Board of Directors approved the issuance of the shares.

On July 21, 2010, the Company issued a total of 4,000,000 shares of common stock to certain directors and officers for board service and performance bonuses.  These shares are valued at a total of $840,000, or $0.21 per share, the market value of the shares on the date that the dis-interested members of the Board of Directors authorized the issuance of the shares.  The same directors and officers also were granted options for the purchase of a total of 3,500,000 shares of common stock, exercisable at $0.20 per share for a period of five years.  These options do not vest, however, until the Company achieves commercial sales.

In addition, on the same date, the Company granted to one of its directors (in lieu of the stock grant mentioned in the previous paragraph) a stock option for the purchase of 1,000,000 shares of common stock, exercisable at $0.20 per share, which carries a five-year term of exercise and which vests immediately.

The Company has evaluated subsequent events per the requirements of Topic 855 and notes that there are no additional events to be reported.

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

Ozone is a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Ozone does not react with organic matter and therefore it leaves no residue in water or on the treated product.  Ozone also does not form any toxic byproducts and when used in water, it can be filtered and reused.  This means that no change in color or flavor results from ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing, equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

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

We believe that our unique ozone generating technologies could play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as "the silent epidemic" (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (methicillin-resistant staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, "the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995. In 2005, in the United States alone, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U. S. polio epidemic."  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report, 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the US alone.

In response to this situation, we are developing a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  The development pathway will be based on independent peer-reviewed science and engineering excellence.  A government variant of AsepticSure™ is being developed for bio-terrorism countermeasures.

In 2008, we entered into a five-year agreement with BiOzone Corporation (“BiOzone”).  Under the agreement, BiOzone and the Company have been developing equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The agreement also covers initial product manufacturing by BiOzone exclusively for Medizone. Under this agreement, we retain the right to outsource additional manufacturing capacity.

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

Simultaneously with this recent testing, a development prototype was completed, which has demonstrated that it can reach both the charge time and saturation requirements of its design criteria.   Mock-up trials began in January 2010 for both public (hospital) and government (bio-terrorism countermeasures) applications.  Results obtained during early February 2010 show that every full-scale test run completed in our hospital room mock-up facility has resulted in the total elimination of all bacteria present in the room. In this current phase of development, we will attempt to confirm, in a more realistic hospital setting, recent laboratory findings indicating extremely high antibacterial efficacy for its novel technology (6-7.2 log reductions) against the primary causative agents of hospital acquired infections (HAI’s), sometimes referred to as “Super Bugs”.  We have now completed multiple runs with very high concentrations of MRSA, VRE and E coli samples that were distributed throughout the test room.  In every instance, the AsepticSure™ system produced greater than 6 log (99.9999%) reductions, which by definition, is sterilization.  We now intend to systematically collect empirically verifiable scientific data on all of the remaining causative agents of HAI’s.  Given these recent results in a full room test setting which precisely mirrors our laboratory setup, we fully expect the same results with all remaining bacteria as well as Bacillus subtilis, the recognized surrogate for Anthrax.   If the hospital mock-up continues to be successful, we will proceed to hospital beta testing of a production prototype in preparation for marketing.  Commercialization of the system, with first product deliveries, is expected later this year or during early 2011.

On June 29, 2010, the Company entered into a six-month “Prototype Evaluation Agreement” (“Prototype Agreement”) with a company to produce a prototype AsepticSure™ system apparatus prior to August 24, 2010 and a second prototype apparatus prior to September 24, 2010.  As additional consideration for the assistance provided by this company pursuant to this Prototype Agreement, we agreed to issue 1,000,000 shares of restricted common stock upon our acceptance of the prototype apparatuses, with any required changes agreed to, as being ready for regular production.

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

In addition, work just recently completed by the Company at Queen’s University has demonstrated that the AsepticSure™ system can reliably eliminate in excess of 7 logs (99.99999%) reductions of Listeria monocytogenes and Salmonella typhium with 30-minute exposure to its unique and patented gas mixture, which provides an additional application of the AsepticSure™ technology, beyond that of hospital acquired infections.

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

This second patent filing (US patent application 61/295,851) was filed to protect improvements in our basic procedure and protocol achieved by combining it with another procedure, resulting in a significant increase in disinfecting capabilities demonstrated during the third round of laboratory trials against a wide variety of bacteria and on a range of different surfaces commonly found in healthcare and other essential facilities.  Both patent applications currently afford international protection for this technology, and can be expanded into full international patent applications, in countries of our choice.

On July 7, 2010, the Company filed an international patent application under the auspices of the Patent Co-operation Treaty (“PCT”) to secure international patent protection for its AsepticSure™ technology.  The international patent application consolidates the two previously filed patent applications as described above and expands the technical evidence, both laboratory scale and practical scale, supporting the effectiveness of the technology in clearing healthcare and other critical infrastructure of bacterial infections such as C difficile, E coli, Pseudomonas aeruginous, MRSA and VRE down to complete sterilization standards.  After the international patent application has been searched and examined by the International Patent Office authorities, the Company can register it in any or all countries of the world that have ratified the PCT (of which there are over 140 such countries, which includes all major industrialized countries), and secure grant of patents on the application in countries of its choice.

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

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  CFGH maintains offices at 170 Lauier Avenue West in Ottawa, Canada.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of CFGH and maintains offices at CFGH.  Dr. Shannon is also a member of our Board of Directors and is our Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of CFGH and serves as the Secretary-Treasurer for the organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our CEO and Chairman), Daniel D. Hoyt, a director of the Company, Jill C. Marshall, NMD, Mr. Marshall’s wife and a former corporate officer of the Company, and Dr. Ron St. John.

In January 2003, the Financial Accounting Standards Board issued a new accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the quarters ended June 30, 2010 and 2009.

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

Three Months Ended June 30, 2010 and 2009

There were no sales during the quarters ended June 30, 2010 or 2009. For the three months ended June 30, 2010, we had a net loss of $371,314, compared with a net loss for the three months ended June 30, 2009 of $289,663.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

For the three months ended June 30, 2010 and 2009, we incurred $156,243 and $74,329 in research and development costs as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $3,530,812 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended June 30, 2010, were $207,944 compared to $133,470 during the same period in 2009. The majority of these costs include payroll and consulting fees, and professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $280,491 and $283,211 at June 30, 2010 and December 31, 2009, respectively.  Interest expense on these obligations during the three months ended June 30, 2010 and 2009 was $5,918 and $5,914, respectively.

Six Months Ended June 30, 2010 and 2009

There were no sales during the six months ended June 30, 2010 or 2009. For the six months ended June 30, 2010, we had a net loss of $697,961, compared with a net loss for the six months ended June 30, 2009 of $513,395.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

For the six months ended June 30, 2010 and 2009, we incurred $291,023 and $140,646 in research and development costs as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $3,530,812 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the six months ended June 30, 2010, were $392,698 compared to $316,228 during the same period in 2009. The majority of these costs include payroll and consulting fees, and professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $280,491 and $283,211 at June 30, 2010 and December 31, 2009, respectively.  Interest expense on these obligations during the six months ended June 30, 2010 and 2009 was $11,872 and $11,828, respectively.

The Company also recorded debt forgiveness of $61,614 from a professional service firm during the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, our working capital deficiency was $3,073,468, compared to a working capital deficiency of $3,072,253 at December 31, 2009.  The stockholders’ deficit at June 30, 2010 was $3,187,740 compared to $3,273,502 at December 31, 2009.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  Our only source of financing to date has been the periodic sale of common stock. During the six months ended June 30, 2010, we generated cash of $556,400 (net of stock offering costs paid in cash of $10,000) through common stock sales at prices ranging from $0.12 to $0.25 per share.  During July and August 2010, we raised an additional $145,000 through the sale of common stock at $0.12 per share.  However, we will need to raise additional capital in the near future in order to continue our research and development activities and to sustain operations.  We believe that we will be able to raise these additional needed funds from some of the same investors who have purchased shares over the past several years, although there is no assurance that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund our projects on a monthly basis, as needed.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material developments during the quarter ended June 30, 2010 relative to the legal matters previously disclosed by the Company in reports on Form 10-K or Form 10-Q filed with the Securities and Exchange Commission.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

Six Months Ended June 30, 2010

In January and February, 2010, we issued an aggregate of 500,000 shares of common stock for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to four accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  In April, May and June 2010, we issued an additional 3,622,777 shares of common stock for cash proceeds totaling $441,400, at prices ranging from $0.12 to $0.18 per share.  We also paid stock offering costs to an investment firm of $10,000 who assisted us in raising these funds.  These shares were issued in private transactions to a total of thirteen accredited investors not otherwise affiliated with the Company.  All of these proceeds received were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.  These sales were made without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

During February 2010, we issued a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that our Board of Directors authorized the issuance of the shares.  Both consulting agreements were based on a five-month term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period.

On March 29, 2010, we issued a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.  The consulting agreement is for the period of April 1, 2010 through June 30, 2010.

On April 9, 2010, we issued a total of 588,235 restricted shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising required capital, valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.

On April 12, 2010, we issued 120,000 restricted shares of common stock in lieu of outstanding consulting fees totaling $22,800, or $0.17 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.

These issuances of shares for services rendered were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 6.

Exhibits

Exhibit 31.01

Certification of Principal Executive Officer, Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02

Certification of Principal Financial Officer, Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01

Certification of Principal Executive Officer, Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02

Certification of Principal Financial Officer, Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 10, 2010