Form 10-Q
period 2010-09-30
MEDIZONE INTERNATIONAL INC
filed 2010-11-12
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At October 31, 2010, there were 257,803,838 shares of the issuer’s common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$634,852	$359,891
Prepaid expenses	12,050	6,786
Deferred consulting fees	70,303	21,211
Total Current Assets	717,205	387,888

PROPERTY AND EQUIPMENT (Net)	1,768	3,041

OTHER ASSETS
Trademark and patents, net	110,691	19,440
Deferred stock offering costs	52,500	-
Lease deposit	1,122	1,122
Total Other Assets	164,313	20,562

TOTAL ASSETS	$883,286	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$637,857	$699,026
Due to related parties	7,000	7,000
Accrued expenses	2,491,804	2,470,904
Notes payable	285,302	283,211
Total Current Liabilities	3,421,963	3,460,141

CONTINGENT LIABILITIES	224,852	224,852

Total Liabilities	3,646,815	3,684,993

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 257,664,949 and 241,701,432 shares issued
and outstanding, respectively	257,665	241,701
Additional paid-in capital	21,413,395	18,533,363
Other comprehensive loss	(9,847)	(3,611)
Deficit accumulated during the development stage	(24,424,742)	(22,044,955)
Total Stockholders' Equity (Deficit)	(2,763,529)	(3,273,502)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$883,286	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		Sept. 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
Research and development	485,011	165,237	776,034	305,883	4,015,823
General and administrative	1,187,936	301,149	1,580,634	617,377	18,191,301
Expense on extension of warrants	-	-	-	105,393	2,092,315
Bad debt expense	-	-	-	-	48,947
Depreciation and amortization	2,884	618	5,252	1,432	55,943
Total Expenses	1,675,831	467,004	2,361,920	1,030,085	24,508,119
Loss from Operations	(1,675,831)	(467,004)	(2,361,920)	(1,030,085)	(24,374,770)

OTHER INCOME (EXPENSES)
Noncontrolling interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Gain on sale of subsidiary	-	-	-	-	208,417
Debt forgiveness	-	-	-	61,514	61,514
Loss on termination of
license agreement	-	-	-	-	(125,000)
Interest expense	(5,995)	(5,990)	(17,867)	(17,818)	(1,135,512)
Total Other Income (Expenses)	(5,995)	(5,990)	(17,867)	43,696	(944,710)

LOSS BEFORE EXTRAORDINARY ITEMS	(1,681,826)	(472,994)	(2,379,787)	(986,389)	(25,319,480)

EXTRAORDINARY ITEMS
Lawsuit settlement	-	-	-	-	415,000
Debt forgiveness	-	-	-	-	479,738
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(1,681,826)	$(472,994)	$(2,379,787)	$(986,389)	$(24,424,742)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	250,143,347	231,947,675	246,780,162	215,911,398

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)
					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		Sept. 30,
	2010	2009	2010	2009	2010

NET LOSS	$(1,681,826)	$(472,994)	$(2,379,787)	$(986,389)	$(24,424,742)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency
translation	63	371	(6,236)	5	(9,847)

TOTAL COMPREHENSIVE LOSS	$(1,681,763)	$(472,623)	$(2,386,023)	$(986,384)	$(24,434,589)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,379,787)	$(986,389)	$(24,424,742)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,197	1,432	55,888
Stock issued for services	1,268,213	35,462	4,659,111
Stock issued for early termination of a marketing rights agreement and a joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	21,211	89,335	137,388
Expense for extension of warrants below
market value	-	105,393	2,092,315
Value of stock options granted	249,115	146,097	395,212
Bad debt expense	-	-	48,947
Minority interest in loss	-	-	(26,091)
Loss on disposal of assets	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	(61,514)	(603,510)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses
and deposits	882	(6,149)	(49,949)
Increase (decrease) in accounts payable	(61,169)	(1,788)	1,258,734
Increase (decrease) in accrued expenses	20,900	52,127	3,139,827
Net Cash Used by Operating Activities	(875,438)	(625,994)	(12,498,118)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(27,710)	(5,329)	(41,943)
Purchase of fixed assets	-	(1,027)	(44,182)
Net Cash Used by Investing Activities	(27,710)	(6,356)	(86,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(4,055)	(1,309)	(200,133)
Cash received from notes payable	-	-	1,129,518
Advances from shareholders	-	-	44,658
Payment on shareholder advances	-	-	(24,191)
Capital contributions	-	-	439,870
Stock issuance costs	(10,000)	-	(115,312)
Increase in noncontrolling interest	-	-	14,470
Issuance of common stock for cash	1,198,400	768,000	11,525,062
Net Cash Provided by Financing Activities	1,184,345	766,691	13,228,942
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,236)	5	(9,847)
NET INCREASE IN CASH	274,961	134,346	634,852
CASH AT BEGINNING OF PERIOD	359,891	12,272	-
CASH AT END OF PERIOD	$634,852	$146,618	$634,852

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Nine Months Ended		1986 Through
	September 30,		Sept. 30,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$125	$-	$29,988
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	$1,268,213	$35,462	$4,659,111
Stock issued for prepaid consulting fees	$70,303	$65,388	$308,191
Stock issued for stock offering costs	$100,000	$-	$100,000
Stock issued for conversion of debt	$-	$1,500	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$67,465	$-	$82,215
Stock issued for early termination of marketing rights agreement and joint venture agreement	$-	$-	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

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

The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2010 and December 31, 2009

NOTE 2 -

CANADIAN FOUNDATION FOR GLOBAL HEALTH (Continued)

The Company follows the accounting standard regarding variable interest entities (“VIE’s), whereby a VIE is required to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.

The Company has determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of and for the three and nine months ended September 30, 2010 and 2009.

NOTE 3 -

LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2010	2009
Numerator
- Loss before extraordinary items	$ (1,681,826)	$ (472,994)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	250,143,347	231,947,675

Basic income (loss) per share
- Before extraordinary items	$ (0.01)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.01)	$ (0.00)

	For the Nine Months Ended September 30,
	2010	2009
Numerator
- Loss before extraordinary items	$ (2,379,787)	$ (986,389)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	246,780,162	215,911,398

Basic income (loss) per share
- Before extraordinary items	$ (0.01)	$ (0.00)
- Extraordinary items	0.00	0.00

Basic Income (Loss) Per Share	$ (0.01)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 4 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2010, which have resulted in an accumulated deficit of $24,424,742 at September 30, 2010.  The Company currently does not have an established source of funds sufficient to cover its operating costs beyond the next five or six months, has a working capital deficit of approximately $2,705,000, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.  Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.

Over the past several years, the Company has raised approximately $2,730,000 through the sale of nearly 58,000,000 restricted shares of common stock at prices ranging from $0.01 to $0.25 per share, which funds have been used to pay certain corporate obligations, including the initial costs of development for its hospital sterilization initiative.  The Company will need to raise additional capital during early 2011 in order to sustain operations and to fund additional research.  The Company believes that it will be able to raise these additional needed funds from some of the same investors who have purchased shares over the past several years, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects, as needed.  If the Company is unsuccessful in finalizing this or other additional funding, it will most likely be forced to substantially reduce or cease operations.

During 2009, the Company began pursuing the development of a novel ozone-based technology (“AsepticSure™ technology”) which will offer a safe, inexpensive means of disinfecting medical facilities of all bacteria, fungi and viruses known to cause hospital derived infections.  Since this technology is not considered a medical treatment or a diagnostic, its developmental pathway will not be subject to regulatory review or the requirement of a lengthy clinical trial process.  The Company completed a third series of laboratory trials of this hospital sterilization technology at Innovation Park, Queen’s University, Ontario, Canada, during January 2010 which has enabled the Company to establish the precise protocols necessary in order to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns.  Most recently, the Company research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  Additional test results have demonstrated that the AsepticSure™ technology is successful on Porcelain and Formica, as well as stainless surfaces, which surfaces represent the majority of all hospital surfaces.  An in-hospital beta test at Hospital Hotel Dieu, associated with Queen’s University in Kingston, Ontario, Canada, completed in October 2010 demonstrated that carpet samples commonly associated with use in hospitals and contaminated with C. difficile and MRSA also were sterilized using the AsepticSure™ technology.  Additional in-hospital beta testing is anticipated later this year and continuing into 2011.

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

In addition, the Company’s full-scale development prototype has been completed and demonstrated in bacteria-free runs that it can reach both the charge time and saturation requirements of its design criteria.  Additional full-scale prototypes have subsequently been developed utilizing a slightly different technology than the original technology.    The Company’s goal is to demonstrate an actual and significant reduction in the rate of re-infection for hospital acquired infections by institutions utilizing the Company’s system.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

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

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term has been extended through June 30, 2011 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST).  A second laboratory space for full scale room testing was rented during December 2009 that includes a monthly lease payment of $1,200 Canadian Dollars, plus the applicable GST, through June 30, 2011.

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS

Warrants

On various dates over the past several years, the Board of Directors of the Company agreed to extend the expiration date on certain outstanding warrants to purchase common stock.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $-0- and $105,393 was recorded for the nine months ended September 30, 2010 and 2009, respectively, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the stock warrants at the date of the maturity extension, based on the following weighted average assumptions:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

All outstanding warrants were either exercised or expired unexercised prior to the end of the year ended December 31, 2009, thus there are no warrants outstanding as of September 30, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of September 30, 2010, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.  Additional expense of $97,398 will be recorded in the future as the additional vesting requirements are met on the 1,000,000 unvested options.

On March 29, 2010, the Company granted 250,000 options to an individual for research and development consulting services to be rendered for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The value of these options granted, totaling $46,094, was recognized as an expense on a monthly basis beginning on April 1, 2010, at $7,682 per month, and ending on September 30, 2010.

On July 21, 2010, the Company granted a total of 3,500,000 options to certain board members and employees of the Company as additional compensation for work performed.  These options are exercisable at $0.20 per share, are exercisable for five years, but do not vest until the Company has achieved commercial sales.  As of September 30, 2010, none of these options had vested.  The value of these options granted, totaling $710,577, will be recorded in the future once the Company has achieved commercial sales.

Also on July 21, 2010, the Company granted 1,000,000 options to a director of the Company in lieu of an actual stock grant for his services as a board member (see Note 7 for additional discussion on common shares issued to other board members for board service).  These options are exercisable at $0.20 per share, are exercisable for five years, and became fully vested on the date of the grant.  The value of these options granted, totaling $203,022, has been recorded as board compensation for the nine months ended September 30, 2010.

On August 16, 2010, the Company granted 250,000 options to an outside consultant for patent work performed on behalf of the Company.  These options are exercisable at $0.27 per share, are exercisable for five years, and had no vesting provisions.  The value of these options granted, totaling $67,465, has been capitalized to patent costs as of September 30, 2010, which costs will be amortized over the expected life of the patent.

On September 1, 2010, the Company granted an additional 250,000 options to an outside consultant in connection with extending his consulting agreement with the Company through September 1, 2011.  These options are exercisable at $0.275 per share, are exercisable for five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product.  As of September 30, 2010, none of these options had vested.  The value of these options granted, totaling $65,067, will be recorded in the future once the Company has achieved the required commercial sales.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 6 -

OUTSTANDING WARRANTS AND OPTIONS (Continued)

Options (Continued)

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $249,116 and $146,097 was recorded for the nine months ended September 30, 2010 and 2009, respectively, under the Black-Scholes option pricing model.  An additional amount of $67,465 has been capitalized as patent costs as of September 30, 2010, as previously mentioned, which costs will be amortized over the expected useful life of the patents.  An additional expense of $873,042 will be expensed in the future as the additional vesting requirements are met.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	185.59 - 196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2010 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,500,000	$0.10
Granted	5,250,000	$0.21
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	7,750,000	$0.17
Exercisable	3,000,000	$0.16

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the nine months ended September 30, 2010, the Company issued 9,389,443 shares of common stock for cash proceeds of $1,198,400 (net of stock issuance costs of $10,000), at prices ranging from $0.12 to $0.25 per share.

During April 2009, the Company’s Board of Directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares of common stock to a consultant. The stock was valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $16,800 of the $25,200 was recognized during the year ended December 31, 2009.  The remaining $8,400 was recognized during the nine months ended September 30, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

During May 2009, the Company’s Board of Directors approved the issuance of 500,000 restricted shares of common stock to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $11,911 of the $19,500 was recognized during the year ended December 31, 2009.  The remaining $7,589 was recognized during the nine months ended September 30, 2010.

During February 2010, the Company’s Board of Directors approved the issuance of a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  Both consulting agreements were based on a five-month term, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010.

On March 29, 2010, the Company’s Board of Directors approved the issuance of a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was for the period of April 1, 2010 through June 30, 2010.  The entire amount of $47,500 was recognized as consulting fees during the second quarter of 2010 at $15,833 per month.

As previously discussed in Note 6, on March 29, 2010, the Company granted options to acquire 250,000 free-trading shares of common stock to an individual to assist the Company in the scientific development of its technology as well as patent support for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  Pursuant to the Black-Scholes option pricing model, the value of these options is $46,094, which amount was recognized as an expense through September 30, 2010.

On April 9, 2010, the Company’s Board of Directors approved the issuance of a total of 588,235 restricted shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising the necessary capital to continue the development of the Company’s research and technology.  The shares were valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  $47,500 of the $100,000 value has been recognized as a stock offering cost, and offset against the cash proceeds received as a result of the investment firm’s efforts, during the period ended September 30, 2010 with the remaining $52,500 recorded as deferred stock offering costs as of September 30, 2010, to be recognized as stock offering costs during the remaining period of the contract at $8,333 per month.

On April 12, 2010, the Company’s Board of Directors approved the issuance of a total of 120,000 restricted shares of common stock to a consultant in lieu of outstanding consulting fees valued at $22,800, or $0.19 per share, which represented the market value of the shares on the date that the shares were approved to be issued.

On July 8, 2010, the Company’s Board of Directors approved the issuance of 135,000 shares of restricted shares of common stock to an investor relations company pursuant to a one-year agreement through July 15, 2011.  The shares are valued at $25,650, or $0.19 per share, the market value of the shares on the date that the Board of Directors approved the issuance of the shares.  The shares vest in equal increments and the expense is to be recorded over the period of the agreement.  $5,343 of the $25,650 consulting expense was recognized during the nine months ended September 30, 2010, with the remaining $20,307 recorded as deferred consulting fees, to be recognized over the remaining period at $2,137 per month.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 7 -

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

On July 21, 2010, the Company’s Board of Directors approved the issuance of a total of 4,000,000 shares of restricted common stock to certain directors and officers for board service and performance bonuses.  These shares were valued at a total of $840,000, or $0.21 per share, the market value of the shares on the date that the dis-interested members of the Board of Directors authorized the issuance of the shares. The value of the shares, or $840,000, was recorded as director compensation and bonus expense for the nine months ended September 30, 2010.  As discussed in Note 6, these same directors and officers also were granted options for the purchase of a total of 3,500,000 shares of common stock, exercisable at $0.20 per share for a period of five years.  These options do not vest, however, until the Company achieves commercial sales.

On August 26, 2010, the Company’s Board of Directors approved the issuance of a total of 225,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $60,750, or $0.27 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The first agreement was for the period of July 15, 2010 through March 31, 2011.  The second agreement was for the period of August 26, 2010 through August 26, 2011.  For both agreements, the shares vest in equal increments and the consulting expense is recognized over the period of the contracts.  $10,754 of the $60,750 consulting expense was recognized during the nine months ended September 30, 2010, with the remaining $49,996 recorded as deferred consulting fees, to be recognized over the remaining period of each contract.

Also on August 26, 2010, the Company’s Board of Directors approved the issuance of 118,839 restricted shares of common stock to a consultant in lieu of outstanding consulting fees valued at $32,087, or $0.27 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  An additional 1,000,000 restricted shares of common stock were approved and issued to this same consultant on September 1, 2010, as bonus compensation for extending his consulting agreement through September 1, 2011.  These shares were valued at $270,000, or $0.27 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The entire amount was recorded as bonus compensation during the nine months ended September 30, 2010.

NOTE 8 -

PROTOTYPE AGREEMENT

On June 29, 2010, the Company entered into a six-month “Prototype Evaluation Agreement” (“Prototype Agreement”) with a company to produce a prototype AsepticSure™ system apparatus prior to August 24, 2010 and a second prototype apparatus prior to September 24, 2010.

However, due to certain unforeseen delays with the company producing the prototypes, these prototype apparatuses have not been successfully completed (to the point that they are fully verified to the Company’s specifications) as of the date of this report.  The Company’s engineers are actively working with this company with the hope that verification of all operating parameters will be achievable by November 2010.

As additional consideration for the assistance provided by this company pursuant to this Prototype Agreement, the Company has agreed to issue 1,000,000 shares of restricted common stock upon the Company’s acceptance of the completed prototype apparatuses, with any required changes agreed to, as being ready for regular production.  This did not happen, however, prior to September 30, 2010, thus no shares have been issued.

NOTE 9 -

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  The carrying amount of cash and cash equivalents and accounts payable approximates their fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2010 and December 31, 2009

NOTE 10 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of Topic 855 and notes that there are no significant subsequent events to be reported.

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

This change in focus is based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community. Management believes that there is an opportunity to build on our experience with ozone technologies and its bio-oxidative qualities in pursuing this initiative. We have shifted our near term efforts towards one of our founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing biological fluids (blood, serum, and plasma and its fractionates) as well as biologically contaminated equipment and spaces.

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

Simultaneously with this recent testing, a development prototype was completed, which has demonstrated that it can reach both the charge time and saturation requirements of its design criteria.   Mock-up trials began in January 2010 for both public (hospital) and government (bio-terrorism countermeasures) applications.  Results obtained during early February 2010 show that every full-scale test run completed in our hospital room mock-up facility has resulted in the total elimination of all bacteria present in the room. In this current phase of development, we will attempt to confirm, in a more realistic hospital setting, recent laboratory findings indicating extremely high antibacterial efficacy for its novel technology (6-7.2 log reductions) against the primary causative agents of hospital acquired infections (HAI’s), sometimes referred to as “Super Bugs”.  We have now completed multiple runs with very high concentrations of MRSA, VRE and E coli samples that were distributed throughout the test room.  In every instance, the AsepticSure™ system produced greater than 6 log (99.9999%) reductions, which by definition, is sterilization.  We now intend to systematically collect empirically verifiable scientific data on all of the remaining causative agents of HAI’s.  Given these recent results in a full room test setting which precisely mirrors our laboratory setup, we fully expect the same results with all remaining bacteria as well as Bacillus subtilis, the recognized surrogate for Anthrax.   Additional full-scale prototypes have subsequently been developed utilizing a somewhat different technology from the original technology.

Hospital beta-testing of a prototype began during the summer of 2010, with the initial phases successfully completed during early October 2010, utilizing the original technology.  The first round of in-hospital beta-testing for this AsepticSure™ hospital sterilization system was completed on October 9, 2010 at a hospital in Kingston, Ontario, Canada, using a development prototype.  The targeted hospital space was artificially contaminated with high concentrations of MRSA and C difficile, using both regulatory compliant stainless steel discs and carpet samples typically found in many health care facilities. 100% of the MRSA and C difficile was eliminated from the discs (7.1 logs for MRSA and 6.2 logs for C difficile).   The pathogens were also completely eliminated from all contaminated carpet samples, something believed to be unachievable with any other technology. Testing further indicated that beyond the test samples artificially introduced, all pre-occurring pathogens present before testing were also eliminated on all surfaces by the AsepticSure™ hospital sterilization system.

Additional in-hospital beta testing is anticipated later this year and continuing into 2011.  Our goal is to demonstrate an actual and significant reduction in the rate of re-infection for hospital acquired infections by institutions utilizing our system.

On June 29, 2010, we entered into a six-month “Prototype Evaluation Agreement” (“Prototype Agreement”) with a company to produce a prototype AsepticSure™ system apparatus prior to August 24, 2010 and a second prototype apparatus prior to September 24, 2010.  However, due to certain unforeseen delays with the company producing the prototypes, these prototype apparatuses have not been successfully completed (to the point that they are fully verified to our specifications) as of the date of this report.  Our engineers are actively working with this company with the hope that verification of all operating parameters will be achievable by November 2010.

As additional consideration for the assistance provided by this company pursuant to this Prototype Agreement, we agreed to issue 1,000,000 shares of restricted common stock upon our acceptance of the prototype apparatuses, with any required changes agreed to, as being ready for regular production.  This did not happen, however, prior to September 30, 2010, thus no shares have been issued.

In addition to the hospital sterilization initiative, we have developed an ozone-destruct unit which is used following sterilization of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including sterilization followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.  While full room-scale testing only began in January 2010, preliminary results have demonstrated greater than 6 log (99.9999%) reductions are obtainable with the room cleared and then returned to service in under two hours.  To date, the results have demonstrated that the system meets our design criteria.

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

During September 2010, we filed an additional international patent application covering recent developments in our variant of AsepticSure™, designed for government use in bio-terrorism countermeasures.  The application, filed under the Patent Co-operation Treaty, extends coverage to over 120 countries, including all major industrialized countries for this government variant.  An additional U.S. provisional patent application was filed covering the use of AsepticSure™ in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Also during September 2010, an additional U.S. provisional patent application was filed covering the use of AsepticSure™ for disinfecting sports equipment and training facilities included those associated with professional, college and high school level teams.  We believe that recent investigations have revealed a broad range of bacteria at high concentration actually residing within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold.   We believe that these recent filings offer a significant enhancement of our intellectual property protection for these specific applications.

During late September 2010, we filed a fourth U.S. provisional patent application involving “Advanced Oxidative Sterilization Processes.”  In conjunction with this filing, we are now exploring a new development in the field of oxidative chemistry which we believe will have a significant impact on our future technology and the ease with which we can effectively decontaminate hospitals, chronic care facilities, veterinary facilities, hotels, cruise ships, sports facilities and the equipment thereon.  We believe that our research to date demonstrates that the combination of modest levels of ozone and low concentrations of peroxide, properly delivered at the right temperature and humidity, will reliably eliminate bacteria loads of at least 6 logs (sterilization standard) on a broad range of surface materials.  Research is now underway at our laboratories on a parallel track with our hospital beta-testing program to evaluate the merits of a multifactorial decontamination system which appears to further increase the potency of our AsepticSure™ technology, while dramatically reducing the exposure time, both of which are believed to have significant implications for certain applications.

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

We follow the accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the quarters ended September 30, 2010 and 2009.

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

Three Months Ended September 30, 2010 and 2009

There were no sales during the quarters ended September 30, 2010 or 2009. For the three months ended September 30, 2010, we had a net loss of $1,681,826, compared with a net loss for the three months ended September 30, 2009 of $472,994.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.  The reason for the significant increase in the net loss for the three months ended September 30, 2010 over the prior year is the result of certain issuances of restricted common stock and common stock options as discussed in the following paragraph.

During the three months ended September 30, 2010, we incurred an additional expense of $840,000 as a result of the issuance of a total of 4,000,000 shares of common stock to certain directors and officers for board service and performance bonuses.  An additional expense of $203,022 was incurred during the three months ended September 30, 2010 as a result of the valuation of 1,000,000 common stock options granted to a board member in lieu of the share issuance described in the preceding sentence.   We also incurred an additional expense of $270,000 for the three months ended September 30, 2010 as a result of the issuance of 1,000,000 shares of common stock to a consultant as bonus compensation for extending his consulting agreement through September 1, 2011.

For the three months ended September 30, 2010 and 2009, we incurred $485,011 and $165,237 in research and development costs as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $4,015,823 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the quarter ended September 30, 2010, were $1,187,936 compared to $301,149 during the same period in 2009. The majority of these costs include payroll and consulting fees, professional fees, director fees, and performance bonuses, as previously discussed.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $285,302 and $283,211 at September 30, 2010 and December 31, 2009, respectively.  Interest expense on these obligations during the three months ended September 30, 2010 and 2009 was $5,995 and $5,990, respectively.

Nine Months Ended September 30, 2010 and 2009

There were no sales during the nine months ended September 30, 2010 or 2009. For the nine months ended September 30, 2010, we had a net loss of $2,379,787, compared with a net loss for the nine months ended September 30, 2009 of $986,389.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.  The reason for the significant increase in the net loss for the nine months ended September 30, 2010 over the prior year is the result of certain issuances of restricted common stock and common stock options as previously discussed.

For the nine months ended September 30, 2010 and 2009, we incurred $776,034 and $305,883 in research and development costs as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $4,015,823 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

General and administrative expenses in the nine months ended September 30, 2010, were $1,580,634 compared to $617,377 during the same period in 2009. The majority of these costs include payroll and consulting fees, professional fees, director fees, and performance bonuses, as previously discussed.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Principal amounts owed on notes payable totaled $285,302 and $283,211 at September 30, 2010 and December 31, 2009, respectively.  Interest expense on these obligations during the nine months ended September 30, 2010 and 2009 was $17,867 and $17,818, respectively.

The Company also recorded debt forgiveness of $61,614 from a professional service firm during the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, our working capital deficiency was $2,704,758, compared to a working capital deficiency of $3,072,253 at December 31, 2009.  The stockholders’ deficit at September 30, 2010 was $2,763,529 compared to $3,273,502 at December 31, 2009.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  Our only source of financing to date has been the periodic sale of common stock. During the nine months ended September 30, 2010, we generated cash of $1,188,400 (net of stock offering costs paid in cash of $10,000) through common stock sales at prices ranging from $0.12 to $0.25 per share.  However, we will need to raise additional capital during early 2011 in order to continue our research and development activities and to sustain operations.  We believe that we will be able to raise these additional needed funds from some of the same investors who have purchased shares over the past several years, although there is no assurance that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund our projects on a monthly basis, as needed.

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

Critical Accounting Policies and Estimates

This Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. These estimates are based on historical experience and other assumptions that management considers to be appropriate in the circumstances. However, actual future results may vary from these estimates, since by their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, warranty obligations, product liability, revenue, and income taxes.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

There were no material developments during the quarter ended September 30, 2010 relative to the legal matters previously disclosed by the Company in reports on Form 10-K or Form 10-Q filed with the Securities and Exchange Commission.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

Nine Months Ended September 30, 2010

In January and February, 2010, we issued an aggregate of 500,000 shares of common stock for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to four accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  In April, May and June 2010, we issued an additional 3,622,777 shares of common stock for cash proceeds totaling $441,400, at prices ranging from

$0.12 to $0.18 per share.  We also paid stock offering costs to an investment firm of $10,000 who assisted us in raising these funds.  These shares were issued in private transactions to a total of thirteen accredited investors not otherwise affiliated with the Company.  In July and August 2010, we issued an additional 5,266,666 shares of common stock for cash proceeds totaling $632,000, at $0.12 per share.  These shares were issued in private transactions to a total of twenty-one accredited investors not otherwise affiliated with the Company.  All of these proceeds received were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.  These sales were made without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

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

On July 8, 2010, we issued 135,000 restricted shares of common stock to an investor relations company pursuant to a one-year agreement through July 15, 2011.  The shares were valued at $25,650, or $0.19 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of shares.  The shares vest in equal increments and the expense is being recorded over the period of the agreement.

On July 21, 2010, we issued a total of 4,000,000 shares of restricted common stock to certain directors and officers for board service and performance bonuses.  These shares were valued at a total of $840,000, or $0.21 per share, which represented the market value of the shares on the date that the dis-interested members of the Board of Directors authorized the issuance of shares.

On August 26, 2010, we issued a total of 225,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $60,750, or $0.27 per share, which represented the market value of the shares on the date that our Board of Directors authorized the issuance of the shares.  The first agreement was for the period of July 15, 2010 through March 31, 2011.  The second agreement was for the period of August 26, 2010 through August 26, 2011.  For both agreements, the shares vest in equal increments and the consulting expense is recognized over the period of the contracts.

Also on August 26, 2010, we issued 118,839 restricted shares of common stock in lieu of outstanding consulting fees totaling $32,087, or $0.27 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.  An additional 1,000,000 restricted shares of common stock were approved and issued to this same consultant on September 1, 2010, as bonus compensation for extending his consulting agreement through September 1, 2011.  These shares were valued at $270,000, or $0.27 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.

These issuances of shares for services rendered were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

(Removed and Reserved)

None

Item 5.

Other Information

None

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

November 12, 2010