Form 10-K
period 2010-12-31
MEDIZONE INTERNATIONAL INC
filed 2011-02-10
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                   .

Commission file number: 333-171524

MEDIZONE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

                                  Nevada

                  87-0412648

State or other jurisdiction of incorporation or organization

(I.R.S. Employer Identification No.)

144 Buena Vista, P.O. Box 742, Stinson Beach, California

        94970

   (Address of principal executive offices)

     (Zip Code)

Registrant’s telephone number, including area code (415) 868-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $42,045,726.

On February 10, 2011, the registrant had 259,362,171 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Note: Items 6 and 7A are not required for smaller reporting companies and therefore are not furnished.

***************

In this Annual Report on Form 10-K, “Medizone,” the “Company,” “we,” “us” and “our” refer to Medizone International, Inc. and its subsidiaries, taken as a whole, unless the context otherwise requires.

***************

This Annual Report on Form 10-K contains references to trade names, label design, trademarks and registered marks of Medizone International, Inc. and its subsidiaries and other companies, as indicated.  Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by ® or ™ are registered trademarks or trademarks, respectively, of Medizone International, Inc. or its subsidiaries.  All other trademarks are the properties of their respective owners.

***************

Except for historical facts, the statements in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements are merely our current predictions of future events.  These statements are inherently uncertain, and actual events could differ materially from our predictions.  Important factors that could cause actual events to vary from our predictions include those discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”  We assume no obligation to update our forward-looking statements to reflect new information or developments.  We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission (“SEC”).  You can read these documents at www.sec.gov.

PART I

Item 1.  Business

General

Prior to 2008 we were dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and our process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of our products, including a drug production and delivery system; and, (iii) applying our novel technology to the problem of nosocomial infections world-wide.

Ozone is a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Although Ozone does react with organic matter it leaves no residue in water or on the treated product.  Ozone also does not form any toxic byproducts and when used in water which means that no change in color or flavor results from ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing, equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

Research and Development Activity

Early in 2008, we began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.

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

By way of explanation, “Log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning.  For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one.1

This change in focus was based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community.  We identified an opportunity to build on our experience with ozone technologies and its bio-oxidative qualities in pursuing this initiative and shifted our near term efforts towards one of our founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing biological fluids (blood, serum, and plasma and plasma fractionates) as well as biologically contaminated equipment and spaces.

We expect our unique ozone generating technologies will play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as "the silent epidemic" (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (Methicillin-resistant Staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, “the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995.

1  Explanation of Log Reductions:

-

1 log reduction means the number of germs is 10 times smaller

-

2 log reduction means the number of germs is 100 times smaller

-

3 log reduction means the number of germs is 1000 times smaller

-

4 log reduction means the number of germs is 10,000 times smaller

-

5 log reduction means the number of germs is 100,000 times smaller

-

6 log reduction means the number of germs is 1,000,000 times smaller

-

7 log reduction means the number of germs is 10,000,000 times smaller

In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths.  The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.”  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report, 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States.  We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections now exceed 100,000 per year.

In response to this situation, we are developing a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic, its development pathway is not subject to a stringent and expensive regulatory review process.  We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence.  A government variant of AsepticSure™ is being developed for bio-terrorism countermeasures.

To aid in this project, in 2008, we entered into a five-year agreement with BiOzone Corporation (“BiOzone”) to jointly develop equipment for specialized laboratory trials, a prototype AsepticSure™ system for hospital beta-testing and ozone destruct technology.  The agreement also covers initial exclusive product manufacturing by BiOzone on our behalf. Under this agreement, we also retain the right to outsource additional manufacturing capacity.

During May 2009, we commenced the first of a series of trials designed to confirm that our AsepticSure™ Hospital Sterilization System can rapidly eliminate hospital-based bacterial pathogens known to be responsible for the growing number of deaths and serious infections currently plaguing the healthcare system worldwide.  We engaged an internationally recognized expert in medical microbiology and hospital infections to lead these trials.

We commenced a second series of laboratory trials in early June 2009, after the first series produced results that our researchers deemed to have demonstrated significant bactericidal effects against C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and Vanocomycin-resistant Enterococci (“VRE”), the main causative agents of hospital derived nosocomial infections. This second series of laboratory trials resulted in what are estimated to be levels of bactericidal action necessary to achieve our commercial objectives.

In October 2009, we began a third series of laboratory trials to establish the precise protocols necessary to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns. This third series of laboratory trials was completed during January 2010 and demonstrated predictably greater than 6 logs (99.9999%) of bacterial “kill” across the full spectrum of hospital contaminants including MRSA, C difficile, E coli, Pseudomonas aeruginosa and VRE in addition to the internationally accepted surrogate for anthrax, Bacillus subtilis.  Our research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means.  We expect that this development will significantly expand the utility and acceptance or our AsepticSure™ technology.

In connection with our trials described above, we also designed and produced a development prototype which has demonstrated that it can reach both the charge time and saturation requirements of its design criteria.  In January 2010, we started mock-up trials for both public (hospital) and government (bio-terrorism countermeasures) applications of our system. Results obtained during early February 2010 demonstrated that every full-scale test run completed in our hospital room mock-up facility had resulted in the total elimination of all bacteria present in the room. Additional testing was designed to confirm in a more realistic hospital setting these laboratory findings indicating extremely high antibacterial efficacy for our novel technology (6-7.2 log reductions) against the primary causative agents of hospital acquired infections (HAIs), sometimes referred to as “Super Bugs.”  We completed multiple runs with very high concentrations of MRSA, VRE and E. coli samples that were distributed throughout the test room.  In every instance, the AsepticSure™ system produced greater than 6 log (99.9999%) reductions, which by definition, is sterilization.  We have now systematically collected empirically verifiable scientific data on all of the remaining causative agents of HAIs.  We have also disinfected Bacillus subtilis, the recognized surrogate for anthrax in full-sized room settings to a sterilization standard of >6 log, which we interpret as a positive indicator that AsepticSure™ could play a vital role in the government arena of bio-terrorism countermeasures.

We started hospital beta-testing of a prototype system utilizing the original technology during the summer of 2010, with the initial phases successfully completed during early October 2010.  The first round of in-hospital beta-testing for this AsepticSure™ hospital sterilization system was completed on October 9, 2010, at a Hotel Dieu hospital in Kingston, Ontario, Canada.  The targeted hospital space was artificially contaminated with high concentrations of MRSA and C. difficile, using both regulatory compliant stainless steel discs and carpet samples typically found in many health care facilities. One hundred percent of the MRSA and C. difficile was eliminated from the discs (7.1 logs for MRSA and 6.2 logs for C difficile).  The pathogens were also completely eliminated from all contaminated carpet samples, something we believe to be unachievable with any other technology. Testing further indicated that beyond the test samples artificially introduced, all pre-occurring pathogens present before testing were also eliminated on all surfaces by the AsepticSure™ hospital sterilization system.

Additional in-hospital beta testing is anticipated to continue in 2011.  Our goal is to demonstrate an actual and significant reduction in the rate of re-infection for hospital acquired infections by institutions utilizing our system. We expect to conduct the majority of the remaining hospital beta testing using production equipment.

In addition to the hospital sterilization initiative, we have developed an ozone-destruct unit which is used following disinfection of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including disinfection followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

In addition, work completed by the Company at Queen’s University demonstrated that the AsepticSure™ system can reliably eliminate in excess of 7 logs (99.99999%) reductions of Listeria monocytogenes and Salmonella typhium with 30-minute exposure to our unique and patented gas mixture, which provides an additional application of the AsepticSure™ technology, beyond that of hospital acquired infections.

We anticipate that in the future we will enter into one or more relationships with larger established companies that are already fully embedded in our sector of business as suppliers, such as medical device manufacturers or service companies, for distribution and support. We have not entered into any agreements at this time and it is too early to predict whether these relationships might be in the form of licensing agreements, partnerships, technology transfers or the sale or combination of the Company.

Additionally, we possibly may partner with several such companies, perhaps covering different geographical markets such as North America, Asia, and Europe.  The same may prove to be true for the outsourcing of additional manufacturing capacity, as required. By developing relationships with multiple corporate partners, management believes that we will be able to better maintain control over our products and obtain more competitive returns.  We have held preliminary talks with potential corporate partners in the hospital sector, but have not committed to any corporate relationship at the present time.  At this time, we intend to maintain sales of the government variant of AsepticSure™ in-house, as we have full-time staff and consultants that are very experienced in dealing with government affairs and government contracts.

Recent Developments

In December 2010, we reached an agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions of our AsepticSure™ disinfection systems.  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011.  In addition, BiOzone, mentioned above, will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on our behalf under the Services Agreement will be our sole and exclusive property.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.

Canadian Foundation for Global Health – Consolidated Variable Interest Entity

In 2005, we assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with us for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

The CFGH may not contract for research or other services on our behalf without our prior approval.  In addition, our understanding with the CFGH provides that all intellectual property, including but not limited to, scientific results, patents and trademarks that are derived from work done on our behalf or at our request by CFGH or parties contracted by CFGH with our prior approval will be our sole and exclusive property.

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  Dr. Michael E. Shannon M.A., M.Sc., M.D. is President of CFGH and maintains offices at CFGH. Dr. Shannon is also a member of our Board of Directors and is our Director of Medical Affairs.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of CFGH and serves as the Secretary-Treasurer for that organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our Chief Executive Officer and Chairman), Daniel D. Hoyt (one of our directors), Dr. Jill C. Marshall, NMD, (Mr. Marshall’s wife and a former corporate officer of the Company), and Dr. Ron St. John.

We follow the accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and operations of CFGH are being consolidated with our financial results and in our consolidated financial statements included in this Annual Report.

Government Regulation

The U.S. Environmental Protection Agency (“EPA”) allows use of ozone with no reporting or record keeping. The U.S. Food and Drug Administration (“FDA”) approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The U.S. Department of Agriculture (“USDA”) approved ozone as organic under the USDA Organic Rule in 2000.

Ozone can damage the lungs if it is inhaled.  Inhaling ozone may cause respiratory problems in healthy individuals and may worsen chronic respiratory diseases.  Because of these risks, it is important to follow proper procedures when using ozone technology.  Along with technology development and scientific testing of our sterilization system, we are developing protocols for room sealing during the treatment period, followed by ozone-destruct to habitable standards prior to re-entry and returning the space to service.  We utilize appropriate detection equipment and have taken countermeasures in design and in the test lab environment to reduce the risk of exposure to these substances in levels that would be harmful to personnel employing the technology.  The correct use of our equipment should not expose a human to any toxic gas levels that are not within EPA standards.

We have established a regulatory consulting team to determine the application of government regulation on our technology and its use on a region by region basis with the objective of achieving global approvals for the implementation of our systems.  In connection with our assessment of applicable regulations we have determined that our ozone-based technology will be assessed by the EPA.  In certain applications, it may be considered a pesticide used for decontamination (as would be the case in anti-terrorism applications).  In that event, submission of safety and effectiveness data may be required. The precedent technology is vaporized hydrogen peroxide.  The EPA may be most interested in bactericidal and sporicidal activity and ozone destruction and residual ozone levels.  According to our data, residual ozone levels achieved are a safe level of <0.02 ppm.  As a result, we do not anticipate any EPA-related regulatory issues.

In addition, our ozone-based technology should be considered a Class I medical device by the FDA (Code LRJ, Class I Disinfectant, Medical Devices; covered under 880.6890 General Purpose Disinfectants). This is the lowest and safest medical device class. According to FDA 21 CFR Parts 862-892, the technology is exempted from pre-market authorization, so FDA approval need only be sought when the technology is mature, validated and market-ready. The standard FDA Class I device marketing application will apply.  As a result, we do not anticipate any FDA-related regulatory issues.

The manufacturing and marketing of our AsepticSure™ system is subject to the standards of Good Manufacturing Practices. We do not anticipate any difficulty or unreasonable expense in meeting these standards.

For the foreseeable future, we have suspended our efforts to seek FDA approval of our precise mixture of ozone and oxygen (the “Drug”), which previously was part of our principal focus and business plans.  In the future, should we obtain substantial additional funding or generate revenues sufficient to support a return to our viral disease treatment program, and should we choose to do so, we may resume the testing, manufacturing and marketing of the Drug and related drug delivery technology, as well as our related research and development activities, all of which are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries.  At this time, because we believe that complying with these regulations would involve a considerable amount of time, expense and uncertainty, we intend to direct our development efforts to the launch of the AsepticSure™ system.  We project that the AsepticSure™ system, because it does not fall under the FDA description of a drug or treatment, will provide a much more cost-effective path for us to generate revenues in a reasonable period of time and at greatly reduced cost when compared to the development of a drug, advanced level medical device or treatment protocol. The AsepticSure™ System does meet the FDA criteria as a Class 1 medical device however, the regulatory approval requirements at this level are minimal and not expected to delay introduction of the device into the North American market.

Patents and Trademarks

We have filed an application for registration of the mark AsepticSure™ as a trademark for the system with the U.S. Patent and Trademark Office. The mark is used to describe a portable decontamination and sterilization system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE.

On July 6, 2009, we filed U.S. patent application (US 61/223,219) titled “Healthcare Facility Disinfecting System” for the AsepticSure™ technology.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

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

This second patent filing (U.S. patent application US 61/295,851) was filed to protect improvements in our basic procedure and protocol achieved by combining it with another procedure, resulting in a significant increase in disinfecting capabilities demonstrated during the third round of laboratory trials against a wide variety of bacteria and on a range of different surfaces commonly found in healthcare and other essential facilities.  Both patent applications currently afford international protection for this technology, and can be expanded into full international patent applications, in countries of our choice.

On July 7, 2010, we filed an international patent application (PCT/CA 2010/000998) under the auspices of the Patent Co-operation Treaty (“PCT”) to secure international patent protection for our AsepticSure™ technology.  The international patent application consolidates the two previously filed patent applications described above and expands the technical evidence, both laboratory scale and practical scale, supporting the effectiveness of the technology in clearing healthcare and other critical infrastructure of bacterial infections such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE down to complete sterilization standards. After the international patent application has been searched and examined by the International Patent Office authorities, we can register it in any or all countries of the world that have ratified the PCT (over 120 countries, which include all major industrialized countries except Taiwan), and secure grant of patents on the application in countries of our choice.

During September 2010, we filed an additional international patent application (PCT/CA2010/001364) covering recent developments in our variant of AsepticSure™, designed for government use in bio-terrorism countermeasures.

An additional U.S. provisional patent application (US 61/380.758) was filed covering the use of AsepticSure™ in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Also during September 2010, we a U.S. provisional patent application (US 61/380.825) covering the use of AsepticSure™ for disinfecting sports equipment and training facilities included those associated with professional, college and high school level teams.  Recent investigations indicate a broad range of bacteria at high concentration actually resides within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold.  We believe that these recent filings will provide significant enhancement of our intellectual property protection for these specific applications.

During September 2010, we filed U.S. provisional patent application (US 61/380.763) “Combating Insect Infestations.”  Additional research is needed to prove the effectiveness of the AsepticSure™ technology with this application.  We believe we have identified a suitable research partner with the required facilities for research involving the application of our technology to bed bugs. We anticipate pursuing this research during the second quarter of 2011.

During late September 2010, we filed a fourth U.S. provisional patent application (61/384495) involving “Advanced Oxidative Sterilization Processes.”  In conjunction with this filing, we are now exploring a new development in the field of oxidative chemistry which we estimate will have a significant impact on our future technology and the ease with which we can effectively decontaminate hospitals, chronic care facilities, veterinary facilities, hotels, cruise ships, sports facilities and the equipment thereon.  Our research to date demonstrates that the combination of modest levels of ozone and low concentrations of peroxide, properly delivered at the right temperature and humidity, will reliably eliminate bacteria loads of at least 6 logs (sterilization standard) on a broad range of surface materials. Research is now underway at our laboratories on a parallel track with our hospital beta-testing program to evaluate the merits of a multifactorial decontamination system which appears to further increase the potency of our AsepticSure™ technology, while dramatically reducing the exposure time, both of which are believed to have significant implications for certain applications.

In addition to the patents filed in connection with our AscepticSure system, in prior years we filed patent applications related to our original ozone technologies, as follows:

•

U.S. equipment patent (U.S. Patent No. 5,052,382) entitled “Apparatus for the Controlled Generation and Administration of Ozone” (“Patent No. 1”);

•

U.S. patent (U.S. Patent No. 6073627) entitled “External Application of Ozone/Oxygen For Pathogenic Conditions, a process patent for the treatment of external afflictions.”  This patent also describes equipment evolutions and treatment envelope design for external medical applications (“Patent No. 2”);

•

U.S. Provisional Patent Application serial no. 10/002943, for “Method and Apparatus for Ozone Decontamination of Biological Liquids.”  This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination; and

•

Process U.S. patent (U.S. Patent No. 4,632,980) entitled “Ozone Decontamination of Blood and Blood Products,” covering a procedure for ozone decontamination of blood and blood products through the treatment of blood and blood components.  This patent expired in February 2003.  Many of the claims and primary aspects of the technology covered by this patent are assumed by or incorporated in Patent Nos. 1 and 2 described above.

International Activities

Medizone Canada Limited

We own all of the issued and outstanding stock of MCL Medizone Canada, Ltd., a Canadian corporation (“MedCan”). MedCan was a participant in the Canadian Blood Forces Program’s SIV Study, but is not currently engaged in any business activity.

Medizone New Zealand Limited

On June 22, 1995, we entered into a series of contracts which resulted in the formation of a joint venture subsidiary incorporated in New Zealand, Medizone New Zealand Limited (MNZ).  Prior to the termination of this joint venture on December 14, 2009 as described below, MNZ was a privately held corporation equally owned by us and Solwin Investments Limited (Solwin), a New Zealand corporation, and was a development stage company whose objective was to obtain regulatory approval for the distribution of our patented technology in New Zealand, Australia, South East Asia and the South Pacific Islands.  The principal of MNZ was Richard G. Solomon, who is also a member of our Board of Directors.

Originally, we had purchased 100% of MNZ from Mr. Solomon, a New Zealand citizen, who became a director of Medizone in January 1996 and who had caused the formation of MNZ on June 22, 1995.  Contemporaneously with this transaction, we sold 50% of MNZ to Solwin, a corporation owned by Mr. Solomon, for $150,000, of which we thereupon loaned $50,000 to MNZ, repayable on demand.

We also entered into a Licensing Agreement with MNZ (the “MNZ Licensing Agreement”) and a Managing Agent Agreement (the “Managing Agent Agreement”).

Pursuant to entering into the MNZ Licensing Agreement, we granted an exclusive license to MNZ for its process and equipment patents and trademark in New Zealand.  MNZ had agreed to apply for corresponding patent protection for the patents in New Zealand and to use its best effort to exploit the rights granted in the agreement. The MNZ License Agreement was to terminate on the date of the expiration of the last to expire of any patent obtained in New Zealand, or, if no such patents were obtained, on June 22, 2010.

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

Effective December 14, 2009, in an effort to unwind the joint venture and reconvey to us all global marketing rights of our intellectual property, we entered into a Termination Agreement (the Termination Agreement) pursuant to which we issued a total of 312,500 shares of common stock (valued at $0.40 per share, an approximate 4.0% increase over the market value of the shares on the date the agreement was entered into) to Solwin as consideration for the early termination of the MNZ Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ. Also as part of the Termination Agreement, we assigned to Solwin our ownership rights and shares in MNZ.  For the year ended December 31, 2009, we recorded a loss of $125,000, as we were unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.  As part of the Termination Agreement, Solwin will not use the name “Medizone New Zealand Limited” moving forward.

Competition

The market for hospital disinfection in which we intend to do business is extremely competitive. We are aware of one company, for example, that has commenced research into the use of ozone as a sterilization product for the food industry that might eventually compete with us in the sterilization market for hospitals and other medical infrastructure. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone for this application of which we are not aware.  Unless patent protection is obtainable, we should expect significant competition once we have proven the science. There is no assurance that patents will issue under our applications.

Employees

As of December 31, 2010, we had four full-time employees and a number of outside consultants and experts engaged in product development, government relations and science.

Item 1A.  Risk Factors

Our intended markets involve a competitive business environment that is influenced by conditions some of which are controllable and others which are beyond our control.  These conditions include, but are not limited to, the regional economy and the political and regulatory environment.  The following summarizes important risks and uncertainties that may materially affect our business in the future.

Risks Related to Our Business

We have a history of losses.  We have incurred significant losses since inception, which resulted in an accumulated deficit of $24,801,081 at December 31, 2010.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We are a development stage company with significant accumulated deficits, and we can expect losses to continue for the foreseeable future.  We have not generated any revenues from operations. No assurance can be given that our business activities will ever generate revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our current operating expenses. We will require additional financing in the future to cover our future operating costs.  If we are unable to obtain additional financing, we may be required to take out bankruptcy or liquidate the Company.  We have financed our operations since inception by the sale of common stock in small private placements to accredited investors.  There is no assurance we will successfully accomplish our objectives or that additional financing will be obtained.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  Our strategy for financing operations includes the sale of our common stock.  The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our stockholders and may adversely affect the trading prices of our common stock. We have funded development and operation activities to date primarily from the sale of our common stock.  We will require substantial additional capital to meet our obligations, as previously described. The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will be through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents.  Our success will depend, in large part, on our ability to obtain and enforce patents, maintain our trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Our license rights depend in part upon the breadth and scope of protection provided by the patents and the validity of the patents. Any failure to maintain the issued patents could adversely affect our business. We intend to file additional patent applications (both U.S. and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.

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

Our testing and business activities may involve the use of hazardous substances.  Our research and development activities, and the application of our technology, may involve the controlled use of materials or substances that may, if used or employed improperly, prove hazardous to the respiratory system.  Although we have designed our system to employ such potentially hazardous or toxic materials and substances that minimizes their adverse effects, there is a potential risk to those working with and around the substances if they fail to follow the measures we have adopted for their proper use. The injury or illness resulting from the use of our system may subject us to legal claims and possible liability.

We may face significant competition, including competition from larger and better funded enterprises.  We expect to face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the sterilization and decontamination industries. We may not be successful in our efforts to compete with these companies.  There can be no assurance that our technology will have advantages over those of competitors which will be significant enough to cause users to use it. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase.

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

We may become subject to expensive liability claims and litigation. Our proposed business may subject us to the potential for product liability claims. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us.  The testing, marketing and sale of medical or clinical products and other products using our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products. That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have limited clinical trial insurance and no product liability insurance coverage.  We anticipate obtaining and maintaining appropriate insurance coverage as products become ready to be commercialized. There can be no assurance we will be able to obtain this insurance or, if we can obtain insurance, that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against potential liability.  The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.

We have only a limited staff.  If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff.  While thus far the Company has been able to engage and maintain qualified staff, there is no assurance that we will succeed in retaining the personnel needed to meet our needs.  Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.  We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that our academic collaborators will not become our employees. As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities.  Our academic collaborators may have relationships with other commercial entities, some of which could compete with us.

We do not own manufacturing capability.  We currently must rely on third parties to manufacture the devices required for our sterilization system.  This arrangement results in a certain loss of control over the manufacturing process and may result in problems relating to quality control and warranty issues.  Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing its sterilization technology, including any products to be used in any required clinical or other tests. We initially intend to develop relationships with other companies to manufacture those components and/or products, as we have already done, and we will act as specification developer and final assembly manufacturer for selected products only. The products currently being developed by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations.  Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.

Market Risks

There is only a volatile limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board.  During the year ended December 31, 2010, the common stock traded on the OTC Bulletin Board from a high closing price of $0.38 to a low of $0.10 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our common stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

We have never paid dividends, and there can be no assurance that we will pay dividends in the future. We have never declared any cash dividends on our common stock; however, our Board of Directors has determined that if we were to become profitable in the future, a dividend may be declared from earnings legally available for such a distribution.  There is no assurance that we will become profitable or that we will have distributable income in the foreseeable future.  As a result, until such time, if ever, that dividends are declared with respect to our common stock, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable.

We have entered into a Stock Purchase Agreement providing us with a private equity line under which the purchaser will pay less than the then-prevailing market price for our common stock.  We have entered into an agreement (the “Stock Purchase Agreement”) with an investor, Mammoth Corporation (“Mammoth”), pursuant to which Mammoth will, if we require it, purchase shares of our common stock at a 25 percent discount to the lowest closing bid price of the common stock on any trading day during the five consecutive trading days immediately preceding the date of our notice to Mammoth of our election to put shares pursuant to the Stock Purchase Agreement.  Mammoth has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Mammoth sells the shares, the price of our common stock could decrease. If our stock price decreases, Mammoth may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

The ownership interest of our stockholders may be diluted and the value of our common stock may decline by exercising our right to require Mammoth to purchase shares pursuant to our Stock Purchase Agreement.  Effective November 17, 2010, we entered into a $10,000,000 Stock Purchase Agreement with Mammoth. Pursuant to the Stock Purchase Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Mammoth at a price equal to 75 percent of the lowest closing bid price of our common stock on any trading day during the five consecutive trading day period immediately preceding the date our notice is delivered to Mammoth.  Because the purchase price to be paid by Mammoth is lower than the prevailing market price of our common stock, to the extent that we exercise our put right, your ownership interest may be diluted.

There can be no guarantee that the proceeds available to us under the Stock Purchase Agreement will be sufficient for us to achieve profitable operations or to pay our current liabilities, which could have a material adverse impact on our ability to continue operations.  There is no assurance that the funds which are available to us under the Stock Purchase Agreement will be sufficient to allow us to continue our marketing and sales efforts to the point we achieve profitable operations.

Holders of our common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the Stock Purchase Agreement.  The following table describes the number of shares of common stock that would be issuable, assuming that the full amount available under the Stock Purchase Agreement as of December 31, 2010, namely $10,000,000 had been put to Mammoth (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Purchase Price Under Stock Purchase Agreement	Shares issuable upon Draw Downs aggregating $10,000,000
$0.05	200,000,000
$0.10	100,000,000
$0.15	66,666,667
$0.20	50,000,000
$0.25	40,000,000

Given the formulas for calculating the shares to be issued in connection with puts under the Stock Purchase Agreement, there effectively is no limitation on the number of shares of common stock which may be issued in connection with a Draw Down Notice under the Stock Purchase Agreement, except for the number of shares registered under the registration statement filed by the Company covering the resale of shares issued in connection with the Stock Purchase Agreement.  As such, stockholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares under the Stock Purchase Agreement.

For example, if the Company were to draw down an aggregate of $5,000,000 under the Stock Purchase Agreement, and the applicable purchase price paid to us by Mammoth were $0.15, the number of shares issuable to Mammoth would be approximately 33,333,333 shares.  As of December 31, 2010, we had 259,362,171 shares of common stock issued and outstanding.  An issuance of 33,333,333 shares would constitute an increase in the issued and outstanding common stock of approximately 13 percent.  By way of information, during 2010, our stock price has ranged from $0.38 to $0.10 per share.

If all of the 66,666,667 shares offered by Mammoth hereby were issued and outstanding as of December 31, 2010, such shares would represent approximately 21 percent of the total common stock outstanding or approximately 31 percent of the non-affiliate shares of common stock outstanding as of December 31, 2010.

Our issuances of shares in connection with the Stock Purchase Agreement likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by stockholders.  The issuance of common stock to Mammoth likely will result in substantial dilution to the equity interests of all holders of our common stock, except Mammoth.  Specifically, the issuance of a significant amount of additional common stock will result in a decrease of the relative voting control of the common stock issued and outstanding prior to the issuance of common stock in connection with draw downs made under the Stock Purchase Agreement.  Furthermore, public resales of common stock by Mammoth following the issuance of common stock in connection with draw downs under the Stock Purchase Agreement likely will depress the prevailing market price of the common stock.  Even prior to the time of actual conversions, exercises, and public resales, the market “overhang” resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our common stock.

Existing stockholders likely will experience decreases in market value of their common stock in relation to our issuances of shares in connection with draw downs made under the Stock Purchase Agreement. The formula for determining the number of shares of common stock to be issued in connection with the equity line under the Stock Purchase Agreement is based, in part, on the market price of the common stock and includes a discount from the market price equal to 75 percent of the lowest closing bid price of the common stock over the five consecutive day trading period prior to our making a draw down.  Sales to Mammoth at prices below the market price at the time of such sales could have a material adverse impact on the value of our common stock held by other investors.

There is an increased potential for short sales of the common stock due to the sales of shares sold to Mammoth in connection with the Stock Purchase Agreement, which could materially affect the market price of the stock.  Downward pressure on the market price of the common stock that likely will result from sales of the common stock by Mammoth issued under the Stock Purchase Agreement could encourage short sales of common stock by market participants other than Mammoth.  Generally, short selling means selling a security, contract or commodity not owned by the seller.  The seller is committed to eventually purchase the financial instrument previously sold.  Short sales are used to capitalize on an expected decline in the security's price.  As we put shares to Mammoth, which Mammoth purchases and may then sell into the market, such sales by Mammoth could have a tendency to depress the price of the stock, which could increase the potential for short sales.  Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which would, in turn, result in additional shares being issued in connection with draws on the Stock Purchase Agreement.

Certain restrictions on the extent of draw downs may have little, if any, effect on the adverse impact of our issuance of shares under the Stock Purchase Agreement, and as such, Mammoth may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.  We are prohibited from putting shares to Mammoth under the Stock Purchase Agreement if the sale of shares under such put would result in Mammoth’s holding more than 4.9 percent of the then-outstanding shares of common stock.  These restrictions, however, do not prevent Mammoth from selling shares of common stock received in connection with a Draw Down, and then receiving additional shares of common stock in connection with a subsequent Draw Down.  In this way, Mammoth could sell more than 4.9 percent of the outstanding common stock in a relatively short time frame while never holding more than 4.9 percent at one time.

Because the purchase price paid by Mammoth for the shares of issued under the Stock Purchase Agreement is based on the market price of our common stock, if the market price declines we may be unable to make Draw Downs under the Stock Purchase Agreement without registering additional shares, which would impose additional costs in connection with the Stock Purchase Agreement.  We have filed a registration statement with the SEC to register the shares of common stock that may be issued under the Stock Purchase Agreement.  If the market price of our common stock declines, the number of shares of common stock issuable in connection with the Stock Purchase Agreement will increase.  Accordingly, we may run out of shares registered under the registration statement to issue to Mammoth in connection with Draw Downs under the Stock Purchase Agreement.  In such an event, we would be required to, and would, file additional registration statements to cover the resale of additional shares issuable pursuant to the Stock Purchase Agreement.  The filing of the additional registration statements would impose additional costs in connection with the Stock Purchase Agreement.

Certain provisions of our articles of incorporation could discourage potential acquisition proposals or change in control.  Our Board of Directors, without further stockholder approval, may issue Preferred Stock that would contain provisions that could have the effect of delaying or preventing a change in control or which may prevent or frustrate any attempt by stockholders to replace or remove the current management. The issuance of shares of Preferred Stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Our common stock is subject to the "Penny Stock" rules of the SEC.  The trading market for our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.  In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.  Properties

Our principal executive offices are located at 144 Buena Vista, Stinson Beach, California. These offices are located in the home of our Chief Executive Officer, Edwin G. Marshall and are made available to us by Mr. Marshall without the payment of rent, given our status as a development stage entity and our lack of funding.  Effective July 1, 2009, we entered into a lease agreement and established our own certified laboratory located at Innovation Park, Queen’s University, Kingston, Ontario, Canada.  Our laboratory space was doubled in size during January 2010 in order to conduct full-size room testing (mock-trials).

We estimate that our current facilities are sufficient to meet our needs until we begin to have revenues from operations.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that may arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results. We are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Several years ago, a former consultant brought an action against the Company styled Rakas vs. Medizone International, Inc., in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and ordered that we post a bond of $25,000 to cover the settlement previously entered into by the parties. We have not posted this bond, and we have accrued the entire amount of the judgment, plus fees of $21,308.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board market under the symbol MZEI.OB.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2009	High	Low
First Quarter Ended March 31	$0.03	$0.01
Second Quarter Ended June 30	$0.15	$0.02
Third Quarter Ended September 30	$0.15	$0.07
Fourth Quarter Ended December 31	$0.42	$0.06

Fiscal Year 2010
First Quarter Ended March 31	$0.38	$0.10
Second Quarter Ended June 30	$0.33	$0.16
Third Quarter Ended September 30	$0.32	$0.18
Fourth Quarter Ended December 31	$0.32	$0.16

Holders

As of December 31, 2010, there were approximately 3,700 holders of record of the common stock and 259,362,171 shares of common stock outstanding.

Dividend Policy

As a development stage company, we have had only minimal revenues and we have never declared dividends or paid cash dividends on our common stock. In the future, if we become profitable, our Board of Directors has stated its intention to declare a dividend on our common stock from our surplus earnings.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 11219.

Issuer Purchases of Equity Securities

The Company did not purchase any of its securities during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

Year Ended December 31, 2009

In February and March, 2009, we issued an aggregate of 6,666,668 shares of common stock for cash proceeds totaling $200,000, or $0.03 per share.  The shares were issued in private transactions to two accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.  These sales were made without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

On various dates during the months of April, May and June, 2009, we sold 20,933,331 shares of common stock for cash proceeds received totaling $568,000, at prices ranging from $0.02 to $0.03 per share.  These shares were sold in private transactions to 21 accredited investors who are otherwise unrelated to the Company.  No agent or broker was used in connection with the offer or sale of these securities.  The proceeds from these sales were used to pay general administrative expenses and for research and development. These sales were made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

Also during the year ended December 31, 2009, we issued 1,953,497 shares of common stock to five different outside consultants, valued at $102,350 or prices ranging from $0.036 to $0.10 per share, the market value of the shares on the date that the shares were approved to be issued.  $81,139 of the $102,350 consulting expense was recognized during the year ended December 31, 2009, with the remaining $21,211 recorded as deferred consulting fees, and recognized during the year ended December 31, 2010.  These issuances of shares were made without registration under the Securities Act, as amended, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

During August 2009, we issued a total of 5,126,265 shares of common stock to two separate Company directors as the result of a cashless exercise of a total of 6,487,408 outstanding stock purchase warrants.  The warrants were exercisable at prices ranging from $0.02 to $0.05 per share, but included a cashless provision of exercise. Therefore, no cash proceeds were received us as a result of this stock issuance.  Each of these directors is an accredited investor for purposes of Section 4(2) and Regulation D under the Securities Act.  The shares issued were restricted shares and the certificates representing such shares were marked with an appropriate restrictive legend indicating that the transfer or sale of such securities was restricted in the absence of registration or an exemption from registration available to the sellers under the Securities Act.

We issued 6,191,066 shares of common stock for cash proceeds received during October, November and December 2009 totaling $495,040, at prices ranging from $0.06 to $0.25 per share.  These shares were issued in private transactions to 20 accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.  The proceeds were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system. These sales were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

Effective October 13, 2009, our Board of Directors approved the issuance of a total of 453,569 shares of common stock to be issued to two separate consultants for medical research and website design services rendered valued at $29,483, or $0.065 per share, which represented the market value of the shares on the date that the shares were approved to be issued. These grants were made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act.

Effective November 30, 2009, our Board of Directors approved the issuance of a total of 50,000 shares of common stock to be issued to a patent attorney for legal services rendered valued at $14,750, or $0.295 per share, which represented the market value of the shares on the date that the shares were approved to be issued. This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act.

Effective December 15, 2009, the Company’s Board of Directors approved the issuance of a total of 88,408 shares of common stock to be issued to a consultant for medical research services rendered valued at $34,037, or $0.0385 per share, which represented the market value of the shares on the date that the shares were approved to be issued. This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act.

As previously discussed, effective December 14, 2009, our Board of Directors approved the issuance of a total of 312,500 restricted shares of common stock to Solwin pursuant to a Termination Agreement.  Solwin is controlled by Richard Solomon, a director and affiliate of the Company.  The shares were valued at $0.40 per share, which represented an approximate 4.0% premium over the market value of the shares on the date of the agreement.  The shares were issued as full consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, we assigned our ownership rights and shares in MNZ back to Solwin.  These issuances and sales of shares were made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Year Ended December 31, 2010

In January and February, 2010, we issued an aggregate of 500,000 shares of common stock for cash proceeds totaling $125,000, or $0.25 per share.  There were no underwriters involved.  These shares were issued in private transactions to a total of four accredited investors not otherwise affiliated with the Company without registration in reliance on exemptions from registration, including the exemption under Section 4(2) of the Securities Act.

In April, May and June 2010, we issued an additional 3,622,777 shares of common stock for cash proceeds totaling $441,400, at prices ranging from $0.12 to $0.18 per share.  We also paid stock offering costs to an investment firm of $10,000 who assisted us in raising these funds.  These shares were issued in private transactions to a total of 13 accredited investors not otherwise affiliated with the Company without registration in reliance on exemptions from registration, including the exemption under Section 4(2) of the Securities Act.

In July and August 2010, we issued an additional 5,266,666 shares of common stock for cash proceeds totaling $632,000, at $0.12 per share.  These shares were issued in private transactions to a total of 21 accredited investors not otherwise affiliated with the Company.  All of these proceeds received were used for general operating expenses and to pay for the development of the AsepticSure™ hospital sterilization system.  These sales were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

During February 2010, we issued a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $39,730, or $0.29 per share, which represented the market value of the shares on the date that our Board of Directors authorized the issuance of the shares.  Both consulting agreements were based on a five-month term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010.  These grants were made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2).

On March 29, 2010, we issued a total of 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.  The consulting agreement is for the period of April 1, 2010 through June 30, 2010.  This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2).

On April 9, 2010, we issued a total of 588,235 restricted shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising required capital, valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.  This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2).

On April 12, 2010, we issued 120,000 restricted shares of common stock in lieu of outstanding consulting fees totaling $22,800, or $0.19 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares. This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2).

On July 8, 2010, we issued 135,000 restricted shares of common stock to an investor relations company pursuant to a one-year agreement through July 15, 2011.  The shares were valued at $25,650, or $0.19 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of shares.  The shares vest in equal increments and the expense is being recorded over the period of the agreement. This grant was made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2).

On July 21, 2010, we issued a total of 4,000,000 shares of restricted common stock to certain directors and officers for board service and performance bonuses.  These shares were valued at a total of $840,000, or $0.21 per share, which represented the market value of the shares on the date that the disinterested members of the Board of Directors authorized the issuance of shares.

On August 26, 2010, we issued a total of 225,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at a total of $60,750, or $0.27 per share, which represented the market value of the shares on the date that our Board of Directors authorized the issuance of the shares.  The first agreement was for the period of July 15, 2010 through March 31, 2011.  The second agreement was for the period of August 26, 2010 through August 26, 2011. For both agreements, the shares vest in equal increments and the consulting expense is recognized over the period of the contracts.  These grants were made without registration under the Securities Act, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act.

Also on August 26, 2010, we issued 118,839 restricted shares of common stock in lieu of outstanding consulting fees totaling $32,086, or $0.27 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.  An additional 1,000,000 restricted shares of common stock were approved and issued to this same consultant on September 1, 2010, as bonus compensation for extending his consulting agreement through September 1, 2011.  These shares were valued at $270,000, or $0.27 per share, which represented the market value of the shares on the date that the Board of Directors authorized the issuance of the shares.

In October and December 2010, we issued an aggregate of 1,472,222 shares of common stock for cash proceeds totaling $185,000, at prices ranging from $0.12 to $0.18 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved. These sales and issuances of shares for services rendered were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors.

In November 2010, we issued 125,000 shares of common stock to an individual, as a performance bonus for research and development consulting services rendered as of the date of issuance, valued at $31,250, or $0.25 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The recognized this expense at the date of issuance and such shares had no vesting requirements. These issuances of shares for services rendered were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

 In December 2010, we issued 100,000 shares of common stock to an individual, as part of a web services and media representation consulting agreement, valued at a total cost of $18,000, or $0.18 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The consulting agreement is for the year of 2011, the shares vest in equal increments, and such expense will be recognized over the period of such agreement. These issuances of shares for services rendered were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We were incorporated in January 1986.  We are a development stage company primarily engaged in research into the medical uses of ozone.  Our current work is in the field of hospital sterilization, not human therapies.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

During the year ended December 31, 2010, we had a net loss of $2,756,126, compared with a net loss during the year ended December 31, 2009 of $1,474,715.  The primary reason for the significant increase in the net loss from the prior year is the result of certain issuances of restricted common stock and options issued to directors, officers, employees and consultants during the year, as discussed below.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of restricted common stock issuances and options granted by the Company.  In 2009, the Company recorded an additional expense of $105,393 as a result of the extension of certain common stock warrants outstanding.

General and administrative expenses in 2010 were $1,802,151 compared to $769,130 in 2009. The majority of these costs include payroll and consulting fees, professional fees, director fees, and performance bonuses.  The increase from the prior year was primarily the result of the Company’s Board of Directors issuing restricted common stock, for services performed, to its directors and certain employees valued at $840,000 in July 2010.  Also, the Company’s board approved issuance of restricted common stock and options to certain consultants, during 2010, for stock issuance costs, specific operational consulting services and performance bonuses totaling approximately $500,000.  Also, there were additional costs incurred for professional fees as the Company was working to complete the registration statement related to the Stock Purchase Agreement described above.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Research and development expenses in 2010 were $920,291 compared to $510,668 in 2009, as we continue to incur additional research and development costs, as a result of prototype development costs, consulting, and other research activities.  Also, the Board granted common stock options to a director in lieu of restricted common stock shares valued at $203,022.  Since inception through December 31, 2010, we have spent a total of $4,160,080 for research and development related to our ozone technology and related apparatus.  Research and development expenses include prototypes, consultant fees, interface development costs, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $283,266 and $283,211 at December 31, 2010 and 2009, respectively.  Interest expense on these obligations totaled $23,861 and $23,811 in 2010 and 2009, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

We also recorded debt forgiveness of $61,514 from a professional services firm during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, our working capital deficiency was $2,852,175, compared to $3,072,252 at December 31, 2009.  The stockholders’ deficit at December 31, 2010, was $2,956,790 compared to $3,273,502 at December 31, 2009.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  As discussed above, the Company entered into the Stock Purchase Agreement with Mammoth, in November 2010, and established the Equity Line.  We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our location sterilization technologies.  We believe that we will need approximately $3 million during the twelve months following the effective date for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement, the frequency and amounts of draws are within our control.  We are not obligated to make any draws, and we may draw any amount up to the full amount of the Equity Line, in our discretion.  We do not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement our business plan.

Also, during 2010, the Company has raised a total of $1,383,400 through the sale of 10,861,665 shares of common stock at prices ranging from $0.12 to $0.25 per share, which funds have been used to keep the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  In addition, if the Company were to need additional resources outside the Equity Line, we believe we would be able to raise additional funds from some of the same investors who have purchased shares in 2010 and 2009, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.

Our audited consolidated financial statements included in this Annual Report have been prepared on the assumption that the Company will continue as a going concern. Since inception, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern.  If we do not obtain additional financing in the near future, either through the Stock Purchase Agreement or otherwise, we may be required to curtail or discontinue operations or possibly to seek protection under the bankruptcy laws.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

The preparation of consolidated financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

We account for equity securities issued for services rendered at the fair value of the securities on the date of issuance.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements (“ASU 2010-06). ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this new standard had no impact on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity (deficit) or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and their footnotes are set forth beginning on page 35 of this Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of the principal executive and financial officers, or persons performing similar functions, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the fiscal year ended December 31, 2010. After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with GAAP and, accordingly, include amounts based on judgments and estimates made by management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:

•

a documented organizational structure and division of responsibility;

•

established policies and procedures to foster a strong ethical climate which is communicated throughout the Company;

•

regular reviews of our consolidated financial statements by qualified individuals; and

•

the careful selection, training and development of our employees and personnel.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2010, our system of internal control over financial reporting was effective.

Edwin G. Marshall

Chief Executive Officer

Thomas (Tommy) E. Auger

Chief Financial Officer

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2010.

Name	Age	Position
Edwin G. Marshall	68	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	68	Director
Daniel D. Hoyt	71	Director
Michael E. Shannon	62	Director, Director of Medical Affairs, President of CFGH
Thomas E. Auger	41	Chief Financial Officer

Following is a brief summary of the background and experience of each of our directors and executive officers:

Edwin G. Marshall became Chairman of the Board in June 1997, following a successful hostile proxy takeover. He was appointed Chief Executive Officer in April 1998.  Mr. Marshall attended the College of Marin, with a double major in business and fire science. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. He then pursued various business interests including ownership of a real estate brokerage firm and part-ownership of a number of other small businesses in other fields.  He has been a private investor in real estate, precious metals, and stocks since 1973.  Mr. Marshall serves both as our Chairman and as our Chief Executive Officer. The Board of Directors has determined that it is most efficient at this time while the Company continues in the development stage for Mr. Marshall to serve as both Chairman and Chief Executive Officer of the Company. The Board does not anticipate separating the two offices until such time as the operations of the Company justify increasing the additional expense and changing the governance structure of the Company.

Richard G. Solomon is a director.  Mr. Solomon has been one of our stockholders since 1992. He was a director in 1996 and 1997 and was reappointed to the Board of Directors in May 2000.  Mr. Solomon received a Bachelor of Commerce degree (University of Otago, NZ), and a Diploma of Business and Industrial Administration (University of Auckland).  He is an Associate Chartered Accountant. Mr. Solomon’s career has been in business and investment. For 20 years he developed and operated a private hospital operating company, Haven Care Hospitals Limited.  He was a long-standing board member and president of the New Zealand Hospitals Association and he was instrumental in the establishment of the New Zealand Council of Healthcare Standards, Inc., now known as Quality Health New Zealand. He has been retired from active business since 1996.

Daniel D. Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 25 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. From June 1996 until June 2010, Mr. Hoyt was the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.  He also serves on the Development Board of the Indiana University Simon Cancer Center (since January 2000) and on the Board of the St. Vincent Foundation in Indianapolis, Indiana.

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008, and assumed responsibility as Director of Medical Affairs. Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada. He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office, his assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3 based) research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for medical affairs. In October 2008, he was also appointed the President of the CFGH.

Thomas (Tommy) E. Auger joined us as our Chief Financial Officer in December 2010.  Since August 2010, Mr. Auger has been engaged as a consultant on accounting and financial operations for private companies and senior management through Advanced CFO Solutions, L.C., in Salt Lake City, Utah.  From August 2008 until August 2010, he was the Chief Financial Officer of Red Ledges Land Development, Inc., a private developer of recreational and vacation properties in Utah.  From September 2004 until August 2008, he was vice president of finance and administration for Talisker Corporation, a private company engaged in developing, owning and operating recreation properties and resorts in North America.  From 1994 until 2004, Mr. Auger was an accountant with the international accounting firms Deloitte and Touche (1994-1995), KPMG LLP (1995 to 1999 and 2002 to 2004) and Arthur Andersen (1999 to 2002).  Mr. Auger is a CPA licensed in Utah and Oklahoma and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants (“UACPA”).  He is a member of the UACPA Special Member Task Force, and also served as committee chair of the ProNet council for many years.  He received an MS in Accounting in 1994 and a BS in Accounting in May 1993 from Oklahoma City University.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met four times during the year ended December 31, 2009, and four times in 2010.  All directors participated in at least 80 percent of the meetings held by the Board.  The Board has no standing audit, compensation, nominating or other committees.

Code of Ethics

We have adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC. This document can be found on our website at http://www.medizoneint.com. The Code of Ethics applies to our named executive officers, as well as all employees. We have communicated the high level of ethical conduct expected from all of our employees, including our officers. We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

Board Leadership Structure

We have chosen to combine the positions of Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors. We are a development stage company and at this early stage it is more efficient to have the leadership of the Board of Directors combined with the principal executive officer of the Company.  Our primary activities at this stage of our development include obtaining financing and developing a plan for bringing our technology to market.  Given our limited resources, we believe these functions are most efficiently supervised by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business plan.

Board’s Role in Risk Oversight

Because we do not have an Audit Committee at this time as explained below, the full Board of Directors is responsible for the assessment and oversight of our financial risk exposures.  The Board of Directors plays an active role in our risk oversight and is responsible for overseeing the processes established to report and monitor systems that mitigate material risks applicable to our Company. These risks include financial, technological, competitive and operational risks.  The Board of Directors assesses the risks affecting or potentially affecting the business on an ongoing basis at its regular and special meetings.  The Board of Directors dedicates time at each of these meetings to review and consider these risks.  As we begin to bring our technology to market and our operations become more complex, we expect to increase the number of independent directors on our Board of Directors and to organize the committees described below to assist management in assessing and overseeing our management of risks affecting our business.

The Board of Directors and Committees

Currently, only Mr. Hoyt is an independent director as defined by the rules of any securities exchange or inter-dealer quotation system.  Our common stock is currently traded on the OTC Bulletin Board.  These markets do not impose definitions or standards relating to director independence or the makeup of committees with independent directors.  The Company does not have a “lead independent director.”  The Company is a development stage entity with minimal operations.

Audit Committee

As of the date of this Annual Report, we do not have a standing Audit Committee.  We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and GAAP.

Compensation Committee

As of the date of this Annual Report, we do not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors.  The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the date of this Annual Report, we do not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Item 11.  Executive Compensation

The following Summary Compensation Table shows compensation paid for each of the past two years to our Chief Executive Officer (our principal executive officer) and our executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year, December 31, 2010 (“Named Executive Officers”).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Edwin G. Marshall (1) (2) Chairman and Chief Executive Officer	2010 2009	$170,000 $170,000	$210,000 $ 0	$ 0 $ 0	$380,000 $170,000
Michael E. Shannon (3) Director of Medical Affairs	2010 2009	$234,633 $212,485	$ 0 $ 0	$ 203,022 $ 0	$437,655 $212,485
Tommy E. Auger (4)	2010	$ 3,000	$ 0	$ 0	$ 3,000

(1)

No other cash payments were made or accrued during the years indicated. Amount in column (d) represents compensation paid in the form of restricted shares of common stock for services performed by Mr. Marshall as a director of the Company (see “Director Compensation” following this section).  Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife) were $60,000 per year in 2010 and 2009.  Those payments are not included in the table.

(2)

Aggregate accrued and unpaid wages owed Mr. Marshall for prior periods at December 31, 2010, totaled $1,088,505. Aggregated accrued and unpaid wages and consulting fees owed to Dr. Jill Marshall for prior periods at December 31, 2010, totaled $441,583.

(3)

Dr. Shannon is President of the CFGH and the Medical Affairs Director of the Company.  His salary (column (c)) is paid by the CFGH in Canadian dollars. Base salary is $240,000 CND per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year. The average exchange rate for 2009 was 0.885355. The average exchange rate for 2010 was 0.977636. Column (e) represents compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”), valued using the Black-Scholes option pricing model. Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2009, which totaled $111,109 as of December 31, 2010.

(4)

Mr. Auger became our Chief Financial Officer on December 30, 2010.

We do not have any written employment agreements with any employee. Our Board of Directors does not have a compensation committee or audit committee. The Board determines matters concerning the compensation of executive officers. When resources allow, we anticipate that directors will be paid an annual fee and a fee for attendance at meetings of the Board and meetings of committees of the Board. There were no outstanding equity awards at December 31, 2010, held by our Named Executive Officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the SEC and are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2010, and that such filings were timely except the following:

•

Mr. Marshall filed a late Form 5 and three late Forms 4

•

Mr. Hoyt filed a late Form 5 and three late Forms 4

•

Dr. Shannon filed a late Form 5 and 5 late Forms 4

•

Mr. Solomon filed a late Form 5 and a late Form 4

•

Mr. Hanni (our former Chief Financial Officer) filed a late Form 5 and a late Form 4.

Director Compensation

The following table summarizes compensation paid to the Board of Directors during the year ended December 31, 2010.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard G. Solomon (1)	$0	$210,000	$ 0	$0	$0	$0	$210,000
Daniel D. Hoyt (1)	$0	$210,000	$ 0	$0	$0	$0	$210,000
Michael E. Shannon (2)	$0	$ 0	$203,022	$0	$0	$0	$203,022
Edwin G. Marshall (3)	$0	$210,000	$ 0	$0	$0	$0	$210,000

(1)

During July 2010, Mr. Solomon and Mr. Hoyt each received 1,000,000 shares of restricted common stock as compensation for their services as a director.  The shares were valued at $0.21 per share, the market value of the shares of the date of issuance.

(2)

Dr. Shannon is also our Director of Medical Affairs and is the President of the CFGH.  In lieu of a restricted stock grant such as that made to Mr. Solomon and Mr. Hoyt (described in Note (1), above), Dr. Shannon was granted options to purchase a total of 1,000,000 shares of common stock, exercisable at a price of $0.20 per share for a period of five years.  These options were fully vested on the date of the grant and were valued, pursuant to the Black-Scholes option pricing model, at $203,022.

(3)

Our Chief Executive Officer, Edwin G. Marshall is also a director. Mr. Marshall received a grant of 1,000,000 shares of restricted common stock in July 2010, valued at $0.21 per share, as compensation for his services as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2010 regarding the number of shares of common stock beneficially owned by (i) each person or entity known to us to own more than five percent of our common stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	13,982,597	5.4%
Common Stock	Richard G. Solomon, Director (3)	11,602,345	4.5%
Common Stock	Daniel D. Hoyt, Director (4)	10,308,963	4.0%
Common Stock	Michael E. Shannon, Director (5)	4,984,000	1.9%
Common Stock	Tommy E. Auger, CFO	-	*
Common Stock	All Officers and Directors As a Group (5 persons)(6)	40,877,905	15.8%

* Less than one percent of the issued and outstanding common stock.

(1)

Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 144 Buena Vista P.O. Box 742 Stinson Beach, California 94970.

(2)

Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 11,259,729 shares owned directly by Mr. Marshall, and (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants.  Does not include 1,250,000 shares subject to purchase under options that had not vested and would not vest within 60 days of the date of this Annual Report, which are held in the names of Mr. Marshall and his wife, Dr. Jill Marshall.

(3)

Amount indicated includes (i) 4,133,844 shares held directly by Mr. Solomon, (ii) 42,000 shares hold by immediate family members of Mr. Solomon, and (iii) 7,426,501 shares held by Solwin Investments, Ltd., an entity of which Mr. Solomon is an officer and director.

(4)

Does not include 500,000 shares subject to purchase under options that had not vested as of the date of this Annual Report and that would not vest within 60 days thereof.

(5)

Includes options to purchase 2,000,000 shares of common stock (1,000,000 exercisable at $0.20 per share and 1,000,000 exercisable at $0.10 per share) that vested at the time of grant, and 2,984,000 shares owned of record.  Amount indicated does not include 1,500,000 shares subject to purchase under options that had not vested as of the date of this Annual Report and that would not vest within 60 days thereof.

(6)

Based on a total of 259,362,171 shares outstanding at the date of this Annual Report.  This amount also includes currently exercisable options for the purchase of 2,000,000 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

We owe accrued and unpaid compensation to our Chairman and Chief Executive Officer.  We also owe accrued and unpaid compensation to former officers, including Mr. Marshall’s wife, Dr. Jill Marshall.  See “Executive Compensation.”  We have not entered into any other transactions with related persons during the last two completed fiscal years that resulted in indebtedness or otherwise involved amounts in excess of the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

Any future transactions between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

Our administrative and executive office functions are performed from space provided at the home of our Chief Executive Officer, Edwin G. Marshall.  We do not pay rent for the small amount of space required for these services.

Director Independence

We have one independent director as defined by the rules of any securities exchange or inter-dealer quotation system.  Our common stock is currently traded on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Our Board of Directors has determined during the year ended December 31, 2010 that Daniel Hoyt, a director, was “independent” in accordance with standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”).  There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the Board of Directors under the applicable independence definitions in determining that Mr. Hoyt is independent.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The Company’s independent registered public accounting firm for the past two fiscal years has been HJ Associates & Consultants, LLP (“HJA”).  The aggregate fees billed to the Company by HJA for professional services rendered in fiscal years 2010 and 2009 in connection with (i) the audit of the Company’s consolidated annual financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and (ii) the review of the

Company’s quarterly consolidated financial statements set forth in its quarterly reports for each of its fiscal quarters in such years totaled approximately $25,500 per year.

 All Other Fees

The Company did not engage HJA on any other matters not otherwise included in the above categories in either fiscal year 2010 or 2009, other than the review of the Company’s S-1 registration statement related to the Stock Purchase Agreement during 2010.  Aggregate fees billed to the Company by HJA in connection with this review were approximately $2,500.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1) Financial Statements

Report of the Independent Registered Public Accounting Firms

Financial Statements:

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations and Other Comprehensive Loss, Fiscal Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) December 31, 2010 and 2009

Consolidated Statements of Cash Flows December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(2) Schedules – None

(3) Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(ii)	Bylaws (1)
10(a)	Letter of Understanding (4)
10(b)	Termination of Joint Venture (5)
10(c)	Stock Purchase Agreement (6)
21	Subsidiaries of Registrant (7)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

(1)

Incorporated by reference to Registration Statement on Form S-18 (no. 2-93277-D), May 14, 1985.

(2)

Incorporated by reference to Annual Report on Form 10-KSB for period ended December 31, 1986.

(3)

Incorporated by reference to Quarterly Report on Form 10-Q for period ended September 30, 2009.

(4)

Incorporated by reference to Annual Report on Form 10-KSB for the period ended December 31, 2008.

(5)

Incorporated by reference to Annual Report on Form 10-K for the period ended December 31, 2009.

(6)

Incorporated by reference to Current Report on Form 8-K, dated November 23, 2010.

(7)

Incorporated by reference to Exhibit 21, Registration Statement on Form S-1, effective January 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medizone International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

Dated: February 10, 2011	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2011
Edwin G. Marshall

/s/ Michael E. Shannon	Director	February 10, 2011
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	February 10, 2011
Daniel D. Hoyt

/s/ Richard G. Solomon	Director	February 10, 2011
Richard G. Solomon

/s/ Tommy E. Auger	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2011
Thomas E. “Tommy” Auger

EXHIBITS TO

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibits Filed Herewith

Exhibit

Number                      Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Medizone International, Inc. and Subsidiaries

(A Development Stage Company)

Stinson Beach, California

We have audited the consolidated balance sheets of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and from inception on January 31, 1986 through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and from inception on January 31, 1986 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has incurred significant recurring losses which have resulted in a deficit accumulated during the development stage and a deficit in stockholders’ equity.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

February 10, 2011

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,
	2010	2009
CURRENT ASSETS
Cash	$435,894	$359,891
Prepaid expenses	8,800	6,786
Deferred consulting fees	63,923	21,211
Total Current Assets	508,617	387,888
PROPERTY AND EQUIPMENT, NET	1,344	3,041
OTHER ASSETS
Trademark and patents, net	117,771	19,440
Lease deposit	1,122	1,122
Total Other Assets	118,893	20,562
TOTAL ASSETS	$628,854	$411,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$451,412	$470,505
Accounts payable – related parties	228,269	228,521
Due to stockholders	6,000	7,000
Accrued expenses	427,529	403,074
Accrued expenses – related parties	1,964,316	2,067,830
Notes payable	283,266	283,211
Total Current Liabilities	3,360,792	3,460,141

CONTINGENT LIABILITIES (Note 5)	224,852	224,852
TOTAL LIABILITIES	3,585,644	3,684,993

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 259,362,171 and 241,701,432 shares issued
and outstanding, respectively	259,362	241,701
Additional paid-in capital	21,593,448	18,533,363
Other comprehensive loss	(8,519)	(3,611)
Deficit accumulated during the development stage	(24,801,081)	(22,044,955)
Total Stockholders' Deficit	(2,956,790)	(3,273,502)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$628,854	$411,491

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2010	2009	2010
REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
General and administrative	1,802,151	769,130	18,412,818
Research and development	920,291	510,668	4,160,080
Expense on extension of warrants	-	105,393	2,092,315
Depreciation and amortization	9,823	2,227	60,514
Bad debt expense	-	-	48,947
Total Expenses	2,732,265	1,387,418	24,878,464
Loss from Operations	(2,732,265)	(1,387,418)	(24,745,115)

OTHER INCOME (EXPENSES)
Gain on sales of subsidiaries	-	-	208,417
Debt forgiveness	-	61,514	61,514
Non-controlling interest in loss	-	-	26,091
Other income	-	-	19,780
Interest expense	(23,861)	(23,811)	(1,141,506)
Loss on termination of license agreement	-	(125,000)	(125,000)
Total Other Expenses	(23,861)	(87,297)	(950,704)

LOSS BEFORE EXTRAORDINARY ITEMS	(2,756,126)	(1,474,715)	(25,695,819)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	479,738
Lawsuit settlement	-	-	415,000
Total Extraordinary Items	-	-	894,738
NET LOSS	(2,756,126)	(1,474,715)	(24,801,081)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(4,908)	(3,611)	(8,519)

TOTAL COMPREHENSIVE LOSS	$ (2,761,034)	$ (1,478,326)	$ (24,809,600)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	249,635,605	221,713,284

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company) Consolidated Statements of Stockholders' Equity (Deficit)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, January 31, 1986 (inception)	-	$ -	$ -	$ -	$ -	$ -

Initial capitalization of Medizone -
Nevada at $0.03 per share	5,500,000	5,500	-	150,128	-	-

Common shares issued in acquisition
of Medizone - Delaware	37,500,000	37,500	-	(37,500)	-	-

Common stock issued for services
rendered in July 1986 at $0.10
per share	50,000	50	-	4,950	-	-

Common stock issued in conversion
of warrants during 1986 at $0.10
per share	7,814,600	7,815	-	773,645	-	-

Stock issuance costs	-	-	-	(105,312)	-	-

Net loss for the year ended
December 31, 1986	-	-	-	-	-	(796,068)
Balance, December 31, 1986	50,864,600	50,865	-	785,911	-	(796,068)

Common stock issued upon exercise
of warrants in January 1987 at $0.10
per share	2,600	2	-	257	-	-

Common stock issued for patent in
March 1987 at $0.69 per share	1,000,000	1,000	-	692,750	-	-

Common stock issued for cash in
June 1987 at an average price of
$0.16 per share	950,000	950	-	149,050	-	-

Common stock issued for services
in June and July 1987 at an
average price of $0.12 per share	203,167	203	-	24,314	-	-

Common stock issued through
exercise of options in August 1987
at $1.75 per share	250,000	250	-	437,250	-	-

Net loss for the year ended
December 31, 1987	-	-	-	-	-	(2,749,400)

Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ -	$ (3,545,468)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES (A Development Stage Company) Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1987	53,270,367	$ 53,270	$ -	$ 2,089,532	$ -	$ (3,545,468)

Common stock issued through
exercise of options in January 1988
at $0.50 per share	200,000	200	-	99,800	-	-

Common stock issued for cash in
September 1988 at $0.08 per share	1,000,000	1,000	-	79,000	-	-

Common stock issued for services
at an average price of $0.23
Per share	35,000	35	-	7,965	-	-

Additional capital contributed	-	-	-	174,126	-	-

Net loss for the year ended
December 31, 1988	-	-	-	-	-	(714,347)

Balance, December 31, 1988	54,505,367	54,505	-	2,450,423	-	(4,259,815)

Common stock issued for services
at an average price of $0.18 per
Share	261,889	262	-	46,363	-	-

Common stock issued for cash at
an average price of $0.05 per share	5,790,000	5,790	-	285,710	-	-

Common stock issued for services
And in lieu of outstanding debt at
an average price of $0.12 per share	4,749,532	4,750	-	578,978	-	-

Common stock issued upon exercise
of options at $0.16 per share	375,000	375	-	59,125	-	-

Net loss for the year ended
December 31, 1989	-	-	-	-	-	(862,051)

Balance, December 31, 1989	65,681,788	$ 65,682	$ -	$ 3,420,599	$ -	$ (5,121,866)

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1994	101,591,226	$ 101,591	$13,453	$ 9,429,780	$ -	$ (10,103,503)

Redeemable common shares
converted to common stock	200,000	200	-	39,800	-	-

Common stock issued for services
at $0.10 per share	2,050,000	2,050	-	202,950	-	-

Issuance of subscribed stock	17,524,860	17,524	(17,524)	-	-	-

Cancellation of common shares	(1,242,727)	(1,242)	-	(70,563)	-	-

Common shares subscribed for at
$0.10 per share	-	-	9,118	902,707	-	-

Prior period adjustment	-	-	-	-	-	71,806

Additional capital contributed	-	-	-	50,000	-	-

Net loss for the year ended
December 31, 1995	-	-	-	-	-	(1,081,027)

Balance, December 31, 1995	120,123,359	120,123	5,047	10,554,674	-	(11,112,724)

Common stock issued for cash
at $0.10 per share	100,000	100	-	9,900	-	-

Common stock issued for services
At $0.10 per share	1,415,875	1,416	-	140,171	-	-

Issuance of subscribed stock	8,412,379	8,413	(8,413)	-	-	-

Common shares subscribed for
at $0.10 per share	-	-	6,456	718,991	-	-

Net loss for the year ended
December 31, 1996	-	-	-	-	-	(1,329,395)

Balance, December 31, 1996	130,051,613	$ 130,052	$ 3,090	$ 11,423,736	$ -	$ (12,442,119)

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2006	161,170,387	$ 161,170	$ -	$ 15,805,487	$ -	$ (19,310,249)

Common stock warrants granted	-	-	-	30,737	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(552,449)

Balance, December 31, 2007	161,170,387	161,170	-	15,836,224	-	(19,862,698)

Common stock issued for cash at
$0.01 per share	8,000,000	8,000	-	72,000	-	-

Common stock issued to officers,
directors and consultants in lieu of
outstanding debt at $0.02 per share	11,250,000	11,250	-	213,750	-	-

Common stock issued to a director in
Lieu of debt at $0.02 per share	409,075	409	-	7,772	-	-

Common stock issued to directors for
Stock deposits previously received
at $0.02 per share	5,463,333	5,463	-	104,637	-	-

Common stock issued for cash at
$0.03 per share	3,300,000	3,300	-	95,700	-	-

Common stock issued for services
And services to be rendered at prices
From $0.03 to $0.042 per share	7,000,000	7,000	-	225,000	-	-

Common stock issued for cash at
$0.03 per share	3,333,333	3,334	-	96,666	-	-

Common stock warrants
granted	-	-	-	86,572	-	-

Additional capital contributed	-	-	-	16,667	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(707,542)

Balance, December 31, 2008	199,926,128	$ 199,926	$ -	$ 16,754,988	$ -	$ (20,570,240)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 2008	199,926,128	$ 199,926	$ -	$ 16,754,988	$ -	$ (20,570,240)

Common stock issued for cash at $0.02
per share	6,000,000	6,000	-	114,000	-	-

Common stock issued for cash at $0.03
per share	21,599,999	21,600	-	626,400	-	-

Common stock issued for cash at $0.06
per share	4,459,999	4,460	-	263,140	-	-

Common stock issued for cash at $0.10
per share	1,324,400	1,324	-	131,116	-	-

Common stock issued for cash at $0.15
per share	66,667	67	-	9,933	-	-

Common stock issued for cash at $0.25
per share	340,000	340	-	84,660	-	-

Common stock issued for services and
for services to be rendered at
$0.036 to $0.10 per share	2,495,474	2,495	-	163,375	-	-

Common stock issued for patent legal
work performed at $0.295 per share	50,000	50	-	14,700	-	-

Common stock issued to directors in
lieu of exercise of cashless
warrants	5,126,265	5,126	-	(5,126)	-	-

Common stock issued to a related
company in an early termination
of a marketing rights agreement
and the termination of a joint venture
Agreement at $0.40 per share	312,500	313	-	124,687	-	-

Common stock warrants granted	-	-	-	105,393	-	-

Stock options granted to a consultant
and a director for services rendered	-	-	-	146,097	-	-

Loss on foreign currency translation	-	-	-	-	(3,611)	-

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(1,474,715)
Balance, December 31, 2009	241,701,432	$ 241,701	$ -	$ 18,533,363	$(3,611)	$ (22,044,955)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 2009	241,701,432	$ 241,701	$ -	$ 18,533,363	$(3,611)	$ (22,044,955)

Common stock issued for cash ranging
from $0.12 to $0.25 per share	10,861,665	10,862	-	1,372,538	-	-

Stock issuance costs	-	-	-	(10,000)	-	-

Common stock issued in lieu of stock
issuance costs valued at $0.17 per share	588,235	588	-	(588)	-	-

Common stock issued for services
rendered and to be rendered valued
at prices ranging from $0.19 to $0.29
per share	2,210,839	2,211	-	545,554	-	-

Common stock issued to officers and
directors as bonus for services rendered
Valued at $0.21 per share	4,000,000	4,000	-	836,000	-	-

Stock options granted to a consultant
for services rendered	-	-	-	46,094	-	-

Stock options granted to a director and
Officer for board and other services	-	-	-	203,022	-	-

Stock options granted to a consultant
for patent services rendered	-	-	-	67,465	-	-

Loss on foreign currency translation	-	-	-	-	(4,908)	-

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(2,756,126)
Balance, December 31, 2010	259,362,171	$ 259,362	$ -	$21,593,448	$(8,519)	$ (24,801,081)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,756,126)	$ (1,474,715)	$ (24,801,081)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	9,740	2,227	60,431
Stock issued for services	1,323,843	98,982	4,714,741
Stock issued for the early termination of a marketing
rights agreement and joint venture agreement	-	125,000	125,000
Amortization of deferred consulting fees	21,211	116,177	137,388
Expense on extension of warrants below market value	-	105,393	2,092,315
Value of stock options granted	249,115	146,097	395,212
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlement	-	-	(603,510)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	761	(1,884)	(50,070)
Accounts payable and accounts payable – related parties	(19,345)	(57,857)	1,300,558
Accrued expenses and accrued expenses – related parties	(79,059)	38,430	3,039,868
Net Cash Used by Operating Activities	(1,249,860)	(902,150)	(12,872,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patents	(38,909)	(5,329)	(53,142)
Purchase of property and equipment	-	(1,027)	(44,182)
Net Cash Used by Investing Activities	(38,909)	(6,356)	(97,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(2,720)	(3,304)	(198,798)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
			From Inception
			on January 31,
	For the Years Ended		1986 Through
	December 31,		December 31,
	2010	2009	2010
Repayment on stockholders advances	(1,000)	-	(25,191)
Capital contributions	-	-	439,870
Stock issuance costs	(10,000)	-	(115,312)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock for cash	1,383,400	1,263,040	11,710,062
Net Cash Provided by Financing Activities	1,369,680	1,259,736	13,414,277
EFFECTS ON CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(4,908)	(3,611)	(8,519)
NET INCREASE IN CASH	76,003	347,619	435,894
CASH AT BEGINNING OF PERIOD	359,891	12,272	-
CASH AT END OF PERIOD	$ 435,894	$ 359,891	$ 435,894

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR
Interest	$ 155	$ 155	$ 30,018
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$ 2,775	$ -	$ 2,775
Stock issued for services	$ -	$ 98,982	$ 3,390,898
Stock issued for prepaid consulting fees	$ 63,923	$ 65,388	$ 301,811
Stock issued for conversion of debt	$ -	$ 1,500	$ 4,373,912
Stock issued for license agreement	$ -	$ -	$ 693,752
Stock issued for patent costs	$ 67,465	$ 14,750	$ 82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone-Nevada), and its wholly owned subsidiaries, Medizone International, Inc. (Medizone-Delaware) and Medizone Canada, Ltd. (MedCan).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada, considered a variable interest entity (“VIE”) as described below.  Collectively, they are referred to herein as the “Company”.  Medizone-Nevada was incorporated under the name of Madison Funding, Inc. on August 27, 1984 under the laws of the State of Nevada for the purpose of investing in, acquiring, operating and disposing of businesses or assets of any nature.  Effective March 26, 1986, Medizone-Nevada issued 37,500,000 shares of its common stock in exchange for the issued and outstanding common stock of Medizone-Delaware.

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

On November 18, 1987, MedCan was incorporated under the laws of the Province of British Columbia.  Shortly thereafter, MedCan entered into a license agreement with the Company wherein the Company transferred to MedCan the licenses and rights necessary to permit MedCan to hold substantially the same rights with respect to the medical applications of ozone in Canada as the Company does in the United States.  As consideration for the transfer, the Company received 3,000,000 shares of MedCan and, in addition, purchased 1 share for the sum of $1.00.  Under a separate agreement among the Company, MedCan and Australian Gold Mines Corporation (“AGMC”), (which later changed its name to International Blue Sun Resource Corporation), AGMC purchased 130,000 shares of MedCan for $100,000.  On December 23, 1988, MedCan was recapitalized in a transaction in which the majority of its shares were exchanged for shares of KPC Investments (“KPC”).  Following this transaction, the Company owned 25,029,921 shares of KPC, representing 72% of the outstanding shares.  KPC then changed its name to Medizone Canada, Ltd. (“MCL”).  MedCan acquired all of the assets of MCL, consisting solely of cash in the amount of approximately $89,000.

In June 1998, the Company sold its interest in MCL for $125,000 cash and debt assumed of $8,417 less fees of $25,000 in a private transaction which resulted in a gain of $108,417 for the year ended December 31, 1998.  The Company retained ownership, however, of all of the issued and outstanding stock of MedCan, the Canadian subsidiary.

In late 2008, the Company assisted in the formation of the CFGH, a not-for-profit foundation based in Ottawa, Canada.  The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of its technology to as many in need as possible.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.

Organization (Continued)

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the periods ended December 31, 2010 and 2009.

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

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.

Formation of Joint Venture (Continued)

Effective December 14, 2009, the Company’s Board of Directors, in an effort to unwind the joint venture and reconvey to the Company all global marketing rights of the Company’s intellectual property, entered into a Termination Agreement (the “Termination Agreement”) whereby the Company issued a total of 312,500 shares of common stock (valued at $0.40 per share, an approximate 4.0% increase over the market value of the shares on the date the agreement was entered into) to Solwin as consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, the Company assigned its ownership rights and shares in MNZ back to Solwin.  For the year ended December 31, 2009, the Company recorded a loss of $125,000, as the Company was unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2010	2009
Numerator
- Loss before extraordinary items	$ (2,756,126)	$ (1,474,715)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	249,635,605	221,713,284

Basic loss per share
- Before extraordinary items	$ (0.01)	$ (0.01)
- Extraordinary items	0.00	0.00
Basic loss per share	$ (0.01)	$ (0.01)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.

Property and Equipment

Property and equipment is recorded at cost.  Any major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over a period of: (1) three years for computers and software and (2) five years for office equipment and furniture.

h.

Provision for Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.

At December 31, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $8,011,000 that may be offset against future taxable income and expire in years 2011 through 2031.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Deferred tax assets at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Net operating loss carryforwards	$ 3,124,500	$ 2,511,000
Related party accruals	1,007,800	1,048,900
Depreciation	-	(200)
Valuation allowance	(4,132,300)	(3,559,700)

	$ -	$ -

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	For the Years Ended December 31,
	2010	2009

Book income (loss)	$ (1,074,900)	$ (575,100)
Stock for expenses	109,300	230,800
Related party expense	(41,125)	0
Depreciation	300	0
Other	400	3,700
Change in valuation allowance	1,006,025	340,600

	$ -	$ -

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”).  The Company performs reviews of any material tax positions in accordance with and measurement standards established by ASC 740.  The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized as of December 31, 2010 and 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant NOL carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax authorities for years before 2002.

i.

Principles of Consolidation

The consolidated financial statements include the accounts of Medizone International, Inc. (“Medizone-Nevada”) and its wholly owned subsidiaries, Medizone International, Inc. (“Medizone-Delaware”) and Medizone Canada, Ltd (“MedCan”).  The consolidated financial statements presented also include the accounts of the CFGH, a VIE.

All material intercompany accounts and transactions have been eliminated.

j.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

k.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.

Stock Warrants and Options

Prior to 2005, the Company applied the provisions of “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all stock option plans. Under this standard, compensation cost was recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

The standards also require the Company to provide proforma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

During 2006 thru 2009, the Company extended the maturity date on certain common stock warrants to certain directors and outside consultants (Note 7).  Stock based compensation expense for these warrants for the year ended December 31, 2009 was $105,393, related to the change in warrant terms.  As of December 31, 2009 all warrants were either exercised or expired.

m.

Trademark and Patents

Trademark and patents are recorded at cost.  Amortization is computed using the straight-line method over a period of seven years.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis.  Several factors are used to evaluate intangibles, including management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

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

p.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements (“ASU 2010-06). ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this new standard had no impact on our Consolidated Financial Statements.

q.

Reclassification

Certain balances in the 2009 Consolidated Financial Statements have been reclassified to be consistent with the 2010 presentation.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, made this $250,000 per depositor coverage limit permanent.  At December 31, 2010 and 2009, the Company had $185,894 and $109,891 of cash and cash equivalents that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31, 2010 and 2009:

	2010	2009

Office equipment	$ 19,249	$ 19,249
Furniture	6,307	6,307
Computers and software	5,092	5,092
	30,648	30,648
Accumulated depreciation	(29,304)	(27,607)

Property and equipment, net	$ 1,344	$ 3,041

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,697 and $1,588, respectively.

NOTE 3 -

TRADEMARK AND PATENTS

Trademark and patents consists of the following at December 31, 2010 and 2009:

	2010	2009

Patent costs	$ 125,683	$ 19,309
Trademark	770	770
	126,453	20,079
Accumulated amortization	(8,682)	(639)

Trademark and patents, net	$ 117,771	$ 19,440

Amortization expense for the years ended December 31, 2010 and 2009 was $8,043 and $639, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 4 -

ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following at December 31, 2010 and 2009:

	2010	2009
Accrued payroll and consulting – related parties	$ 1,845,422	$ 1,940,421
Accrued interest	407,646	383,991
Accrued payroll taxes – related parties	118,894	127,409
Other accruals	19,883	19,083

Total	$ 2,391,845	$ 2,470,904

Accrued expenses – related parties relate to accrued but unpaid prior payroll and consulting fees (and associated taxes) for certain of the Company’s employees who are also directors, officers or shareholders.

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2010 and 2009.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities

As of December 31, 2010 and 2009, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

The Company’s Board of Directors has approved the following salaries/consulting fees for its key officers: 1) $170,000 a year for the Company’s Chief Executive Officer, and 2) $60,000 a year for the Company’s Chief Financial Officer.

Operating Leases

Effective July 1, 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term has been extended through June 30, 2011 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST).  A second laboratory space for full scale room testing has been rented that includes a monthly lease payment of $1,200 Canadian Dollars, plus the applicable GST, through June 30, 2011.  As of December 31, 2010, the total remaining non-cancelable commitments on these leases for 2011 are $15,045 in U.S. Dollars.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

In March 1987, the Company issued 1,000,000 shares of common stock in exchange for a patent.

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

During 1990, the following equity transactions occurred: The Company issued 4,250,000 shares to individuals in private transactions for aggregate proceeds of $179,500; the Company satisfied obligations totaling $125,000 to the former vice president, secretary and treasurer as well as director by issuing 2,272,727 shares of common stock at $0.055 per share; the Company satisfied an outstanding account payable to an unrelated individual totaling $15,000 by the issuance of 150,000 shares of common stock at $0.10 per share; and the Company issued to an employee and four other unrelated persons as compensation or payment a total of 880,000 shares of common stock to which it ascribed a value of $88,000.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

During 1994, the following equity transactions occurred: The Company issued a total of 1,431,590 shares of common stock for services; the Company issued a total of 1,125,834 shares of common stock to certain prior purchasers of common stock in recognition of disparity in purchase in contemporaneous offerings.  Also during 1994, a total of $680,040 was received in cash for 6,800,499 shares subscribed as a result of the offering.  Subsequent to the offering, an additional $316,860 was received in cash from foreign investors subscribing to 3,168,600 shares of common stock.  On December 28, 1994, the Company settled a dispute regarding the validity of notes payable to former management in the amount of $2,033,629 by agreeing to issue 11,250,000 common shares (recorded as shares subscribed) in satisfaction of the total amount of the debt.

Also in 1994, $40,000 of notes payable (a portion of loans totaling $60,000) together with interest was satisfied by issuing 416,500 shares of common stock.

During 1995, the following equity transactions occurred: The Company issued a total of 2,050,000 shares of common stock for services. $911,825 was received from investors subscribing to 9,118,260 shares of common stock.  Also, 17,524,860 common shares, previously recorded as shares subscribed, were issued, and 1,242,727 were retired in accordance with the settlement agreement with former management.  200,000 of redeemable shares were converted into common stock.  The Company sold shares of its New Zealand subsidiary for aggregate proceeds of $150,000.

During 1996, the Company received stock subscription agreements for the purchase of 17,254,860 shares of its common stock, together with proceeds totaling $725,447 from sales of its securities to non-United States investors, outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1993.  Approximately $635,447 of these proceeds were from the sale of the Company’s common stock at a per share price of $0.10 (including $37,500 for 375,000 shares from Richard G. Solomon, at the time a director of the Company).  The remaining $90,000 were from the sale of 900,000 units, each unit consisting of one share of the Company’s common stock at a per share price of $0.10 to a director pursuant to the non-public offering exemption from registration under the Securities Act.  In May 1996, the Company issued 600,000 shares of its common stock to employees and 250,000 shares of its common stock to its public relations consultant as additional compensation.  The Company also issued 565,875 shares of its common stock to various consultants for services rendered.

During 1997, the Company issued 3,089,680 previously subscribed shares of its common stock and also issued 3,746,336 shares of its common stock to various consultants for services rendered.  Also in 1997, the Company received $400,001 for subscriptions to acquire 5,714,285 shares of its common stock and warrants to purchase 9,285,715 shares of common stock at $0.07 per share, 25,000,000 shares at $0.20 per share, and 33,333,333 shares at $0.15 per share.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

During 1999, the Company issued 25,000 shares of its common stock to an individual for services rendered valued at $1,750.  In addition, the Company issued 936,507 shares of its common stock through the exercise of outstanding warrants at $0.07 per share for a total of $65,555.  The Company also recognized an additional expense of $123,389 for the extension of warrants below market value.

During 2000, the Company issued 3,142,857 shares of common stock through the exercise of outstanding warrants at $0.07 per share for a total of $220,000.  The Company issued common stock for services in two different instances during the year.  One issuance was of 350,000 shares of common stock for a total of $61,250.  The other issuance was for 300,000 shares of common stock for a total of $85,500.  The Company issued common stock for debt in four separate instances.  The first one being 2,020,000 shares of common stock issued for a total of $222,200.  The second issuance was 95,000 shares of common stock for a total of $14,000.  The third issuance was 20,000 shares of common stock for a total of $4,000.  The fourth issuance was 100,000 shares of common stock for a total of $55,000.  The Company also canceled 2,000,000 shares of common stock pursuant to the settlement agreement with a former Chief Financial Officer of the Company.  The Company also recognized an additional expense of $1,743,468 for the extension of warrants below market value.

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

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

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

In addition, during May 2008, a total of 5,463,333 shares of restricted common stock were issued for cash proceeds previously received during 2004, 2005 and 2006 (previously recorded as stock deposits) totaling $110,100.  An additional 409,075 shares of common stock were issued to a Company director in repayment of an $8,181 loan previously received by the Company in a prior year.

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

Effective November 5, 2008, the Company’s Board of Directors approved the issuance of 1,000,000 free-trading shares to an individual for consulting services to be rendered valued at $30,000, or $0.03 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement is based on a six-month term, the shares vest in equal increments, and the consulting expense is recognized over the same period.  $10,000 of the $30,000 consulting expense was recognized during the year ended December 31, 2008, with the remaining $20,000 recognized during the year ended December 31, 2009.

During December 2008, the Company issued 3,333,333 shares of common stock for cash proceeds received totaling $100,000, or $0.03 per share.  Also during 2008, a director contributed services valued at $16,667.

During April 2009, the Company’s Board of Directors approved the issuance of 700,000 (350,000 restricted and 350,000 free-trading) shares to a consultant valued at $25,200, or $0.036 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vest in equal increments, and the consulting expense is to be recognized over the same period.  $16,800 of the $25,200 was recognized during the year ended December 31, 2009, with the remaining $8,400 recognized during the year ended December 31, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

During May 2009, the Company’s Board of Directors approved the issuance of 500,000 restricted shares of common stock to a consultant valued at $19,500, or $0.039 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  The consulting agreement was based on a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period.  $11,911 of the $19,500 was recognized during the year ended December 31, 2009, with the remaining $7,589 recognized during the year ended December 31, 2010.

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

During September 2009, the Company’s Board of Directors approved the issuance of 250,000 shares of common stock to a consultant valued at $25,000, or $0.10 per share, which represented the market value of the shares on the date that the shares were approved to be issued.  15,000 of the shares issued were issued in lieu of outstanding debt owed to the consultant, totaling $1,500.  The remaining 235,000 shares issued were based on a consulting agreement expiring on January 31, 2010, the shares vest in equal increments, and the $23,500 consulting expense is to be recognized over the same period.  $18,278 of the $23,500 was recognized during the year ended December 31, 2009, with the remaining $5,222 recognized during the year ended December 31, 2010.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

As previously discussed in Note 1, effective December 14, 2009, the Company’s Board of Directors approved the issuance of a total of 312,500 restricted shares of common stock to Solwin, pursuant to a Termination Agreement.  The shares were valued at $0.40 per share, which represented an approximate 4.0% increase over the market value of the shares on the date of the agreement.  The shares were issued as full consideration for the early termination of a Licensing Agreement and a Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, the Company assigned its ownership rights and shares in MNZ back to Solwin.  For the year ended December 31, 2009, the Company recorded a loss of $125,000, as the Company was unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.

Common Stock for Cash – 2010

In January and February 2010, the Company issued an aggregate of 500,000 shares of common stock for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

In April, May and June 2010, the Company issued an aggregate of 3,622,777 shares of common stock for cash proceeds totaling $441,400, at prices ranging from $0.12 to $0.18 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  The Company also paid stock offering costs to an investment firm of $10,000 who assisted us in raising these funds.

In July and August 2010, the Company issued an aggregate of 5,266,666 shares of common stock for cash proceeds totaling $632,000, at $0.12 per share.  These shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

In October and December 2010, the Company issued an aggregate of 1,472,222 shares of common stock for cash proceeds totaling $185,000, at prices ranging from $0.12 to $0.18 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

Restricted Stock for Services – 2010

In February 2010, the Company issued a total of 137,000 shares of common stock to two consultants for consulting, marketing, and web support services valued at $39,730, or $0.29 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  Both consulting agreements were based on a term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010.

In March 2010, the Company issued 250,000 shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The consulting agreement was based on a term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010.

In April 2010, the Company issued 120,000 shares of common stock in lieu of outstanding consulting fees valued at $22,800, or $0.19 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  These shares had no vesting requirements.

Also, in April 2010, the Company issued 588,235 shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising required capital, valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The Company recognized this as a stock issuance cost at the date of issuance and such shares had no vesting requirements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

In July 2010, the Company issued 135,000 shares of common stock to an investor relations company pursuant to a one-year agreement, valued at $25,650, or $0.19 per share, which represented the market value of the shares on the date that the Board authorized the issuance of shares. This agreement was based on a term through July 2011, the shares vest in equal increments, and the expense will be recognized over such period. $11,756 of the $25,650 was recognized during the year ended December 31, 2010, with the remaining $13,894 to be recognized during the year ended December 31, 2011.

In July 2010, the Company issued a total of 4,000,000 shares of common stock to certain directors and officers for board service and performance bonuses valued at $840,000, or $0.21 per share, which represented the market value of the shares on the date that the disinterested members of the Board authorized the issuance of shares. The Company recognized this expense at the date of issuance and such shares had no vesting requirements.

In August 2010, the Company issued a total of 225,000 shares of common stock to two consultants for consulting, marketing, and web support services valued at $60,750, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  There were two agreements: (a) the first agreement was for a period from July 2010 to March 2011 and (b) the second agreement was for the period from August 2010 to August 2011. For both agreements, the shares vest in equal increments and the consulting expense will be recognized over such periods.  $28,721 of the $60,750 was recognized during the year ended December 31, 2010, with the remaining $32,029 to be recognized during the year ended December 31, 2011.

In August 2010, the Company issued 118,839 shares of common stock in lieu of outstanding consulting fees valued at $32,086, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  An additional 1,000,000 shares of common stock were approved and issued to this same consultant in September 2010, as bonus compensation for extending his consulting agreement.  These shares were valued at $270,000, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.

In November 2010, the Company issued 125,000 shares of common stock to an individual, as a performance bonus for research and development consulting services rendered as of the date of issuance, valued at $31,250, or $0.25 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The Company recognized this expense at the date of issuance and such shares had no vesting requirements.

In December 2010, the Company issued 100,000 shares of common stock to an individual, as part of a web services and media representation consulting agreement, valued at a total cost of $18,000, or $0.18 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The consulting agreement is for the year of 2011, the shares vest in equal increments, and such expense will be recognized over the period of such agreement.

These sales and grants were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

Recapitalization

Effective August 26, 2009, authorized by the stockholders pursuant to Proposal 4 at the Company’s annual stockholder’s meeting, the Company’s Articles of Incorporation (“AOI”) were amended to include a class of Preferred Stock, par value $0.00001, with authorized shares of 50,000,000.  No shares of Preferred Stock have been issued, however, as of December 31, 2010.  The rights and preferences of the newly authorized preferred shares will be determined by the Company’s Board at a later time.

The AOI were also amended to increase the authorized shares of common stock from 250,000,000 to 395,000,000 shares, par value $0.001.

Stock Purchase Agreement

On November 17, 2010, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with Mammoth Corporation (“Mammoth”) providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility (or “Equity Line”). The Stock Purchase Agreement provides that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth is committed to purchase up to $10,000,000 of shares of our common stock over the 24-month term of the Stock Purchase Agreement under certain specified conditions and limitations.  Furthermore, in no event may Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9 percent of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations may not be waived by the parties.

Under the terms of the Stock Purchase Agreement, the Company has the opportunity for a 24-month period, commencing on the date on which the SEC first declares effective the registration statement, to require Mammoth to purchase up to $10,000,000 in shares of common stock. For each share of common stock purchased under the Stock Purchase Agreement, Mammoth will pay to the Company a purchase price equal to 75 percent of the lowest closing bid price during the five consecutive trading day period (the “Draw Down Pricing Period”) preceding the date a draw down notice (the “Draw Down Notice”) is delivered by us to Mammoth (the “Draw Down Date”) in a manner provided by the Stock Purchase Agreement.  Subject to the limitations outlined below, the Company may, at its sole discretion, issue a Draw Down Notice to Mammoth, and Mammoth will then be irrevocably bound to purchase such shares.

Each Draw Down Notice must specify the lowest purchase price during the Draw Down Pricing Period at which the Company will sell the shares to Mammoth, which shall not be less than 75 percent of the lowest closing bid price during the Draw Down Pricing Period. Furthermore, the number of shares to be issued is limited by multiplying by five the average daily trading volume for the 30 trading days immediately preceding the delivery of the Draw Down Notice. The Draw Down Notice will also include the aggregate dollar amount of the Draw Down, which will not be less than $25,000 and not more than $500,000 in any Draw Down Notice.  There must be a minimum of 15 trading days between each Draw Down Notice.  Regardless of the maximum amount indicated in the Draw Down Notice, Mammoth will not be obligated to purchase shares under any Draw Down Notice in an amount which, when added to the number of shares of common stock then beneficially owned by Mammoth, will result in Mammoth owning more than 4.9 percent of the outstanding shares of the Company’s common stock.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6 -

EQUITY TRANSACTIONS (Continued)

The Company agreed to pay up to $5,000 of reasonable attorneys’ fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Mammoth on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of our common stock under the Stock Purchase Agreement.  The Company is not permitted to make Draw Downs under the Stock Purchase Agreement at any time there is not an effective registration statement registering the resale of shares of common stock by Mammoth.  On January 25, 2011, the registration statement was made effective by the SEC.  As of the issuance of this report, the Company has not made any Draw Down requests under the Stock purchase Agreement, but plans to do so before February 28, 2011.

The Stock Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Stock Purchase Agreement will terminate automatically on the 24-month anniversary of the effective date of the registration statement (which term may not be extended by the parties).

NOTE 7 -

COMMON STOCK WARRANTS AND OPTIONS

Warrants

All outstanding warrants were either exercised or expired unexercised prior to the year ended December 31, 2009, thus there are no warrants outstanding as of December 31, 2010.  In June 2009, and various dates over the past several years, the Company’s Board agreed to extend the expiration date on certain outstanding warrants to purchase common stock to August 19, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.

Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $105,393 was recorded for the year ended December 31, 2009, under the Black-Scholes option pricing model for these warrant extensions.

The Company estimated the fair value of the warrants at the date of the maturity extension, based on the following weighted average assumptions during 2009:

Risk-free interest rate	0.11% - 0.27%
Expected life	1 to 4 months
Expected volatility	139.91% - 245.55%
Dividend yield	0.00%

As discussed in Note 6, on August 5, 2009, warrants held by two separate directors of the Company for a total of 6,487,408 shares were exercised, using the cashless exercise provision within the warrant agreements, resulting in the issuance of 5,126,265 shares of common stock with no cash proceeds received.  On August 19, 2009, all remaining warrants expired unexercised.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 7 -

COMMON STOCK WARRANTS AND OPTIONS (Continued)

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

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of December 31, 2010, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

In March 2010, the Company granted 250,000 options to an individual for research and development consulting services to be rendered through September 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The value of these options granted, totaling $46,094, was recognized during 2010.

In July 2010, the Company granted a total of 3,500,000 options to certain board members and employees of the Company as additional compensation for work performed.  These options are exercisable at $0.20 per share, are exercisable for five years, but do not vest until the Company has achieved commercial sales.  As of December 31, 2010, none of these options had vested.  The value of these options granted, totaling $710,577, will be recorded in the future once the Company has achieved commercial sales.

Also, in July 2010, the Company granted 1,000,000 options to a director of the Company in lieu of an actual stock grant for his services as a board member (see Note 6 for additional discussion on common shares issued to other board members for board service).  These options are exercisable at $0.20 per share, are exercisable for five years, and had no vesting provisions.  The value of these options granted, totaling $203,022, was recognized as board compensation during July 2010.

In August 2010, the Company granted 250,000 options to an outside consultant for patent work performed on behalf of the Company.  These options are exercisable at $0.27 per share, are exercisable for five years, and had no vesting provisions.  The value of these options granted, totaling $67,465, has been capitalized to patent costs in 2010, which costs will be amortized over the expected life of the patent.

In September 2010, the Company granted 250,000 options to an outside consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share, are exercisable for five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product.  As of December 31, 2010, none of these options had vested.  The value of these options granted, totaling $65,067, will be recorded in the future once the Company has achieved the required commercial sales.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 7 -

COMMON STOCK WARRANTS AND OPTIONS (Continued)

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	185.59% to 187.32%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	2,500,000	$0.10
Granted	5,250,000	$0.21
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	7,750,000	$0.17
Exercisable	3,000,000	$0.16

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $249,116 and $146,097 was recorded for the years ended December 31, 2010 and 2009, respectively, under the Black-Scholes option pricing model.  An additional amount of $67,465 has been capitalized as patent costs during 2010, as previously mentioned, which costs will be amortized over the expected useful life of the patents.  An additional expense of $873,042 will be expensed in the future as the additional vesting requirements are met.

NOTE 8 - PROTOTYPE AGREEMENT

In June 2010, the Company entered into a six-month “Prototype Evaluation Agreement” (“Prototype Agreement”) with a company to produce a prototype AsepticSure™ system apparatus prior to August 24, 2010 and a second prototype apparatus prior to September 24, 2010.  As additional consideration for the assistance provided by this company pursuant to this Prototype Agreement, the Company has agreed to issue 1,000,000 shares of common stock upon the Company’s acceptance of the completed prototype apparatuses, with any required changes agreed to, as being ready for regular production.  This did not happen, however, prior to December 31, 2010, thus no shares have been issued and the Prototype Agreement was not renewed.

NOTE 9 - DUE TO STOCKHOLDERS AND ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2009, certain directors had advanced a total of $7,000 to the Company to cover operating expenses.  During 2010, the Company repaid $1,000 of the amount outstanding.  As of December 31, 2010, the remaining $6,000 amount is non-interest bearing, unsecured and due on demand.

As of December 31, 2010 and 2009, the Company had outstanding $228,269 and $228,521, respectively, owed to certain consultants for unpaid previous years services. These consultants are shareholders of the Company and therefore have been classified as related parties.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009

Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears).  The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.

	$ 60,815	$ 60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction.	37,000	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676	182,676

Note payable to a financing company, payable in nine monthly installments currently at $705, interest at 7.75% per annum, matures on March 31, 2011.	2,775	2,720

Total Notes Payable	283,266	283,211
Less: Current Portion	(283,266)	(283,211)
Long-Term Notes Payable	$ -	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2011	$ 283,266

NOTE 11 -

DEBT FORGIVENESS

During the year ended December 31, 2009, an outside attorney of the Company forgave a total of $61,514 in previously accrued interest on past due balances.

NOTE 12 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2010, which have resulted in an accumulated deficit of $24,801,081 at December 31, 2010.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of approximately $2,852,175, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 12 -

GOING CONCERN (Continued)

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company were unsuccessful in any of the additional funding noted below, it will most likely be forced to substantially reduce or cease operations.

As discussed in Note 6 above, the Company entered into the Stock Purchase Agreement and established the Equity Line.  The Company does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its location sterilization technologies.  The Company believes that it will need approximately $3 million during the twelve months following the SEC effective date for research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth, the frequency and amounts of draws are within its control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.

Also, during 2010, the Company has raised a total of $1,383,400 through the sale of 10,861,665 shares of common stock at prices ranging from $0.12 to $0.25 per share, which funds have been used to keep the Company current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares in 2010 and 2009, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed.

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

NOTE 13 – SUBSEQUENT EVENTS

In December 2010, the Company announced a Services Agreement (the “Agreement”) with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions (the “Project”) of its AsepticSure™ disinfection systems (“ADS”). A contract and detailed development plan were executed by the parties in January 2011.  All notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on behalf of the Company for the Project will be the sole and exclusive property of the Company.  The term of the Agreement will continue until the completion of the Project, unless otherwise terminated in accordance with specific notices as outlined in the Agreement.  The Project deliverables will include: (1) pre-production prototype made to ADS specifications, (2) design and device content regulatory compliant with North America, Europe and United Kingdom regulatory and licensing agencies, (3) a soft launch program managed by the Company and ADA, followed by increased production; and (4) additional outsourced macro-level manufacturing capacity as required, managed and supervised by the Company and ADA.  During the next 12 months Project costs are anticipated to be approximately $468,000, plus applicable HST fees of 13%, to be paid as services are provided under the Agreement.