Form 10-Q
period 2011-03-31
MEDIZONE INTERNATIONAL INC
filed 2011-05-04
CIK 753772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 2-93277-D

MEDIZONE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada

    87-0412648

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2330 Marinship Way, Suite 300, Sausalito, California 94965

(Address of principal executive offices, Zip Code)

(415) 331-0303

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

At May 4, 2011, the registrant had 260,944,236 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.

FORM 10-Q

INDEX

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$195,374	$435,894
Prepaid expenses	33,979	8,800
Deferred consulting fees	35,044	63,923
Total Current Assets	264,397	508,617

PROPERTY AND EQUIPMENT (NET)	919	1,344

OTHER ASSETS
Trademark and patents, net	123,763	117,771
Lease deposit	1,122	1,122
Total Other Assets	124,885	118,893

TOTAL ASSETS	$390,201	$682,854

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$521,737	$451,412
Accounts payable – related parties	229,166	228,269
Due to stockholders	6,000	6,000
Accrued expenses	433,443	427,529
Accrued expenses – related parties	1,962,416	1,964,316
Notes payable	295,943	283,266
Total Current Liabilities	3,448,705	3,360,792

CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,673,557	3,585,644

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001
par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001
par value, 259,944,236 and 259,362,171 shares issued
and outstanding, respectively	259,944	259,362
Common stock subscribed	1,000	-
Additional paid-in capital	21,772,598	21,593,448
Other comprehensive loss	(10,625)	(8,519)
Deficit accumulated during the development stage	(25,306,273)	(24,801,081)
Total Stockholders' Deficit	(3,283,356)	(2,956,790)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$390,201	$628,854

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2011	2010	2011
REVENUES	$ -	$ -	$ 133,349

EXPENSES
Cost of sales	-	-	103,790
General and administrative	211,304	184,754	18,624,122
Research and development	282,579	134,780	4,442,659
Expense on extension of warrants	-	-	2,092,315
Depreciation and amortization	5,045	1,159	65,559
Bad debt expense	-	-	48,947
Total Expenses	498,928	320,693	25,377,392
Loss from Operations	(498,928)	(320,693)	(25,244,043)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	208,417
Debt forgiveness	-	-	61,514
Non-controlling interest in loss	-	-	26,091
Other income	-	-	19,780
Interest expense	(6,264)	(5,954)	(1,147,770)
Loss on termination of license agreement	-	-	(125,000)
Total Other Expenses	(6,264)	(5,954)	(956,968)

LOSS BEFORE EXTRAORDINARY ITEMS	(505,192)	(326,647)	(26,201,011)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	479,738
Lawsuit settlement	-	-	415,000
Total Extraordinary Items	-	-	894,738

NET LOSS	(505,192)	(326,647)	(25,306,273)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(2,106)	(1,598)	(10,625)

TOTAL COMPREHENSIVE LOSS	$ (507,298)	$ (328,245)	$ (25,316,898)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	259,672,606	242,146,910

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(505,192)	$(326,647)	$(25,306,273)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	5,017	1,139	65,448
Stock issued for services	-	15,891	4,714,741
Stock issued for early termination of a marketing rights agreement and a joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	28,879	16,397	166,267
Expense on extension of warrants below
market value	-	-	2,092,315
Value of stock options granted	1,733	-	396,945
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlement	-	-	(603,510)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(6,357)	2,979	(56,427)
Accounts payable and accounts payable – related parties	71,222	(24,704)	1,371,780
Accrued expenses and accrued expenses – related parties	4,014	9,614	3,043,882
Net Cash Used by Operating Activities	(400,684)	(305,331)	(13,273,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patents	(10,584)	-	(63,726)
Purchase of property and equipment	-	-	(44,182)
Net Cash Used by Investing Activities	(10,584)	-	(107,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(6,145)	(2,033)	(204,943)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Repayment on stockholders advances	-	-	(25,191)
Capital contributions	-	-	439,870
Stock issuance costs	(4,300)	-	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock and subscribed for cash	183,299	125,000	11,893,361
Net Cash Provided by Financing Activities	172,854	122,967	13,587,131
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,106)	(1,598)	(10,625)
NET DECREASE IN CASH	(240,520)	(183,962)	195,374
CASH AT BEGINNING OF PERIOD	435,894	359,891	-
CASH AT END OF PERIOD	$195,374	$175,929	$195,374

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2011	2010	2011

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$350	$40	$30,368
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$18,822	$-	$21,597
Stock issued for services	$-	$15,891	$3,390,898
Stock issued for prepaid consulting fees	$-	$71,338	$301,811
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 1

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements.  These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Certain balances in the March 31, 2010 consolidated financial statements have been reclassified to be consistent with the March 31, 2011 and December 31, 2010 presentation.

NOTE 2

CANADIAN FOUNDATION FOR GLOBAL HEALTH

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company for the periods ended March 31, 2011 and 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 3

BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2011	2010
Numerator
- Loss before extraordinary items	$ (505,192)	$ (326,647)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	259,672,606	242,146,910

Basic loss per share
- Before extraordinary items	$ (0.00)	$ (0.00)
- Extraordinary items	0.00	0.00
Basic loss per share	$ (0.00)	$ (0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4

GOING CONCERN

The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2011, which have resulted in an accumulated deficit of $25,306,273 at March 31, 2011.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of $3,184,308, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company were unsuccessful in any of the additional funding noted below, it would most likely be forced to substantially reduce or cease operations.

As discussed in Note 7 below, the Company entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) and established an equity line financing facility (or “Equity Line”).  Management does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its location sterilization technologies.  The Company believes that it will need approximately $3 million during the year ending December 31, 2011 for research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth, the frequency and amounts of draws are within the Company’s control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.  During the three-month period ended March 31, 2011, the Company drew $58,999 (net of a one-time administrative fee of $4,300 as discussed in Note 7) of the Equity Line through the issuance of 582,065 shares of common stock at a price of $.10875 per share (after consideration of the 25% discount as discussed in Note 7).

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 4

GOING CONCERN (Continued)

Also, during the three-month period ended March 31, 2011, the Company raised a total of $120,000 through the sale of 1,000,000 shares of common stock subscribed for as of March 31, 2011 at a price of $0.12 per share.  These funds, as well as the Equity Line funds, have been used to keep the Company current in its reporting obligations under the SEC Exchange Act of 1934 (”Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization initiative.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares previously, although the Company has no current agreements with these investors and there is no assurance given that these investors will in fact purchase additional shares.

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

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2011 and December 31, 2010.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities

As of March 31, 2011 and December 31, 2010, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

In 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The lease term has been extended through June 30, 2011 and includes a monthly lease payment of $1,300 Canadian Dollars plus the applicable Goods and Services Tax (GST). A second laboratory space for full scale room testing has been rented that includes a monthly lease payment of $1,200 Canadian Dollars, plus the applicable GST, through June 30, 2011.  Also, in March 2011, the Company entered into a lease agreement and established its own corporate offices in California that includes a monthly lease payment of $2,500 U.S. Dollars and is renewable on a month to month basis following the initial lease term that ends in May 2011.  This arrangement should allow the Company to expand its commercial offices even further, should that become necessary sooner than currently envisioned.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 6

COMMON STOCK WARRANTS AND OPTIONS

Warrants

All outstanding warrants were either exercised or expired unexercised prior to December 31, 2009, thus there are no warrants outstanding as of March 31, 2011 or December 31, 2010.

Options

In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which do not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized $1,041 of expense during the three-month period ended March 31, 2011.  The remaining $19,001 will be recognized between April 1 and December 30, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which do not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized $694 of expense during the three-month period ended March 31, 2011.  The remaining $12,667 will be recognized between April 1 and December 30, 2011.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.43%
Expected life	5 years
Expected volatility	176.45%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of March 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	7,750,000	$0.17
Granted	250,000	$0.14
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	8,000,000	$0.17
Exercisable	3,000,000	$0.16

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $1,733 and $0 was recorded for the three-month period ended March 31, 2011 and 2010, respectively, using the Black-Scholes option pricing model.

NOTE 7

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During the three months ended March 31, 2010, the Company issued 500,000 shares of common stock for cash proceeds of $125,000, or $0.25 per share.  There were no underwriters involved.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 7

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

During the three months ended March 31, 2011, the Company issued 582,065 shares of common stock (with an additional 1,000,000 shares subscribed for as of March 31, 2011, to be issued in April 2011) to accredited investors for cash proceeds of $183,299, at prices ranging from $0.10875 to $0.12 per share.  There were no underwriters involved.

As previously discussed in Note 6, in March 2011, the Company granted options to acquire 250,000 shares of common stock to two consultants.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years but don’t vest until December 30, 2011.  The grant date fair value of these options granted totals $33,403, of which the Company has recorded $1,733 as an expense during the three months ended March 31, 2011.  The $31,670 remaining has been recorded as deferred consulting fees as of March 31, 2011, and will be recognized through December 30, 2011.  The shares issuable upon exercise of these options are the subject of a registration statement filed by the Company on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”).

Stock Purchase Agreement

In November 2010, the Company entered into the Stock Purchase Agreement, with Mammoth Corporation (“Mammoth”) providing for the Equity Line. The Stock Purchase Agreement provides that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth is committed to purchase up to $10,000,000 of shares of our common stock over the 24-month term of the Stock Purchase Agreement under certain specified conditions and limitations.  Furthermore, in no event may Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9 percent of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations may not be waived by the parties.

Under the terms of the Stock Purchase Agreement, the Company has the opportunity for a 24-month period, commencing on the date on which the SEC first declared effective the registration statement filed in connection with the resale of shares issued under the Equity Line, to require Mammoth to purchase up to $10,000,000 in shares of common stock. For each share of common stock purchased under the Stock Purchase Agreement, Mammoth will pay to the Company a purchase price equal to 75 percent of the lowest closing bid price during the five consecutive trading day period (the “Draw Down Pricing Period”) preceding the date a draw down notice (the “Draw Down Notice”) is delivered by the Company to Mammoth (the “Draw Down Date”) in a manner provided by the Stock Purchase Agreement.  Subject to the limitations outlined below, the Company may, at its sole discretion, issue a Draw Down Notice to Mammoth, and Mammoth will then be irrevocably bound to purchase such shares.

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

The Company agreed to pay up to $5,000 (of which the Company paid $4,300 during the three months ended March 31, 2011 to fully satisfy this obligation) of reasonable attorneys’ fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Mammoth on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2011 and December 31, 2010

NOTE 7

STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of our common stock under the Stock Purchase Agreement.  The Company is not permitted to make Draw Downs under the Stock Purchase Agreement at any time there is not an effective registration statement registering the resale of shares of common stock by Mammoth.  As previously mentioned, the Company has made one Draw Down request under the Stock purchase Agreement during the three-month period ended March 31, 2011.  On January 25, 2011, the registration statement was declared effective by the SEC.  The Company has agreed to file all necessary post-effective amendments to the registration statement under applicable SEC rules and regulations in order to keep the registration statement currently effective.

The Stock Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Stock Purchase Agreement will terminate automatically on the 24-month anniversary of the effective date of the registration statement (which term may not be extended by the parties).

ADA Innovations

In December 2010, the Company reached an agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions of the Company’s AsepticSure™ disinfection systems.  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011.  In addition, BiOzone Corporation will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the three-month period ended March 31, 2011, the Company incurred expenses totaling $124,727 for services provided under the Services Agreement.

NOTE 8

DUE TO STOCKHOLDERS AND ACCOUNTS PAYABLE – RELATED PARTIES

Certain directors had advanced a total of $7,000 to the Company to cover operating expenses.  During 2010, the Company repaid $1,000 of the amount outstanding.  As of March 31, 2011 and December 31, 2010, the remaining $6,000 amount is non-interest bearing, unsecured and due on demand.

As of March 31, 2011 and December 31, 2010, the Company had outstanding $229,166 and $228,269, respectively, owed to certain employees for unpaid previous years services. These employees are shareholders of the Company and therefore have been classified as related parties.

NOTE 8

SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of Topic 855 and notes that there are no events to be reported.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Medizone International, Inc. (“Medizone,” the “Company,” “we,” “us,” “our”), prior to 2008, had been dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and the process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of our products, including a drug production and delivery system; and, (iii) applying our novel technology to the problem of nosocomial infections world-wide.

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

By way of explanation, “log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning.  For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one, as indicated in the following table:

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

In addition, work completed by the Company at Queen’s University demonstrated that the AsepticSure™ system can reliably eliminate in excess of 7 logs (99.99999%) reductions of Listeria monocytogenes and Salmonella typhium with 30-minute exposure to our unique and patented gas mixture, which provides an additional application of the AsepticSure™ technology, beyond that of hospital acquired infections for the food processing industry.

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

Recent Developments

In December 2010, we reached an agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions of our AsepticSure™ disinfection systems.  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011.  In addition, BiOzone, mentioned above, will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on our behalf under the Services Agreement will be our sole and exclusive property.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the three-month period ended March 31, 2011, the Company incurred expenses from ADA totaling $124,727for such services provided.

In March 2011, we announced the appointment of Dr. Michael E. Shannon as the new President of Medizone International, Inc.  Dr. Shannon will remain as the President of Canadian Foundation for Global Health (as further discussed in the next paragraph), a member of our Board of Directors as well as our Director of Medical affairs.

Canadian Foundation for Global Health – Consolidated Variable Interest Entity

In 2008, we assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with us for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

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

We follow the accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and operations of CFGH are being consolidated with our financial results and in our consolidated financial statements included within this quarterly report.

Employees

As of March 31, 2011, we had five employees (of which four are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.  The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis now exceeds twenty.

Results of Operations

Three Months Ended March 31, 2011 and 2010

We were incorporated in January 1986.  We are a development stage company engaged in research into the use of an ozone based fogging mixture as a disinfectant.  Our current work is in the field of hospital sterilization, and other industrial applications requiring disinfectant, rather than human therapies.  We are now developing production equipment with the intention of initiating sales later this year.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations.   If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

For the three months ended March 31, 2011, we had a net loss of $505,192, compared with a net loss for the three months ended March 31, 2010 of $326,647.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants.

For the three months ended March 31, 2011 and 2010, we incurred $211,304 and $184,754 in general and administrative expenses. The majority of these costs include payroll and consulting fees, professional fees, director fees and performance bonuses.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the three months ended March 31, 2011 and 2010, we incurred $282,579 and $134,780 in research and development costs as we continue to incur additional research and development costs, as a result of prototype development costs, consulting, and other research activities.  Since inception, we have spent a total of $4,442,659 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $295,943 and $283,266 at March 31, 2011 and December 31, 2010, respectively.  Interest expense on these obligations during the three months ended March 31, 2011 and 2010 was $6,264 and $5,954, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

At March 31, 2011, our working capital deficiency was $3,184,308, compared to a working capital deficiency of $2,852,175 at December 31, 2010.  The stockholders’ deficit at March 31, 2011 was $3,283,356 compared to $2,956,790 at December 31, 2010.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  As discussed above, the Company entered into the Stock Purchase Agreement with Mammoth, in November 2010, and established the Equity Line.  We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our location sterilization technologies.  We believe that we will need approximately $3 million during the year ending December 31, 2011 for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement, the frequency and amounts of draws are within our control.  We are not obligated to make any draws, and we may draw any amount up to the full amount of the Equity Line, in our discretion.  We do not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement our business plan.

During the three months ended March 31, 2011, we generated cash of $183,299 through the sale of common stock to accredited investors at prices ranging from $0.10875 to $0.12 per share.  We expect that additional capital will come primarily from the Equity Line to continue our research and development activities and to sustain operations.  Also, we anticipate that we will be able to raise additional funds, if needed, from some of the same accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors and there is no assurance that these investors will purchase additional shares.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•

Rigorous government scrutiny and regulation of our products and planned products;

•

Potential effects of adverse publicity regarding ozone and related technologies or industries;

•

Failure to sustain or manage growth including the failure to continue to develop new products; and

•

The ability to obtain needed financing.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.  Our chief executive officer and our chief financial officer concluded that at March 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

There were no material developments during the quarter ended March 31, 2011 relative to the legal matters previously disclosed by the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales Under the Equity Line

During the three-month period ended March 31, 2011, we sold 582,065 shares of common stock pursuant to a single Draw Down Notice under the Stock Purchase Agreement to Mammoth for cash proceeds totaling $63,299, or $0.10875 per share.  There were no underwriters involved.  A portion of the proceeds from this sale ($4,300) was paid to Mammoth as required under the Stock Purchase Agreement to reimburse it for legal fees and other expenses related to the negotiation of the Stock Purchase Agreement.  The net proceeds ($58,999) were used for general operating expenses and for the continuing development of the AsepticSure™ hospital sterilization system.  The sale to Mammoth was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

Private Placements

During the three-month period ended March 31, 2011, we sold an aggregate of 1,000,000 restricted shares of common stock to a total of  two accredited investors for cash proceeds totaling $120,000, or $0.12 per share.  The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company.  These common shares were subscribed for as of March 31, 2011 and issued subsequent to the end of the quarter.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital sterilization system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

MEDIZONE INTERNATIONAL, INC.

(Registrant)

/s/ Edwin G. Marshall

Edwin G. Marshall, Chairman and Chief Executive

Officer (Principal Executive Officer)

/s/ Thomas (Tommy) E. Auger

Thomas (Tommy) E. Auger, Chief Financial Officer

(Principal Financial and Principal Accounting Officer)

May 4, 2011