Form 10-Q
period 2011-06-30
MEDIZONE INTERNATIONAL INC
filed 2011-07-26
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

At July 22, 2011, the registrant had 269,219,103 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2011

		Page No.
Part I — Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets: June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited): For the Three and Six Months Ended June 30, 2011 and 2010 and from inception on January 31, 1986 through June 30, 2011	4

	Consolidated Statements of Cash Flow (Unaudited): For the Six Months Ended June 30, 2011 and 2010 and from inception on January 31, 1986 through June 30, 2011	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II — Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

Signatures		23

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$706,327	$435,894
Prepaid expenses	44,021	8,800
Deferred consulting fees	15,694	63,923
Total Current Assets	766,042	508,617

PROPERTY AND EQUIPMENT (NET)	495	1,344

OTHER ASSETS
Trademark and patents, net	119,441	117,771
Lease deposit	1,122	1,122
Total Other Assets	120,563	118,893

TOTAL ASSETS	$887,100	$628,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$509,745	$451,412
Accounts payable – related parties	229,646	228,269
Due to stockholders	6,000	6,000
Accrued expenses	439,357	427,529
Accrued expenses – related parties	1,962,451	1,964,316
Notes payable	289,017	283,266
Total Current Liabilities	3,436,216	3,360,792

CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,661,068	3,585,644

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized of $0.00001par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001par value, 269,219,103 and 259,362,171 shares issued and outstanding, respectively	269,219	259,362
Common stock subscribed	125	-
Additional paid-in capital	22,812,729	21,593,448
Other comprehensive loss	(13,480)	(8,519)
Deficit accumulated during the development stage	(25,842,561)	(24,801,081)
Total Stockholders' Deficit	(2,773,968)	(2,956,790)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$887,100	$628,854

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-		-	103,790
General and administrative	217,798	207,944	429,102	392,698	18,841,920
Research and development	306,715	156,243	589,294	291,023	4,749,374
Expense on extension of warrants	-	-	-	-	2,092,315
Depreciation and amortization	5,361	1,209	10,406	2,368	70,920
Bad debt expense	-	-	-	-	48,947
Total Expenses	529,874	365,396	1,028,802	686,089	25,907,266
Loss from Operations	(529,874)	(365,396)	(1,028,802)	(686,089)	(25,773,917)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	-	-	208,417
Debt forgiveness	-	-	-	-	61,514
Non-controlling interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Interest expense	(6,414)	(5,918)	(12,678)	(11,872)	(1,154,184)
Loss on termination of license agreement	-	-	-	-	(125,000)
Total Other Expenses	(6,414)	(5,918)	(12,678)	(11,872)	(963,382)

LOSS BEFORE EXTRAORDINARY ITEMS	(536,288)	(371,314)	(1,041,480)	(697,961)	(26,737,299)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	-	-	479,738
Lawsuit settlement					415,000
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(536,288)	$(371,314)	$(1,041,480)	$(697,961)	$(25,842,561)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(2,855)	(4,701)	(4,961)	(6,299)	(13,480)

TOTAL COMPREHENSIVE LOSS	(539,143)	(376,015)	(1,046,441)	(704,260)	(25,856,041)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	264,273,347	244,738,454	261,985,685	243,449,840

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,041,480)	$(697,961)	$(25,842,561)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation and amortization	10,349	2,334	70,780
Stock issued for services	-	86,191	4,714,741
Stock issued for early termination of a license agreement	-	-	125,000
Amortization of deferred consulting fees	48,229	45,048	185,617
Expense on extension of warrants below market value	-	-	2,092,315
Value of stock options granted	12,252	23,047	407,464
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	-	(603,510)
Changes in assets and liabilities:
Prepaid expenses and lease deposit	(26,695)	4,320	(76,765)
Accounts payable and accounts payable-related parties	59,710	(43,265)	1,360,268
Accrued expenses and accrued expenses-related parties	9,963	15,638	3,049,831
Net Cash Used in Operating Activities	(927,672)	(564,648)	(13,800,212)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(11,170)	(11,811)	(64,312)
Purchase of property and equipment	-	-	(44,182)
Net Cash Used in Investing Activities	(11,170)	(11,811)	(108,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(2,776)	(2,720)	(201,574)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Payment on stockholder advances	-	-	(25,191)
Capital contributions	-	-	439,870
Stock issuance costs	(4,300)	(10,000)	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock and subscribed for cash	1,221,312	566,400	12,931,374
Net Cash Provided by Financing Activities	1,214,236	553,680	14,628,513
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,961)	(6,299)	(13,480)
NET INCREASE (DECREASE) IN CASH	270,433	(29,078)	706,327
CASH AT BEGINNING OF PERIOD	435,894	359,891	-
CASH AT END OF PERIOD	$706,327	$330,813	$706,327

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$850	$44	$30,868
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$8,526	$-	$8,526
Stock issued for services	$-	$86,191	$3,390,898
Stock issued for prepaid consulting fees	$-	$23,838	$301,811
Stock issued for stock offering cost	$-	$100,000	$100,000
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 1  BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 3  BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods of the consolidated financial statements as follows:

	For the Three Months Ended June 30,
	2011	2010
Numerator
- Loss before extraordinary items	$(536,288)	$(371,314)
- Extraordinary items	-	-

Denominator (weighted average number of common shares outstanding)	264,273,347	244,738,453

Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	$(0.00)	0.00
Basic Loss Per Share	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2011	2010
Numerator
- Loss before extraordinary items	$(1,041,480)	$(697,961)
- Extraordinary items	-	-

Denominator (weighted average number of common shares outstanding)	261,985,685	243,449,840

Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.00)	$(0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 4  GOING CONCERN

The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2011, which have resulted in a deficit accumulated during the development stage of $25,842,561 at June 30, 2011.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of $2,670,174, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional funds and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products, hospital beta testing, commercialization, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company were unsuccessful in any of the additional funding noted below, it would most likely be forced to substantially reduce or cease operations.

As discussed in Note 7, the Company entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) and established an equity line financing facility (or “Equity Line”).  Management does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its disinfection technologies.  The Company believes that it will need approximately $3 million during the year ending December 31, 2011 for research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth Corporation (“Mammoth”), the frequency and amounts of draws are within the Company’s control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.  During the six-months ended June 30, 2011, the Company drew $717,012 (net of a one-time administrative fee of $4,300 as discussed in Note 7) of the Equity Line through the issuance of 4,231,932 shares of common stock at prices ranging from $0.10875 to $0.192 per share (after consideration of the 25% discount as discussed in Note 7).

Also, during the six-months ended June 30, 2011, the Company raised a total of $500,000 through the sale of 5,750,000 shares of common stock (of which 125,000 shares are subscribed for) as of June 30, 2011, at prices ranging from $0.08 to $0.12 per share.  These funds, as well as the Equity Line funds, have been used to keep the Company current in its reporting obligations under the SEC Exchange Act of 1934 (“Exchange Act”) and to pay certain other corporate obligations including the final costs of development for the production version of its AsepticSure™ hospital disinfection system.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to continue to raise additional funds from some of the same investors who have purchased shares previously, although the Company has no current agreements with these investors and there is no assurance given that these investors will in fact purchase additional shares.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2011 and December 31, 2010. The Company intends to contest the judgment if and when it is able to in the future.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 5  COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Liabilities
As of June 30, 2011 and December 31, 2010, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years. Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
In 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The initial lease term expired on June 30, 2011, but has been extended to June 30, 2012, with a monthly lease payment increasing from $1,300 to $1,350 Canadian Dollars plus the applicable Goods and Services Tax (GST).  A second laboratory space for full scale room testing also expired on June 30, 2011, but was extended to June 30, 2012, with a monthly lease payment increasing from $1,200 to $1,250 Canadian Dollars, plus the applicable GST.  In March 2011, the Company entered into a lease agreement and established its own corporate offices in California that includes a monthly lease payment of $2,500 U.S. Dollars and is renewable on a month to month basis following the initial lease term that ended in May 2011.  This arrangement should allow the Company to expand its commercial offices even further, should that become necessary sooner than currently envisioned.

NOTE 6  COMMON STOCK WARRANTS AND OPTIONS

Warrants
All outstanding warrants were either exercised or expired unexercised prior to December 31, 2009, thus there are no warrants outstanding as of June 30, 2011 or December 31, 2010.

Options
In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which do not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized $6,311 and $7,351 of expense during the three and six months ended June 30, 2011, respectively.  The remaining $12,691 will be recognized between July 1, and December 30, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which do not vest until such date. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized $4,207 and $4,901 of expense during the three and six months ended June 30, 2011, respectively.  The remaining $8,460 will be recognized between July 1, and December 30, 2011.

On March 29, 2010, the Company granted options for the purchase of 250,000 shares of common stock to an individual for research and development consulting services to be performed for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The grant date fair value of these options was $46,094, in connection with which the Company recognized $23,047 of expense during the six months ended June 30, 2010.  The remaining $23,047 was recognized during the three months ended September 30, 2010.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 6  COMMON STOCK WARRANTS AND OPTIONS (Continued)

For the six months ended June 30, 2011, the Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.43%
Expected life	5 years
Expected volatility	176.45%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2011 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	$0.17
Granted	250,000	$0.14
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	8,000,000	$0.17
Exercisable	3,000,000	$0.16

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $12,252 and $23,047 was recorded for the six months ended June 30, 2011 and 2010, respectively, using the Black-Scholes option pricing model.

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

Common Stock for Cash – For the Six Months Ended June 30, 2011
During February 2011, the Company issued 582,065 shares of common stock to Mammoth, an accredited investor (as part of the Equity Line), for cash proceeds of $59,000 (net of $4,300 of stock issuance costs) at a price of $0.10875 per share.  There were no underwriters involved.

During March 2011, the Company sold an aggregate of 1,000,000 shares of common stock that were subscribed for as of March 31, 2011 and issued in April 2011.  The purchasers of these shares were two accredited investors.  The Company received cash proceeds of $120,000, or $0.12 per share in connection with these sales.  There were no underwriters involved.

During April and May 2011, the Company issued 3,649,867 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $658,012.  The sales were made pursuant to two separate “Draw Down Notices” issued by the Company under the Stock Purchase Agreement. The first notice was effective May 18, 2011, for 1,583,771 shares and proceeds of $261,322, or approximately $0.165 per share.  The second notice was effective June 16, 2011, for 2,066,096 shares and proceeds of $396,690, or approximately $0.192 per share.  There were no underwriters involved.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

During April, May and June 2011, the Company issued an aggregate of 4,625,000 restricted shares of common stock, to accredited investors for cash proceeds of $370,000 at a price of $0.08 per share.  There were no underwriters involved.

During June 2011, the Company entered into a transaction, with an accredited investor, for 125,000 restricted shares of common stock (that were subscribed for as of June 30, 2011 which will be issued the latter part of July or early August 2011), for cash proceeds of $10,000 at a price of $0.08 per share.  There were no underwriters involved.

Common Stock for Cash – For the Six Months Ended June 30, 2010
In January and February 2010, the Company issued an aggregate of 500,000 shares of common stock, for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

In April, May and June 2010, the Company issued an aggregate of 3,622,777 shares of common stock for cash proceeds totaling $441,400, at prices ranging from $0.12 to $0.18 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  The Company also paid stock offering costs to an investment firm of $10,000 who assisted the Company in raising these funds.

Restricted Stock for Services –For the Six Months Ended June 30, 2010
In February 2010, the Company issued a total of 137,000 shares of common stock to two consultants for consulting, marketing, and web support services valued at $39,730, or $0.29 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  Both consulting agreements were based on a term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010 ($15,891 as stock issued for services and $23,839 as amortization of deferred consulting expense).

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

Deferred Consulting Fees
Deferred consulting fees from stock transactions entered into prior to December 31, 2009 resulted in amortization of $48,229 and $45,048 (of which $23,839 was described above) during the six months ended June 30, 2011 and 2010, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

Stock Purchase Agreement
In November 2010, the Company entered into the Stock Purchase Agreement, with Mammoth providing for the Equity Line. The Stock Purchase Agreement provides that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth is committed to purchase up to $10,000,000 of shares of our common stock over the 24-month term of the Stock Purchase Agreement under certain specified conditions and limitations.  Furthermore, in no event may Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9 percent of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations may not be waived by the parties.

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

The Company agreed to pay up to $5,000 (of which the Company paid $4,300 during the six months ended June 30, 2011 to fully satisfy this obligation) of reasonable attorneys’ fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Mammoth on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of our common stock under the Stock Purchase Agreement.  The Company is not permitted to make Draw Downs under the Stock Purchase Agreement at any time there is not an effective registration statement registering the resale of shares of common stock by Mammoth.  As previously mentioned, the Company has made three Draw Down request under the Stock purchase Agreement during the six months ended June 30, 2011.  On January 25, 2011, the registration statement was declared effective by the SEC.  The Company has agreed to file all necessary post-effective amendments to the registration statement under applicable SEC rules and regulations in order to keep the registration statement currently effective.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011 and December 31, 2010

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

In addition, BiOzone Corporation will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the three and six months ended June 30, 2011, the Company incurred expenses totaling approximately $201,000 and $326,000, respectively, for services provided under the Services Agreement.  Of these amounts, approximately $183,000 and $308,000 were recorded as research and development costs in the three and six months ended June 30, 2011, respectively.

NOTE 8  DUE TO STOCKHOLDERS AND ACCOUNTS PAYABLE – RELATED PARTIES

Certain directors had advanced a total of $7,000 to the Company to cover operating expenses.  During 2010, the Company repaid $1,000 of the amount outstanding.  As of June 30, 2011 and December 31, 2010, the remaining $6,000 amount is non-interest bearing, unsecured and due on demand.

As of June 30, 2011 and December 31, 2010, the Company had outstanding $229,646 and $228,269, respectively, owed to certain employees for unpaid previous years services. These employees are shareholders of the Company and therefore have been classified as related parties.

NOTE 9  SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has concluded that there are no events to be reported.

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

Beginning in 2008, management re-positioned the Company to pursue an initiative in the field of hospital disinfection. Following laboratory results with Bacillus subtilis, an internationally recognized surrogate for anthrax, that produced 7 log reductions (sterilization), we have expanded our research and business plan to include bio-terrorism countermeasures as well as hospital disinfection and critical infrastructure de-contamination.

By way of explanation, “log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning.  For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one, as indicated in the following table:

• 1 log reduction means the number of germs is 10 times smaller
• 2 log reduction means the number of germs is 100 times smaller
• 3 log reduction means the number of germs is 1000 times smaller
• 4 log reduction means the number of germs is 10,000 times smaller
• 5 log reduction means the number of germs is 100,000 times smaller
• 6 log reduction means the number of germs is 1,000,000 times smaller
• 7 log reduction means the number of germs is 10,000,000 times smaller

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

We expect our unique ozone generating technologies will play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as “the silent epidemic” (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to MRSA (Methicillin-resistant Staphylococcus aureus) infection.  This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal.  According to the AAOS Study, “the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995.

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

During May 2009, we commenced the first of a series of trials designed to confirm that our AsepticSure™ Hospital Disinfection System can rapidly eliminate hospital-based bacterial pathogens known to be responsible for the growing number of deaths and serious infections currently plaguing the healthcare system worldwide.  We engaged an internationally recognized expert in medical microbiology and hospital infections to lead these trials.

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

We started hospital beta-testing of a prototype system utilizing the original technology during the summer of 2010, with the initial phases successfully completed during early October 2010.  The first round of in-hospital beta-testing for this AsepticSure™ hospital disinfection system was completed on October 9, 2010, at a Hotel Dieu hospital in Kingston, Ontario, Canada.  The targeted hospital space was artificially contaminated with high concentrations of MRSA and C. difficile, using both regulatory compliant stainless steel discs and carpet samples typically found in many health care facilities. One hundred percent of the MRSA and C. difficile was eliminated from the discs (7.1 logs for MRSA and 6.2 logs for C difficile).  The pathogens were also completely eliminated from all contaminated carpet samples, something we believe to be unachievable with any other technology. Testing further indicated that beyond the test samples artificially introduced, all pre-occurring pathogens present before testing were also eliminated on all surfaces by the AsepticSure™ hospital disinfection system.

Additional in-hospital beta testing is continuing in 2011.  Our goal is to demonstrate an actual and significant reduction in the rate of re-infection for hospital acquired infections by institutions utilizing our system. We expect to conduct the majority of the remaining hospital beta testing using production equipment.

In addition to the hospital disinfection initiative, we have developed an ozone-destruct unit which is used following disinfection of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including disinfection followed by ozone destruct to habitable standards in two hours or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

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

Recent Developments

International Recognition of AsepticSure™

A prestigious peer review medical journal, The American Journal of Infection Control, recently published a peer-reviewed article on the science of AsepticSure™ and its unprecedented micromicrobial disinfection ability. (> 6 log kill for all pathogens tested), titled: “Effectiveness of a novel ozone-based system for the rapid high-level disinfection of health care spaces and surfaces,” authored by Dick Zoutman, MD, FRCPC, Michael Shannon, MD, MSc,b,c, and Arkady Mandel, MD, PhD, DScc, Kingston, and Ottawa, Ontario, Canada.  The review was based on the work completed at our laboratories located at Innovation Park, Queen’s University, in Kingston, Ontario, Canada.

In July 2011, canadaNOW, a bi-annual national magazine of the Canadian university research parks, featured AsepticSure™ in an article titled, “Taking on the ‘silent epidemic.’”

Also in July 2011, AsepticSure™ was awarded one of three Awards for Innovation at the First International Conference on Prevention and Infection Control (ICPICP) sponsored by the World Health Organization in Geneva, Switzerland.

New President of Medizone International, Inc.

In March 2011, we announced the appointment of Dr. Michael E. Shannon as the new President of Medizone International, Inc.  Dr. Shannon will remain as the President of Canadian Foundation for Global Health, a member of our Board of Directors, as well as our Director of Medical Affairs.

Canadian Foundation for Global Health – Consolidated Variable Interest Entity

In 2008, we assisted in the formation of the Canadian Foundation for Global Health (“CFGH”), a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with us for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit, and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

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

Employees

As of June 30, 2011, we had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.  The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis now exceeds 20.

Results of Operations

Three Months Ended June 30, 2011 and 2010

We were incorporated in January 1986.  We are a development stage company engaged in research into the use of an ozone based fogging mixture as a disinfectant.  Our current work is in the field of hospital disinfection, and other industrial applications requiring disinfectant, rather than human therapies.  We are now developing production equipment with the intention of initiating sales later this year.  We have not generated, and cannot predict when or if we will generate, revenues or sufficient cash flow to fund continuing or planned operations.   If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

For the three months ended June 30, 2011, we had a net loss of $536,288, compared with a net loss for the three months ended June 30, 2010 of $371,314.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants.

For the three months ended June 30, 2011 and 2010, we incurred $217,798 and $207,944 in general and administrative expenses, respectively. The majority of these costs include payroll and consulting fees, professional fees, director fees and performance bonuses.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the three months ended June 30, 2011 and 2010, we incurred, respectively, $306,715 and $156,243 in research and development costs as we continue to incur additional research and development costs, as a result of prototype development costs, consulting, and other research activities.  The primary increase for the three months ended June 30, 2011 compared to 2010 was a result of approximately $183,000 in services performed by ADA Innovations for final development and production manufacturing of portable versions of our AsepticSure™ disinfection system. Since inception, we have spent a total of $4,749,374 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $289,017 and $283,266 at June 30, 2011 and December 31, 2010, respectively.  Interest expense on these obligations during the three months ended June 30, 2011 and 2010 was $6,414 and $5,918, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, we had a net loss of $1,014,480, compared with a net loss for the six months ended June 30, 2010 of $697,961.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants, and the extension of certain stock purchase warrants outstanding.

For the six months ended June 30, 2011 and 2010, we incurred $429,102 and $392,698, respectively, in general and administrative expenses.  Our primary expenses are payroll, consulting fees, and professional fees.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2011 and 2010, we incurred $589,294 and $291,023, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities.  The primary increase for the six months ended June 30, 2011 compared to the same period in 2010, was a result of approximately $308,000 paid for services performed by ADA Innovations in connection with the final development and production manufacturing of portable versions of our AsepticSure™ disinfection system.  Since inception, we have spent a total of $4,749,374 for research and development of our ozone technology and related apparatus.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $289,017 and $283,266 at June 30, 2011 and December 31, 2010, respectively.  Interest expense on these obligations during the six months ended June 30, 2011 and 2010 was $12,678 and $11,872, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

At June 30, 2011, our working capital deficiency was $2,670,174, compared to a working capital deficiency of $2,852,175 at December 31, 2010.  The stockholders’ deficit at June 30, 2011 was $2,773,968, compared to $2,956,790 at December 31, 2010.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  As discussed above, the Company entered into the Common Stock Purchase Agreement (“Stock Purchase Agreement”) with Mammoth Corporation (“Mammoth”), in November 2010, and established the equity line financing facility (or “Equity Line”).  We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our disinfection technologies.  We believe that we will need approximately $3,000,000 during the year ending December 31, 2011 for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement, the frequency and amounts of draws are within our control.  We are not obligated to make any draws, and we may draw any amount up to the full amount of the Equity Line, in our discretion.  We do not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement our business plan.

During the six months ended June 30, 2011, we drew $717,012 (net of a one-time administrative fee of $4,300) on the Equity Line through the sale of 4,231,932 shares of common stock at prices ranging from $0.10875 to $0.192 per share (after consideration of the 25 percent discount required under the Stock Purchase Agreement).  During the six months ended June 30, 2011, we also raised cash proceeds of $500,000 through the sale of 5,750,000 shares of common stock at prices ranging from $0.08 to $0.12 per share.  Of this amount, 125,000 shares were subscribed for at June 30, 2011, but not yet issued.

We expect that additional funding during the next 12 months will come primarily from the Equity Line to continue our research and development activities and to sustain operations.  Also, we anticipate that we will be able to raise additional funds, if needed, from some of the same accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors and there is no assurance that these investors will purchase additional shares.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.  Our chief executive officer and our chief financial officer concluded that at June 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended June 30, 2011 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales Under the Equity Line

During the six-months ended June 30, 2011, we sold a total of 4,231,932 shares of common stock pursuant to the Stock Purchase Agreement to Mammoth, for net cash proceeds totaling approximately $717,012 (after payment of one-time administrative fee of $4,300).  The sales to Mammoth were made pursuant to three separate “Draw Down Notices” issued by us under the Stock Purchase Agreement.  The first notice was effective February 11, 2011, for 582,065 shares and proceeds of $59,000, or approximately $0.10875 per share.  The second notice was effective May 18, 2011, for 1,583,771 shares and proceeds of $261,322, or approximately, or approximately $0.165 per share.  The third notice was effective June 16, 2011, for 2,066,096 shares and proceeds of $396,690, or approximately $0.192 per share.

There were no underwriters involved in these purchases.  The proceeds of these transactions are used for general operating expenses and for the continuing development of the AsepticSure™ hospital disinfection system. The sales to Mammoth were made without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

The resale of shares issued to Mammoth is registered under an effective registration statement filed by the Company under the Securities Act (File No. 333-171524).

Private Placements

During the three months ended March 31, 2011, we sold an aggregate of 1,000,000 restricted shares of common stock to a total of two accredited investors for cash proceeds totaling $120,000, or $0.12 per share.  The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

During the three months ended June 30, 2011, we sold an aggregate of 4,625,000 restricted shares of common stock to a total of 14 accredited investors for cash proceeds totaling $370,000, or $0.08 per share.  The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company.  These common shares were sold on various dates beginning April 21, 2011 through June 3, 2011.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

In June 2011, we sold 125,000 restricted shares of common stock to a single accredited investor for cash proceeds totaling $10,000, or $0.08 per share.  As of June 30, 2011, these shares were subscribed for, but remained unissued.  They will be issued in the latter part of July or early in August 2011.  The purchaser of the shares was a current shareholder of, but not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 6.  Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC. (Registrant)

July 26, 2011	By:	/s/ Edwin G. Marshall
Edwin G. Marshall
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas (Tommy) E. Auger
Thomas (Tommy) E. Auger
Chief Financial Officer (Principal Financial and Principal Accounting Officer)