Form 10-Q
period 2011-09-30
MEDIZONE INTERNATIONAL INC
filed 2011-10-31
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 31, 2011, the registrant had 270,491,949 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2011

		Page No.
Part I — Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets: September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited): For the Three and Nine Months Ended September 30, 2011 and 2010 and from inception on January 31, 1986 through September 30, 2011	4

	Consolidated Statements of Cash Flow (Unaudited): For the Nine Months Ended September 30, 2011 and 2010 and from inception on January 31, 1986 through September 30, 2011	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II — Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

Signatures		24

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$357,432	$435,894
Prepaid expenses	78,736	8,800
Deferred consulting fees	4,500	63,923
Total Current Assets	440,668	508,617

PROPERTY AND EQUIPMENT (NET)	4,428	1,344

OTHER ASSETS
Trademark and patents, net	151,733	117,771
Lease deposit	1,122	1,122
Total Other Assets	152,855	118,893

TOTAL ASSETS	$597,951	$628,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$497,440	$451,412
Accounts payable – related parties	229,204	228,269
Accrued expenses	445,270	427,529
Accrued expenses – related parties	1,963,000	1,964,316
Due to stockholders	-	6,000
Customer deposits	40,000	-
Notes payable	287,430	283,266
Total Current Liabilities	3,462,344	3,360,792

CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,687,196	3,585,644

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized of $0.00001par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001par value, 270,491,949 and 259,362,171 shares issued and outstanding, respectively	270,492	259,362
Additional paid-in capital	22,991,809	21,593,448
Other comprehensive loss	(23,946)	(8,519)
Deficit accumulated during the development stage	(26,327,600)	(24,801,081)
Total Stockholders’ Deficit	(3,089,245)	(2,956,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$597,951	$628,854

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
General and administrative	283,730	1,187,936	712,831	1,580,634	19,125,649
Research and development	189,688	485,011	778,982	776,034	4,939,062
Expense on extension of warrants	-	-	-	-	2,092,315
Depreciation and amortization	5,390	2,884	15,796	5,252	76,310
Bad debt expense	-	-	-	-	48,947
Total Expenses	478,808	1,675,831	1,507,609	2,361,920	26,386,073
Loss from Operations	(478,808)	(1,675,831)	(1,507,609)	(2,361,920)	(26,252,724)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	-	-	208,417
Debt forgiveness	-	-	-	-	61,514
Non-controlling interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Interest expense	(6,232)	(5,995)	(18,910)	(17,867)	(1,160,416)
Loss on termination of license agreement	-	-	-	-	(125,000)
Total Other Expenses	(6,232)	(5,995)	(18,910)	(17,867)	(969,614)

LOSS BEFORE EXTRAORDINARY ITEMS	(485,040)	(1,681,826)	(1,526,519)	(2,379,787)	(27,222,338)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	-	-	479,738
Lawsuit settlement	-	-	-	-	415,000
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	$(485,040)	$(1,681,826)	$(1,526,519)	$(2,379,787)	$(26,327,600)

OTHER COMPREHENSIVE LOSS
(Loss) gain on foreign currency translation	(10,466)	63	(15,427)	(6,236)	(23,946)

TOTAL COMPREHENSIVE LOSS	$(495,506)	(1,681,763)	$(1,541,946)	$(2,386,023)	$(26,351,546)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	269,632,672	250,143,347	264,562,692	246,780,162

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 31, 1986
	For the Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,526,519)	$(2,379,787)	$(26,327,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,735	5,197	76,166
Stock issued for services	-	1,268,213	4,714,741
Stock issued for early termination of a license agreement	-	-	125,000
Amortization of deferred consulting fees	59,423	21,211	196,811
Expense on extension of warrants below market value	-	-	2,092,315
Value of stock options granted	22,886	249,115	418,098
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	-	(603,510)
Changes in assets and liabilities:
Prepaid expenses and lease deposit	(62,997)	882	(113,067)
Accounts payable and accounts payable-related parties	46,963	(61,169)	1,347,521
Accrued expenses and accrued expenses-related parties	16,425	20,900	3,056,293
Customer deposits	40,000	-	40,000
Net Cash Used in Operating Activities	(1,388,084)	(875,438)	(14,260,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(48,377)	(27,710)	(101,519)
Purchase of property and equipment	(4,404)	-	(48,586)
Net Cash Used in Investing Activities	(52,781)	(27,710)	(150,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(2,775)	(4,055)	(201,573)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Payment on stockholder advances	(6,000)	-	(31,191)
Capital contributions	-	-	439,870
Stock issuance costs	(4,300)	(10,000)	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock and subscribed for cash	1,390,905	1,198,400	13,100,967
Net Cash Provided by Financing Activities	1,377,830	1,184,345	14,792,107
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15,427)	(6,236)	(23,946)
NET INCREASE (DECREASE) IN CASH	(78,462)	274,961	357,432
CASH AT BEGINNING OF PERIOD	435,894	359,891	-
CASH AT END OF PERIOD	$357,432	$634,852	$357,432

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
	For the		on January 31, 1986
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,212	$125	$31,230
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$6,939	$-	$6,939
Stock issued for prepaid consulting fees	$-	$70,303	$301,811
Stock issued for stock offering cost	$-	$100,000	$100,000
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$67,465	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 1  BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements.  These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with the Company as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

NOTE 3  BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2011	2010
Numerator
- Loss before extraordinary items	$(485,040)	$(1,681,826)
- Extraordinary items	-	-
Denominator (weighted average number of common shares outstanding)	269,632,672	250,143,347
Basic loss per share
- Before extraordinary items	$(0.00)	$(0.01)
- Extraordinary items	$(0.00)	$0.00
Basic Loss Per Share	$(0.00)	$(0.01)

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 3  BASIC LOSS PER SHARE (Continued)

	For the Nine Months Ended September 30,
	2011	2010
Numerator
- Loss before extraordinary items	$(1,526,519)	$(2,379,787)
- Extraordinary items	-	-

Denominator (weighted average number of common shares outstanding)	264,562,692	246,780,162

Basic loss per share
- Before extraordinary items	$(0.01)	$(0.01)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.01)	$(0.01)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4  GOING CONCERN

The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2011, which have resulted in a deficit accumulated during the development stage of $26,327,600 as of September 30, 2011.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of $3,021,676, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

As discussed in Note 7, the Company entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) and established an equity line financing facility (or “Equity Line”).  Management does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its disinfection technologies.  The Company believes that it will need approximately $3 million during the year ending December 31, 2011 for research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth Corporation (“Mammoth”), the frequency and amounts of draws are within the Company’s control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.  During the nine months ended September 30, 2011, the Company drew $886,606 (net of a one-time administrative fee of $4,300 as discussed in Note 7) of the Equity Line through the issuance of 5,379,778 shares of common stock at prices ranging from $0.10875 to $0.192 per share (after consideration of the 25% discount as discussed in Note 7).

Also, during the nine months ended September 30, 2011, the Company raised a total of $500,000 through the sale of 5,750,000 shares of common stock as of September 30, 2011, at prices ranging from $0.08 to $0.12 per share.  These funds, as well as the Equity Line funds, have been used to keep the Company current in its reporting obligations under the SEC Exchange Act of 1934 (“Exchange Act”) and to pay certain other corporate obligations including the final costs of development for the production version of its AsepticSure™ hospital disinfection system.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to continue to raise additional funds from some of the same investors who have purchased shares previously, although the Company has no current agreements with these investors and there is no assurance given that these investors will in fact purchase additional shares.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 4  GOING CONCERN (Continued)

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2011 and December 31, 2010. The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities
As of September 30, 2011 and December 31, 2010, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
In 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The initial lease term expired on June 30, 2011, but has been extended to June 30, 2012, with a monthly lease payment increasing from $1,300 to $1,350 Canadian Dollars plus the applicable Goods and Services Tax (“GST”).  A second laboratory space for full scale room testing also expired on June 30, 2011, but was extended to June 30, 2012, with a monthly lease payment increasing from $1,200 to $1,250 Canadian Dollars, plus the applicable GST.  In March 2011, the Company also entered into a lease agreement and established its own corporate offices in California that includes a monthly lease payment of $2,500 U.S. Dollars and is renewable on a month to month basis following the initial lease term that ended in May 2011.  This arrangement should allow the Company to expand its commercial offices even further, should that become necessary sooner than currently envisioned.

NOTE 6  COMMON STOCK WARRANTS AND OPTIONS

Warrants
All outstanding warrants were either exercised or expired unexercised prior to December 31, 2009, thus there are no warrants outstanding as of September 30, 2011 or December 31, 2010.

Options
In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which do not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized $6,380 and $13,731 of expense during the three and nine months ended September 30, 2011, respectively.  The remaining $6,311 will be recognized between October 1, and December 30, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which do not vest until such date. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized $4,254 and $9,155 of expense during the three and nine months ended September 30, 2011, respectively.  The remaining $4,206 will be recognized between October 1, and December 30, 2011.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 6  COMMON STOCK WARRANTS AND OPTIONS (Continued)

In March, 2010, the Company granted options for the purchase of 250,000 shares of common stock to an individual for research and development consulting services to be performed for the period of April 1, 2010 through September 30, 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The grant date fair value of these options was $46,094, in connection with which the Company recognized $46,094 of expense during the nine months ended September 30, 2010.

In July 2010, the Company granted options for the purchase of a total of 3,500,000 shares of common stock to certain board members and employees of the Company as additional compensation for work performed.  These options have an exercise price of $0.20 per share, are exercisable for up to five years, but do not vest until the Company has achieved commercial sales.  As of September 30, 2011, none of these options had vested.  The grant date fair value of these options was $710,577, and will be recorded in the future once the Company has achieved commercial sales.

Also, in July 2010, the Company granted options for the purchase of 1,000,000 shares of common stock to a director of the Company in lieu of an actual stock grant for his services as a board member (see Note 7 for additional discussion on common shares issued to other board members for board service).  These options have an exercise price of $0.20 per share, are exercisable for up to five years, and became fully vested on the date of the grant.  The grant date fair value of these options was $203,021 and has been recorded as board compensation for the nine months ended September 30, 2010.

In August 2010, the Company granted options for the purchase of 250,000 shares of common stock to an outside consultant for patent work performed on behalf of the Company.  These options have an exercise price of $0.27 per share, are exercisable for up to five years, and had no vesting provisions.  The grant date fair value of these options was 67,465 and has been capitalized to patent costs as of September 30, 2010, which costs are being amortized over the expected life of the patent.

In September 2010, the Company granted options for the purchase of 250,000 shares of common stock to an outside consultant in connection with extending his consulting agreement with the Company through September 1, 2011.  These options have an exercise price of $0.275 per share, are exercisable for up to five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product.  As of September 30, 2011, none of these options had vested.  The grant date fair value of these options was $65,067, and will be recorded in the future once the Company has achieved the required commercial sales.

For the nine months ended September 30, 2011, the Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.43%
Expected life	5 years
Expected volatility	176.45%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2011 and changes during the nine months ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	$0.17
Granted	250,000	$0.14
Expired/Canceled	-	n/a
Exercised	-	n/a
Outstanding, end of period	8,000,000	$0.17
Exercisable	3,000,000	$0.16

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 6  COMMON STOCK WARRANTS AND OPTIONS (Continued)

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $22,886 and $249,115 was recorded for the nine months ended September 30, 2011 and 2010, respectively, using the Black-Scholes option pricing model.  An additional amount of $67,465 has been capitalized as patent costs as of September 30, 2010, as previously mentioned, which costs are being amortized over the expected useful life of the patents.

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

Common Stock for Cash – For the Nine Months Ended September 30, 2011
During February 2011, the Company issued 582,065 shares of common stock to Mammoth, an accredited investor (as part of the Equity Line), for cash proceeds of $59,000 (net of $4,300 of stock issuance costs) at a price of $0.10875 per share.  There were no underwriters involved.

During March 2011, the Company sold an aggregate of 1,000,000 restricted shares of common stock that were subscribed for as of March 31, 2011 and issued in April 2011.  The purchasers of these shares were two accredited investors, not otherwise affiliated with the Company.  The Company received cash proceeds of $120,000, or $0.12 per share in connection with these sales.  There were no underwriters involved.

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

During April, May and June 2011, the Company sold an aggregate of 4,625,000 restricted shares of common stock, to accredited investors, not otherwise affiliated with the Company, for cash proceeds of $370,000 at a price of $0.08 per share.  There were no underwriters involved.

During June 2011, the Company entered into a transaction, with an accredited investor not otherwise affiliated with the Company, for 125,000 restricted shares of common stock that were subscribed for as of June 30, 2011 and issued in July 2011, for cash proceeds of $10,000 at a price of $0.08 per share.  There were no underwriters involved.

During September 2011, the Company issued 1,147,846 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $169,594, at a price of $0.14775 per share.  There were no underwriters involved.

Common Stock for Cash – For the Nine Months Ended September 30, 2010
In January and February 2010, the Company issued an aggregate of 500,000 shares of common stock, for cash proceeds totaling $125,000, or $0.25 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

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

In July, August and September 2010, the Company issued an aggregate of 5,266,666 shares of common stock for cash proceeds totaling $632,000, at prices ranging from $0.12 to $0.18 per share.  The shares were issued in private transactions to accredited investors not otherwise affiliated with the Company.  There were no underwriters involved.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

Restricted Stock for Services –For the Nine Months Ended September 30, 2010
In February 2010, the Company issued a total of 137,000 restricted shares of common stock to two consultants for consulting, marketing, and web support services valued at $39,730, or $0.29 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  Both consulting agreements were based on a term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010 ($15,891 as stock issued for services and $23,839 as amortization of deferred consulting expense).

In March 2010, the Company issued 250,000 restricted shares of common stock to a consulting firm for investor relation services valued at $47,500, or $0.19 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The consulting agreement was based on a term through June 30, 2010, the shares vested in equal increments, and the consulting expense was recognized over the same period during 2010.

In April 2010, the Company issued 120,000 restricted shares of common stock in lieu of outstanding consulting fees valued at $22,800, or $0.19 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  These shares had no vesting requirements.

Also, in April 2010, the Company issued 588,235 restricted shares of common stock in satisfaction of a one-year contract with an investment firm to assist the Company in raising required capital, valued at $100,000, or $0.17 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The Company recognized this as a stock issuance cost at the date of issuance and such shares had no vesting requirements.

In July 2010, the Company issued 135,000 shares of restricted common stock to an investor relations company pursuant to a one-year agreement through July 15, 2011 valued at $25,650, or $0.19 per share, which represents the market value of the shares on the date that the Board authorized the issuance of the shares.  The shares vest in equal increments and the expense is to be recorded over the period of the agreement.  The Company recognized consulting expense of $13,894 and $5,343 during the nine months ended September 30, 2011 and 2010, respectively.

Also, in July 2010, the Company issued a total of 4,000,000 shares of restricted common stock to certain directors and officers for board service and performance bonuses valued at a total of $840,000, or $0.21 per share, which represents the market value of the shares on the date that the disinterested members of the Board authorized the issuance of the shares.  The value of the shares, or $840,000, was recorded as director compensation and bonus expense for the nine months ended September 30, 2010.

In August 2010, the Company issued a total of 225,000 shares of restricted common stock to two consultants for consulting, marketing, and web support services valued at a total of $60,750, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The first agreement was for the period of July 15, 2010 through March 31, 2011.  The second agreement was for the period of August 26, 2010 through August 26, 2011.  For both agreements, the shares vest in equal increments and the consulting expense is recognized over the period of the contracts.  The Company recognized consulting expense of $32,029 and $10,754 during the nine months ended September 30, 2011 and 2010, respectively.

Also, in August 2010, the Company issued 118,839 shares of restricted common stock to a consultant in lieu of outstanding consulting fees valued at $32,087, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  An additional 1,000,000 shares of restricted common stock were issued to this same consultant on September 1, 2010, as bonus compensation for extending his consulting agreement through September 1, 2011, valued at $270,000, or $0.27 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The entire amount was recorded as bonus compensation during the nine months ended September 30, 2010.

In December 2010, the Company issued 100,000 shares of restricted common stock to an individual, as part of a web services and media representation consulting agreement, valued at $18,000, or $0.18 per share, which represented the market value of the shares on the date that the Board authorized the issuance of the shares.  The consulting agreement is for the year of 2011.  The Company recognized consulting expense of $13,500 during the nine months ended September 30, 2011.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011 and December 31, 2010

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

Stock Purchase Agreement
In November 2010, the Company entered into the Stock Purchase Agreement with Mammoth providing for the Equity Line.  The Stock Purchase Agreement provides that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth is committed to purchase up to $10,000,000 of shares of our common stock over the 24-month term of the Stock Purchase Agreement under certain specified conditions and limitations.  Furthermore, in no event may Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9 percent of the then outstanding shares of the Company’s common stock.  These maximum share and beneficial ownership limitations may not be waived by the parties.

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

The Company agreed to pay up to $5,000 (of which the Company paid $4,300 during the nine months ended September 30, 2011 to fully satisfy this obligation) of reasonable attorneys’ fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation.  Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Mammoth on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of our common stock under the Stock Purchase Agreement.  The Company is not permitted to make Draw Downs under the Stock Purchase Agreement at any time there is not an effective registration statement registering the resale of shares of common stock by Mammoth.  On January 25, 2011, the registration statement was declared effective by the SEC.  The Company has agreed to file all necessary post-effective amendments to the registration statement under applicable SEC rules and regulations in order to keep the registration statement currently effective.  As previously mentioned, the Company has made four Draw Down request under the Stock purchase Agreement during the nine months ended September 30, 2011.

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
September 30, 2011 and December 31, 2010

NOTE 7  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

In addition, BiOzone Corporation will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the three and nine months ended September 30, 2011, the Company incurred expenses totaling approximately $156,000 and $482,000, respectively, for services provided under the Services Agreement.  Of these amounts, approximately $138,000 and $466,000 were recorded as research and development costs in the three and nine months ended September 30, 2011, respectively.

NOTE 8  DUE TO STOCKHOLDERS AND ACCOUNTS PAYABLE – RELATED PARTIES

In previous years, certain directors had advanced a total of $7,000 to the Company to cover operating expenses.  During 2010, the Company repaid $1,000 leaving $6,000 outstanding as of December 31, 2010 which was non-interest bearing, unsecured and due on demand.  During the nine months ended September 30, 2011, the remaining $6,000 was repaid.

As of September 30, 2011 and December 31, 2010, the Company had outstanding $229,204 and $228,269, respectively, owed to certain employees for unpaid services in previous years. These employees are shareholders of the Company and therefore have been classified as related parties.

NOTE 9  CUSTOMER DEPOSITS

As of September 30, 2011, the Company received two purchase orders and related customer deposits totaling $40,000 to purchase the AsepticSure™ disinfection systems.  The company anticipates deliveries of its first disinfection systems early in 2012.  As of September 30, 2011, these customer deposits have been reflected as current liabilities in the accompanying consolidated balance sheet.

NOTE 10  SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has concluded that there are no events to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to the hospital disinfection initiative, we have developed an ozone-destruct unit which is used following disinfection of the treated infrastructure to reverse the ozone gas (O3) in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including disinfection followed by ozone destruct to habitable standards in ninety minutes or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

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

Recent Developments

International Recognition of AsepticSure™

A prestigious peer review medical journal, The American Journal of Infection Control, recently published a peer-reviewed article on the science of AsepticSure™ and its unprecedented micro microbial disinfection ability. (> 6 log kill for all pathogens tested), titled: “Effectiveness of a novel ozone-based system for the rapid high-level disinfection of health care spaces and surfaces,” authored by Dick Zoutman, MD, FRCPC, Michael Shannon, MD, MSc,b,c, and Arkady Mandel, MD, PhD, DScc, Kingston, and Ottawa, Ontario, Canada.  The review was based on the work completed at our laboratories located at Innovation Park, Queen’s University, in Kingston, Ontario, Canada.

In July 2011, canadaNOW, a bi-annual national magazine of the Canadian university research parks, featured AsepticSure™ in an article titled, “Taking on the ‘silent epidemic.”

Also in July 2011, AsepticSure™ was awarded one of three Awards for Innovation at the First International Conference on Prevention and Infection Control (ICPICP) sponsored by the World Health Organization in Geneva, Switzerland.

Canadian Foundation for Global Health – Consolidated Variable Interest Entity

In 2008, we assisted in the formation of CFGH, a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with us for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit, and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

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

Employees

As of September 30, 2011, we had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.  The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis now exceeds 20.

Results of Operations

Three Months Ended September 30, 2011 and 2010

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

For the three months ended September 30, 2011, we had a net loss of $485,040, compared with a net loss for the three months ended September 30, 2010 of $1,681,826.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants.  The reason for the significant decrease in the net loss for the three months ended September 30, 2011 as compared to the prior year is the result of certain issuances of restricted common stock and common stock options as discussed in the following paragraph.

During the three months ended September 30, 2010, we incurred additional expenses of: (1) $840,000 as a result of the issuance of a total of 4,000,000 restricted shares of common stock to certain directors and officers for board service and performance bonuses recorded as part of general and administration expense, (2) $203,022 as a result of the valuation of 1,000,000 common stock options granted to a board member in lieu of the share issuance described in the preceding sentence and recorded as part of general and administrative expense, and  (3) $270,000 as a result of the issuance of 1,000,000 restricted shares of common stock to a consultant as bonus compensation for extending his consulting agreement through September 1, 2011 recorded as part of research and development expense.

For the three months ended September 30, 2011 and 2010, we incurred $283,730 and $1,187,936, respectively, in general and administrative expenses.  The primary decrease for the three months ended September 30, 2011 compared to 2010 was a result of restricted common stock and common stock option issuances as part of director fees and performance bonuses as described above.  The remaining general and administrative expenses include payroll and consulting fees, professional fees, rent, office expenses and travel expenses.

For the three months ended September 30, 2011 and 2010, we incurred, $189,688 and $485,011, respectively, in research and development costs.  The primary decrease for the three months ended September 30, 2011 compared to 2010 was a result of the restricted common stock issuance as part of a consultant extending his consulting agreement as described above.  The remaining costs include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development and final development and production manufacturing of portable versions of our AsepticSure™ disinfection system. Since inception, we have spent a total of $4,939,062 for research and development related to our ozone technology and related apparatus.

Principal amounts owed on notes payable totaled $287,430 and $283,266 as of September 30, 2011 and December 31, 2010, respectively.  Interest expense on these obligations during the three months ended September 30, 2011 and 2010 was $6,232 and $5,995, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, we had a net loss of $1,526,519, compared with a net loss for the nine months ended September 30, 2010 of $2,379,787.  The reason for the significant decrease in the net loss for the nine months ended September 30, 2011 compared to the prior year is the result of certain issuances of restricted common stock and common stock options as previously discussed.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to consultants.

For the nine months ended September 30, 2011 and 2010, we incurred $712,831 and $1,580,634, respectively, in general and administrative expenses.  The primary decrease for the nine months ended September 30, 2011 compared to 2010 was a result of restricted common stock and common stock option issuances as part of director fees and performance bonuses as described above.  The remaining general and administrative expenses include payroll and consulting fees, professional fees, rent, office expenses and travel expenses.

For the nine months ended September 30, 2011 and 2010, we incurred $778,982 and $776,034, respectively, in research and development costs.  The primary factor that the amounts remained fairly consistent for the nine months ended September 30, 2011 compared to 2010 was a result of approximately $466,000 in services performed by ADA Innovations in connection with the final development and production manufacturing of portable versions of our AsepticSure™ disinfection system.  The remaining costs include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  Since inception, we have spent a total of $4,939,062 for research and development of our ozone technology and related apparatus.

Principal amounts owed on notes payable totaled $287,430 and $283,266 as of September 30, 2011 and December 31, 2010, respectively.  Interest expense on these obligations during the nine months ended September 30, 2011 and 2010 was $18,910 and $17,867, respectively.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

As of September 30, 2011, our working capital deficiency was $3,021,676, compared to a working capital deficiency of $2,852,175 as of December 31, 2010.  The stockholders’ deficit as of September 30, 2011 was $3,089,245, compared to $2,956,790 as of December 31, 2010.

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

During the nine months ended September 30, 2011, we drew $886,606 (net of a one-time administrative fee of $4,300) on the Equity Line through the sale of 5,379,778 shares of common stock at prices ranging from $0.10875 to $0.192 per share (after consideration of the 25 percent discount required under the Stock Purchase Agreement).  During the nine months ended September 30, 2011, we also raised cash proceeds of $500,000 through the sale of 5,750,000 shares of common stock at prices ranging from $0.08 to $0.12 per share.  Of this amount, 125,000 shares were subscribed for at June 30, 2011 and were issued in July 2011.

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

Outlook

The following discussion is intended to provide a brief overview of management’s plan moving forward with our AsepticSure™ product line as we transition our operations from research and development to production and sales.  The achievement of these plans is subject to risks and the following statements are subject to the cautionary statement under the caption “Forward-Looking Statements and Risks Affecting the Company” above.  Those risks include, but are not limited to the results of ongoing clinical studies, economic conditions, product and technology development, production efficiencies, product demand, the existence of competitive products, an increasingly competitive environment for our technologies, successful testing and government regulatory issues as well as the outcome of various relationships with other companies that are still in the development stage at the time of this filing.

Final performance verification of the AsepticSure™ modular design, production-prototype disinfection system was recently achieved in testing at Medizone’s laboratories located in Innovation Park, Queens University, Kingston, Ontario, Canada.  As a result, we have determined that the system is now at a point that we are ready to pursue technology transfer and production ramp-up.

In anticipation of production ramp-up, Medizone representatives have met recently with several established electronic and medical device manufacturing firms that we believe would be capable of establishing manufacturing and supply lines for the AsepticSure™ system, and producing high quality production and support services for our products.  ADA Innovations, our current development partner, will continue to provide support with technology transfer into full production with partnering firms.  It is anticipated that our future production partner or partners will have the capacity to scale and ramp up production from small and modest levels to higher capacities over short periods of time if required.  High quality product service and support for our customers, following delivery, will also be expected of these partners.

We anticipate that we will be in a position to finalize an agreement for manufacturing during the fourth quarter of 2011; in which case we anticipate that the first “soft launch” of AsepticSure™ machines would take place by the end of the year.  The “soft launch” has now been expanded in terms of the number of units intended to be produced, and will include units suitable for additional in-hospital beta testing for both the United States and Canadian hospital market.  Another unit will be dedicated for bedbug testing in the United States with a major hotel chain after definitive agreements for such testing have been executed.  Early adopter units will also be produced to fill the pre-orders received for our system from the FIME Medical Purchasing Show which took place in August 2011.

The AsepticSure™ production design targets a lead-free, high level green content and system design intended to be globally acceptable to the most stringent regulatory and import licensing bodies.  Our original market penetration plan, initially targeted North America exclusively.  However, at the FIME Medical Purchasing Show in Miami, we received a very high level of interest in our system from many other parts of the world, particularly South America.  Hospital Acquired Infections (HAIs) such as Methicillin resistant Staphylococcus aureus (MRSA) appears to be of special concern in the region.

We have also received applications from potential distributors for our system from regions as varied as Malaysia, Indonesia, and the Middle East, as well as Central and South America.  In light of this expanded and strong interest from markets outside North America, we have revised our marketing plans and have identified qualified and experienced medical distribution companies to represent our product into certain sectors of South America, in addition to our originally planned markets in North America.  Each country and region has its own import and licensing regulations.  In this regard, management feels the prudent approach is to establish sales in regions of demonstrated interest where we believe demand may lead to increased sales in a reasonable period of time.  Pre-sales have also played a role in identifying our initial markets from a regulatory perspective.  We also have added New Zealand to our list as we have received initial pre-sale orders with deposits from New Zealand, as well as the United States.  Production units for these orders are scheduled for delivery during the first quarter of 2012.

While we anticipate achieving additional sales through a modest distribution system in 2012, our primary goal continues to be that of partnering with a much larger corporation that is globally established in the disinfection market for the sales and marketing of AsepticSure™.  We will negotiate our distribution arrangements with that primary objective in view and believe that our ability to achieve this primary objective will be enhanced by establishing increased production capability with established electronic and medical device manufacturers.  There is no assurance that we will accomplish our objective of partnering with a major multinational corporation as we intend or that we will be successful in establishing successful distribution arrangements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act.  This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.  Our chief executive officer and our chief financial officer concluded that at September 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended September 30, 2011 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales Under the Equity Line

During the nine months ended September 30, 2011, we sold a total of 5,379,778 shares of common stock pursuant to the Stock Purchase Agreement to Mammoth, for net cash proceeds totaling approximately $886,606 (after payment of one-time administrative fee of $4,300).  The sales to Mammoth were made pursuant to four separate “Draw Down Notices” issued by us under the Stock Purchase Agreement.  The first notice was effective February 11, 2011, for 582,065 shares and proceeds of $59,000, or approximately $0.10875 per share.  The second notice was effective May 18, 2011, for 1,583,771 shares and proceeds of $261,322, or approximately $0.165 per share.  The third notice was effective June 16, 2011, for 2,066,096 shares and proceeds of $396,690, or approximately $0.192 per share.  The fourth notice was effective September 6, 2011, for 1,147,846 shares and proceeds of $169,594, or approximately $0.14775 per share.

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

Private Placements

During the three months ended March 31, 2011, we sold an aggregate of 1,000,000 restricted shares of common stock to two accredited investors for cash proceeds totaling $120,000, or $0.12 per share.  The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

In June 2011, we sold 125,000 restricted shares of common stock to a single accredited investor for cash proceeds totaling $10,000, or $0.08 per share.  As of June 30, 2011, these shares were subscribed for, and were issued in July 2011.  The purchaser of the shares was a current shareholder of, but not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities.  The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system.  The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

MEDIZONE INTERNATIONAL, INC. (Registrant)

October 31, 2011	By:	/s/ Edwin G. Marshall
Edwin G. Marshall
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas (Tommy) E. Auger
Thomas (Tommy) E. Auger
Chief Financial Officer (Principal Financial and Principal Accounting Officer)