Form 10-K
period 2011-12-31
MEDIZONE INTERNATIONAL INC
filed 2012-02-28
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 2-93277-D

MEDIZONE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0412648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Bridgeway, Suite 401, Sausalito, California	94965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 331-0303

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $49,523,358, computed by reference to the average bid and asked price of the common stock on such date of $0.215 per share.

There were 279,598,038 shares of the registrant’s common stock outstanding as of February 28, 2012.

Documents incorporated by reference. None.

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the fiscal year ended December 31, 2011

Item 1.  Business

The statements contained in this report on Form 10-K that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report.  The forward-looking statements included in this report speak only as of the date hereof.

In this Annual Report on Form 10-K, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

This Annual Report contains references to trade names, label designs, trademarks and registered marks of Medizone International, Inc., and its subsidiaries and other entities as indicated. Unless otherwise provided, trademarks identified by ® or™ are the registered trademarks or trademarks, respectively, of Medizone International, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners and Medizone International, Inc. does not claim any interest in such marks.

Introduction

Medizone International, Inc. and its subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” “our”) is a development stage company conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.

Ozone is a gas composed of three oxygen atoms (O3) in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts back to oxygen (O2) fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Although Ozone does react with organic matter it leaves no residue in water or on the treated product.  Ozone also does not form any toxic byproducts and when used in water which means that no change in color or flavor results from ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing, equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

Development of Our Business

Prior to 2008, our research and development activity had been dedicated to (i) seeking regulatory approval of a precise mixture of ozone and oxygen, and the process of inactivating lipid-enveloped viruses for the intended purpose of decontaminating blood and blood products and assisting in the treatment of certain diseases; (ii) developing or acquiring the related technology and equipment for the medical application of our products, including a drug production and delivery system; and, (iii) applying our novel technology to the problem of nosocomial infections world-wide.

Early in 2008, we began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.  This new direction included re-positioning the Company to pursue an initiative in the field of hospital disinfection. Following laboratory results with Bacillus subtilis, an internationally recognized surrogate for anthrax, that produced 7 log reductions (sterilization), we have expanded our research and business plan to include bio-terrorism countermeasures as well as hospital disinfection and critical infrastructure de-contamination.

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

• 4 log reduction means the number of germs is 10,000 times smaller

• 5 log reduction means the number of germs is 100,000 times smaller

• 6 log reduction means the number of germs is 1,000,000 times smaller

• 7 log reduction means the number of germs is 10,000,000 times smaller

This change in our research and development focus was based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community.  We identified an opportunity to build on our experience with ozone technologies and ozone’s bio-oxidative qualities in pursuing this initiative and shifted our near term efforts towards one of our founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing biological fluids (blood, serum, and plasma and plasma fractionates) as well as biologically contaminated equipment and spaces.

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

In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths.  The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.”  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report, 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol. 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States.  We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections now exceed 100,000 per year.

In response to this situation, we have developed a prototype of a highly portable, low-cost, ozone-based technology (“AsepticSure™”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, and intensive care units. Since this technology is not considered a medical treatment or a diagnostic device, its development pathway is not subject to a stringent and expensive regulatory review process.  We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence.  Our team is also developing a variant of AsepticSure™ for governmental use with bio-terrorism countermeasures.

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

In addition to the hospital disinfection system, we employ an ozone-destruct unit which is used following disinfection of the treated infrastructure to reverse the O3 gas in the space, and turn it back into O2 in a short period of time.  We have initially targeted the treatment of a typically sized surgical suite including disinfection followed by ozone destruct to habitable standards in ninety minutes or less.  This short turn-around period is considered of great importance relative to commercialization of the technology.

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

Importantly, the AsepticSure™ system is proving equally effective in disinfecting carpets and drapes as well as hard surfaces to greater than 6 log kill (6-log is generally recognized within the scientific community as the standard for sterilization).  We are not aware of any other system in the world capable of making this claim that utilizes green technology and allows content to remain in the room during disinfection.

In November of 2011 Medizone awarded the production manufacturing contract for AsepticSure™ to SMTC Corporation (SMTC), headquartered in Toronto, Canada.  SMTC maintains manufacturing facilities in Canada, the United States, Mexico and China.  We believe SMTC has the capacity to address all AsepticSure™ manufacturing requirements for the foreseeable future.

Recent Developments

During January 2012, technology transfer of the production design was completed from ADA Innovations (“ADA”), our production development partner, to SMTC.  An initial order was placed for 5 production validation units to be built.  The production validation units are intended to be used for regulatory compliance and licensing validation, additional testing and early delivery positions.

In February 2012, SMTC reported that certain supply-side and tooling delays have set the anticipated delivery date for the initial units back by a number of weeks, although the first units are still anticipated for delivery during the first calendar quarter of 2012.

We have adopted a “soft launch” philosophy.  The objective of the soft launch is to deliver 15 to 20 AsepticSure™ systems to end-users during the second and third calendar quarters of 2012.  Robustness, ease of use and overall system performance will be evaluated during the soft launch.  The purpose of using a soft launch is to insure that when production is ramped up, which is anticipated toward the end of the third quarter and the beginning of the fourth quarter of 2012, we can be confident that increased production will hold minimal risk relative to product performance and reliability.

It is currently anticipated that the soft launch should provide enough information by the end of the third quarter that we will be comfortable in increasing production significantly should there be sufficient demand for our product.  At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand once we are prepared for a product launch.  Assuming our soft launch is successful and we are able to ramp up production as anticipated, we currently anticipate we will deliver or have ordered a minimum of 30 machines by the end of the third quarter.  While only a rough estimate, that number is based on the fact that we currently have standing orders for six machines and 20 additional units are anticipated for delivery to a single customer during calendar 2012.  In recent developments based on potential customer surveys for both the veterinary and hospital sectors, the service model appears to be a preferred choice.

We are currently developing relationships with hospital and long-term care cleaning providers at this time and we expect to see significant demand from service companies actively involved in addressing hospital HAI issues as end users of AsepticSure™.  One such company that we anticipate supplying product to as part of the soft launch program is located in the San Francisco Bay area of California.  We will also be involving our Canadian distributor, Canmedical in the soft launch.  The San Francisco-based service provider’s client list includes highly acclaimed research hospitals and laboratories in the region.  Canmedical has approximately 50 hospitals on its customer list in Ontario, Canada, as well as more than 3,200 veterinary customers across the nation.

While we anticipate that in the future it is likely we may partner with a larger corporate entity as a partner to expand sales growth utilizing their distribution system, our current sales model is to establish a limited number of distributors during the soft launch phase.  Following the soft launch, we intend to significantly increase our distribution system along with ramped up sales.

International Recognition of AsepticSure™

In May 2011, a prestigious peer review medical journal, The American Journal of Infection Control (“AJIC”), e-published a peer-reviewed article on the science of AsepticSure™ and its unprecedented micro microbial disinfection ability. (> 6 log kill for all pathogens tested), titled: “Effectiveness of a novel ozone-based system for the rapid high-level disinfection of health care spaces and surfaces,” authored by Dick Zoutman, MD, FRCPC, Michael Shannon, M.A., M.Sc., M.D., and Arkady Mandel, M.D., Ph.D., D.Sc., Kingston, and Ottawa, Ontario, Canada. The review was based on the work completed at our laboratories located at Innovation Park, Queen’s University, in Kingston, Ontario, Canada. The print edition of the article appeared in the December 2011 issue of the AJIC.

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

We follow the accounting standard which requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and operations of CFGH are being consolidated with our financial results and in our consolidated financial statements included within this annual report.

Medizone Canada Limited

We own all of the issued and outstanding stock of Medizone Canada, Ltd., a Canadian corporation (“MedCan”). MedCan was a participant in the Canadian Blood Forces Program’s SIV Study, but is not currently engaged in any business activity.

Government Regulation

The U.S. Environmental Protection Agency (“EPA”) allows use of ozone with no reporting or record keeping requirements. The U.S. Food and Drug Administration (“FDA”) approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The U.S. Department of Agriculture (“USDA”) approved ozone as organic under the USDA Organic Rule in 2000.

Ozone can damage the lungs if it is inhaled.  Inhaling ozone may cause respiratory problems in healthy individuals and may worsen chronic respiratory diseases.  Because of these risks, it is important to follow proper procedures when using ozone technology.  Along with technology development and scientific testing of our disinfection system, we are developing protocols for room sealing during the treatment period, followed by ozone-destruct to habitable standards prior to re-entry and returning the space to service.  We utilize appropriate detection equipment and have taken countermeasures in design and in the test lab environment to reduce the risk of exposure to these substances in levels that would be harmful to personnel employing the technology.  The correct use of our equipment should not expose a human to any toxic gas levels that are not within EPA standards.

We have established and recently expanded a regulatory consulting team to determine the application of government regulation on our technology and its use on a region by region basis with the objective of achieving global approvals for the implementation of our systems.  In connection with our assessment of applicable regulations we have determined that our ozone-based technology will be assessed by the EPA.  In certain applications, it may be considered a pesticide used for decontamination (as would be the case in anti-terrorism applications).  In that event, submission of safety and effectiveness data may be required. The precedent technology is vaporized hydrogen peroxide.  The EPA may be most interested in bactericidal and sporicidal activity and ozone destruction and residual ozone levels.  According to our data, residual ozone levels achieved are a safe level of <0.02 ppm.  As a result, we do not anticipate any EPA-related regulatory issues.  In some countries we will seek regulatory approval of AsepticSure™ as a medical device, as noted below.  In the US as an example, obtaining approval as an FDA Class 1 medical device will allow us to make claims regarding the level of disinfection achieved (> 6-log), that we would not otherwise be allowed to claim.  Achieving approval as a Class 1 device is not considered onerous and should not be confused with the expense and time typically required to obtain drug approvals from the FDA.  By following this regulatory path, we expect to clearly separate our system from any perceived competing technologies that simply do not achieve the same level of disinfection (ie: 100% kill).

In addition, our ozone-based technology should be considered a Class I medical device by the FDA (Code LRJ, Class I Disinfectant, Medical Devices; covered under 880.6890 General Purpose Disinfectants). This is the lowest and safest medical device class. According to FDA 21 CFR Parts 862-892, the technology is exempted from pre-market authorization, so FDA approval need only be sought when the technology is mature, validated and market-ready. The standard FDA Class I device marketing application will apply.  As a result, we do not anticipate any FDA-related regulatory issues adversely affecting our products or their use.

The manufacturing and marketing of our AsepticSure™ system is subject to the standards of Good Manufacturing Practices. We do not anticipate any difficulty or unreasonable expense in meeting these standards.

For the foreseeable future, we have suspended our efforts to seek FDA approval of our precise mixture of ozone and oxygen (the “Drug”), which previously was part of our principal focus and business plans.  In the future, should we obtain substantial additional funding or generate revenues sufficient to support a return to our viral disease treatment program, and should we choose to do so, we may resume the testing, manufacturing and marketing of the Drug and related drug delivery technology, as well as our related research and development activities, all of which are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries.  At this time, because we believe that complying with these regulations would involve a considerable amount of time, expense and uncertainty, we intend to direct our development efforts to the launch of the AsepticSure™ system.  We project that the AsepticSure™ system, because it does not fall under the FDA description of a drug or treatment, will provide a much more cost-effective path for us to generate revenues in a reasonable period of time and at greatly reduced cost when compared to the development of a drug, advanced level medical device or treatment protocol. At this time we anticipate that our AsepticSure™ disinfection technology will actually save more lives and alleviate more suffering than our previously pursued medical treatment programs would have.  One thing that is very exciting about AsepticSure™ is that its employment in the medical sector should not only greatly reduce human suffering and improve mortality, but that it will do so while reducing overall medical costs.

Intellectual Property

Trademarks.  We have developed and we use trademarks in our business, particularly relating to our corporate and product names.  We own one trademark that is registered with the United States Patent and Trademark Office.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed an application for registration of the mark AsepticSure™ as a trademark for the system with the U.S. Patent and Trademark Office.  The mark is used to describe a portable decontamination and disinfection system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE.  We intend to register additional trademarks in countries where our products are or may be used or sold in the future.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law.  Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of our Company and the effective marketing of our products and technology.  Trademark registration once obtained is essentially perpetual, subject to the payment of a renewal fee.  We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

Trade Secrets.  We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties.  Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.  Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

Patents.  On July 6, 2009, we filed U.S. patent application (US 61/223,219) titled “Healthcare Facility Disinfecting System” for the AsepticSure™ technology.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

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

Also during September 2010, we filed a U.S. provisional patent application (US 61/380.825) covering the use of AsepticSure™ for disinfecting sports equipment and training facilities included those associated with professional, college and high school level teams.  Recent investigations indicate a broad range of bacteria at high concentration actually resides within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold.

During September 2010, we filed U.S. provisional patent application (US 61/380.763) “Combating Insect Infestations.”  Additional research is needed to prove the effectiveness of the AsepticSure™ technology with this application.  Based on results thus far produced at both Purdue University and from within our own laboratories at Innovation Park, Queen’s University, it appears AsepticSure™ is capable of eradicating both the bed bugs and their larva in one treatment.  However, results using the same formula as that used to kill bacteria and viruses take approximately 37 hours.  On-going research using revised treatment formulas is now underway in an effort to decrease the overall treatment time required for 100% kill with a single treatment.

During late September 2010, we filed a fourth U.S. provisional patent application (61/384495) involving “Advanced Oxidative Sterilization Processes.”  In conjunction with this filing, we are now exploring a new development in the field of oxidative chemistry which we estimate will have a significant impact on our future technology and the ease with which we can effectively decontaminate hospitals, chronic care facilities, veterinary facilities, hotels, cruise ships, sports facilities and the equipment thereon.  Our research to date demonstrates that the combination of modest levels of ozone and low concentrations of peroxide, properly delivered at the right temperature and humidity, will reliably eliminate bacteria loads of at least 6 logs (sterilization standard) on a broad range of surface materials. Research is now underway at our laboratories on a parallel track with our hospital beta-testing program to evaluate the merits of a multifactorial decontamination system which appears to further increase the potency of our AsepticSure™ technology, while dramatically reducing the exposure time, both of which are believed to have significant implications for certain applications. Research has confirmed that combining low concentrations of ozone and hydrogen peroxide produces a unique highly potent free radical in the polyoxide family known as Trioxidane.  It is this combination when introduced into a contaminated space at a specific humidity and temperature that generates green killing power unique to AsepticSure™.  The degradation products of this process are water and oxygen, so AseptiSure can be highly efficacious yet friendly to the environment.  This advanced process is protected in both our granted patent and our patent applications.

In addition to the patents filed in connection with our AsepticSure system, in prior years we filed patent applications related to our original ozone technologies, as follows:

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

Advances in Patent Protection for AsepticSure™

On November 22, 2011, our Canadian National patent application for our foundational patent was granted.  (Canadian Patent No. 2735739)  International application filings of that granted patent have now been filed in the United States, Mexico, Brazil, India, Singapore, Japan, Korea, China and the 37 countries of the European Union, including the United Kingdom.

In January of 2012, we also received a formal report from the Patent Corporation Treaty Examiners on both our Medical Countermeasures Application (Anthrax – etc.) and our application for treating pests such as bed bugs.  The Examiners reported they had found no prior art of which we were not previously aware.  In respect to both cases all claims have been ruled to “possess both novelty and inventive step, so they can proceed without further amendment or argument.”

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

Employees

As of December 31, 2011, we had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.  The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis now exceeds 20.

Additional Available Information

We maintain executive offices and principal facilities at 4000 Bridgeway, Suite 401, Sausalito, California 94965.  Our telephone number is (415) 331-0303.  We maintain a World Wide Web site at http://medizoneint.com.  The information on our web site should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our annual reports on SEC Form 10-K, quarterly reports on SEC Form 10-Q, current reports on SEC Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov.

Item 1A.  Risk Factors

Forward-Looking Statements and Certain Risks

Statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  These statements relate to our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons discussed below.  The forward-looking statements in this Annual Report are made as of the date of this Report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in these forward-looking statements.

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition.  The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports, means only that the risks are present in multiple periods.  We believe that many of the risks that are described here are part of doing business in the industry in which we operate or intend to operate and will likely be present in all periods.  The fact that certain risks are endemic to the industry does not lessen their significance.  These risk factors should be read together with the other items in this report, including Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Risks Related to Our Business

We have a history of losses and have s substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  We have incurred significant losses since inception, which resulted in an accumulated deficit of $26,741,298 at December 31, 2011.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

We currently have limited financing to meet our current operating expenses. We will require additional financing in the future to cover our operating costs.  If we are unable to obtain additional financing, we may be required to take out bankruptcy or liquidate the Company.  We have financed our operations since inception by the sale of common stock in small private placements to accredited investors and draw downs under a private equity line of credit.  There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are favorable to the Company.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  Our strategy for financing operations includes the sale of our common stock.  The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our stockholders and may adversely affect the trading prices of our common stock.  We will require substantial additional capital to meet our obligations and to commercialize our technology, as previously described.  The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will be through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents.  Our success will depend, in large part, on our ability to obtain and enforce patents, maintain our trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Our license rights depend in part upon the breadth and scope of protection provided by our patents and the validity of those patents.  Any failure to maintain the issued patents could adversely affect our business.  We intend to file additional patent applications (both U.S. and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.

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

Our proposed business may subject us to the potential for product liability claims. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us.  The testing, marketing and sale of medical or clinical products and other products using our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products. That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have limited clinical trial insurance and no product liability insurance coverage.  We anticipate obtaining and maintaining appropriate insurance coverage as products become ready to be commercialized.  We cannot assure that we will be able to obtain this insurance or, if we can obtain insurance, that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against potential liability.  The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.

If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff.  While thus far we have been able to engage and maintain qualified staff, there is no assurance that we will succeed in retaining the personnel needed to meet our needs.  Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.  We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel.  It is likely that our academic collaborators will not become our employees.  As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities.  Our academic collaborators may have relationships with other commercial entities, some of which could compete with us.

We do not own manufacturing capability.  We currently must rely on third parties to manufacture the devices required for our disinfection system.  This arrangement results in a certain loss of control over the manufacturing process and may result in problems relating to quality control and warranty issues.  Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing our disinfection technology, including any products to be used in any required clinical or other tests.  We initially intend to develop relationships with other companies to manufacture those components and/or products, as we have already done, and we will act as specification developer and final assembly manufacturer for selected products only.  The products currently being developed by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations.  Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes.  There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.

Market Risks

There is only a volatile limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board.  During the year ended December 31, 2011, the common stock traded on the OTC Bulletin Board from a high closing price of $0.37 to a low of $0.12 per share.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock.  With the low price of our common stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

We have never paid dividends, and there can be no assurance that we will pay dividends in the future. We have never declared any cash dividends on our common stock.  Although our Board of Directors has determined that if we were to become profitable in the future, a dividend may be declared from earnings legally available for such a distribution, there is no assurance that we will become profitable or that we will have distributable income that might be distributed to stockholders as a dividend or otherwise in the foreseeable future.  As a result, until such time, if ever, that dividends are declared with respect to our common stock, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable.

We have entered into a Stock Purchase Agreement providing us with a private equity line under which the purchaser will pay less than the then-prevailing market price for our common stock.  Pursuant to an agreement (the “Stock Purchase Agreement”) with an investor, Mammoth Corporation (“Mammoth”), Mammoth has agreed that it will, if we require, purchase shares of our common stock at a 25 percent discount to the lowest closing bid price of the common stock on any trading day during the five consecutive trading days immediately preceding the date of our notice to Mammoth of our election to put shares pursuant to the Stock Purchase Agreement.  Mammoth has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Mammoth sells the shares, the price of our common stock could decrease. If our stock price decreases, Mammoth may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

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

Holders of our common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the Stock Purchase Agreement. The following table describes the number of shares of common stock that would be issuable, assuming that the full amount available under the Stock Purchase Agreement, namely $10,000,000, had been put to Mammoth (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

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

For example, if the Company were to draw down an aggregate of $5,000,000 under the Stock Purchase Agreement, and the applicable purchase price paid to us by Mammoth were $0.15, the number of shares issuable to Mammoth would be approximately 33,333,333 shares.  As of December 31, 2011, we had 272,041,949 shares of common stock issued and outstanding.  An issuance of 33,333,333 shares would constitute an increase in the issued and outstanding common stock of approximately 11 percent.  By way of information, during 2011, our stock price has ranged from $0.12 to $0.37 per share.

If all of the 66,666,667 shares available under the line of credit for sale to Mammoth were issued and outstanding as of December 31, 2011, such shares would represent approximately 20 percent of the total common stock outstanding or approximately 22 percent of the non-affiliate shares of common stock outstanding as of December 31, 2011.

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

Existing stockholders likely will experience decreases in market value of their common stock in relation to our issuance of shares in connection with draw downs made under the Stock Purchase Agreement. The formula for determining the number of shares of common stock to be issued in connection with the equity line under the Stock Purchase Agreement is based, in part, on the market price of the common stock and includes a discount from the market price equal to 75 percent of the lowest closing bid price of the common stock over the five consecutive day trading period prior to our making a draw down.  Sales to Mammoth at prices below the market price at the time of such sales could have a material adverse impact on the value of our common stock held by other investors.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.  Properties

Effective January 1, 2012, our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease has a term of one year, through December 31, 2012 with monthly lease payments of $2,100.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term has been extended to June 30, 2012, with monthly lease payments of Canadian Dollars (“CD”) $1,350 plus the applicable Goods and Services Tax (“GST”).  A second laboratory space for full scale room testing has been extended to June 30, 2012, with monthly lease payments of CD$1,250, plus the applicable GST.

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

Fiscal Year 2010	High	Low
First Quarter Ended March 31	$0.38	$0.10
Second Quarter Ended June 30	$0.33	$0.16
Third Quarter Ended September 30	$0.32	$0.18
Fourth Quarter Ended December 31	$0.32	$0.16

Fiscal Year 2011
First Quarter Ended March 31	$0.19	$0.14
Second Quarter Ended June 30	$0.37	$0.12
Third Quarter Ended September 30	$0.24	$0.15
Fourth Quarter Ended December 31	$0.25	$0.12

Holders

As of December 31, 2011, there were approximately 2,600 holders of record of the common stock and 272,041,949 shares of common stock outstanding.

Dividend Policy

As a development stage company, we have had only minimal revenues and we have never declared dividends or paid cash dividends on our common stock.  In the future, if we become profitable, our Board of Directors has stated its intention to declare a dividend from our surplus earnings.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

The Company did not purchase any of its securities during the year ended December 31, 2011.

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this Annual Report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company:

During November and December 2011, the Company sold an aggregate of 1,550,000 restricted shares of common stock, to eight accredited investors, not otherwise affiliated with the Company, for cash proceeds of $155,000 at a price of $0.10 per share.  There were no underwriters involved.

During January and February 2012, the Company sold an aggregate of 6,653,000 restricted shares of common stock, to approximately 30 accredited investors, for cash proceeds of $665,300 at a price of $0.10 per share.  There were no underwriters involved.

During January 2012, the Company issued 903,089 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $149,010, at a price of $0.165 per share.  There were no underwriters involved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

During the year ended December 31, 2011, we had a net loss of $1,940,217, compared to a net loss during the year ended December 31, 2010 of $2,756,126.  The primary reason for the significant decrease in the net loss from the prior year is the result of certain issuances of restricted common stock and options issued to directors, officers, employees and consultants during 2010, as discussed below.  Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of restricted common stock issuances and options granted by the Company.

General and administrative expenses in 2011 were $946,833, compared to $1,802,151 in 2010.  The majority of these costs include payroll and consulting fees, professional fees, director fees, and performance bonuses.  The significant decrease from the prior year was primarily the result of the Company’s Board of Directors issuing restricted shares of common stock for services performed by its directors and certain employees valued at $840,000 in July 2010.  No fees were paid to non-employee directors during the year ended December 31, 2011.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Research and development expenses in 2011 were $945,848, compared to $920,291 in 2010, which is a slight increase from the prior year as we continue to incur additional research and development costs, as a result of (a) prototype development costs, consulting, and other research activities.  The slight increase is a result of significant work performed under the services agreement with ADA for final development and production manufacturing of portable versions of the AsepticSure™ disinfection system, totaling approximately $570,000, which was offset by (b) prototype development costs in 2010 for a predecessor company to ADA, consulting and other research activities, as well as the grant of common stock options to a director in lieu of restricted common stock shares valued at approximately $203,000.  Since inception through December 31, 2011, we have spent a total of $5,105,928 for research and development related to our ozone technology and related apparatus.  Research and development expenses include prototypes, consultant fees, interface development costs, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $283,249 at December 31, 2011, and $283,266 at December 31, 2010.  Interest expense on these obligations totaled $23,848 in 2011 and $23,861 in 2010.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

At December 31, 2011, our working capital deficiency was $3,264,298, compared to $2,852,175 at December 31, 2010.  The stockholders’ deficit at December 31, 2011, was $3,334,561 compared to $2,956,790 at December 31, 2010.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization.  As discussed above, we entered into the Stock Purchase Agreement with Mammoth, in November 2010, and established the Equity Line.  We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our location sterilization technologies.  We believe that we will need approximately $3,000,000 during the next twelve months for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement, the frequency and amounts of draws are within our control.  We are not obligated to make any draws, and we may draw any amount up to the full amount of the Equity Line, in our discretion.  We do not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement our business plan.

Also, during 2011, we raised a total of $1,545,905 through the sale of 12,679,778 shares of common stock at prices ranging from $0.08 to $0.192 per share, which funds have been used to keep us current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the initial costs of development for our hospital sterilization system.  Subsequent to December 31, 2011, through the date of this report, we have raised a total of $789,310 through the sale of 7,306,089 shares of common stock at prices ranging from $0.10 to $0.165 per share.  In addition, if we were to need additional resources outside the Equity Line, we believe we would be able to raise additional funds from some of the same investors who have purchased shares in previous years, although there is no guarantee that these investors will purchase additional shares.

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

We have also received applications from potential distributors for our system from regions as varied as Malaysia, Indonesia, and the Middle East, as well as Central and South America.  In light of this expanded and strong interest from markets outside North America, we have revised our marketing plans and have identified qualified and experienced medical distribution companies to represent our product into certain sectors of South America, in addition to our originally planned markets in North America.  Each country and region has its own import and licensing regulations.  In this regard, management feels the prudent approach is to establish sales in regions of demonstrated interest where we believe demand may lead to increased sales in a reasonable period of time.  Pre-sales have also played a role in identifying our initial markets from a regulatory perspective.  We also have added New Zealand to our list as we have received initial pre-sale orders with deposits from New Zealand, as well as the United States.  Production units for these orders are scheduled for delivery during March 2012.

While we anticipate achieving significant sales through a modest distribution system in 2012, our eventual goal continues to be that of partnering with a much larger corporation that is globally established in the disinfection market for the sales and marketing of AsepticSure™ on a macro level.  We will negotiate our current distribution agreements while keeping that eventual objective in mind.  We believe that our ability to achieve significant sales following the soft launch phase will be enhanced by the support of our recently announced production relationship with SMTC.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and their footnotes are set forth beginning on page 37 of this Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, using those criteria, management concluded that, as of January 1, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2011.

Name	Age	Position
Edwin G. Marshall	69	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	69	Director
Daniel D. Hoyt	72	Director
Michael E. Shannon	63	Director, President, and Director of Medical Affairs, President of CFGH
Thomas E. Auger	42	Chief Financial Officer

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

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008 and President of the Company in 2011.  He also serves as Director of Medical Affairs.  Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada.  He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office, his assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3 based) research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for medical affairs. In October 2008, he was also appointed the President of the CFGH.

Thomas (Tommy) E. Auger joined us as our Chief Financial Officer in December 2010.  Since August 2010, Mr. Auger has been engaged as a consultant on accounting and financial operations for private companies and senior management through Advanced CFO Solutions, L.C., in Salt Lake City, Utah.  Mr. Auger is also the Chief Financial Officer of Alphagraphics, Inc.  From August 2008 until August 2010, he was the Chief Financial Officer of Red Ledges Land Development, Inc., a private developer of recreational and vacation properties in Utah.  From September 2004 until August 2008, he was vice president of finance and administration for Talisker Corporation, a private company engaged in developing, owning and operating recreation properties and resorts in North America.  From 1994 until 2004, Mr. Auger was an accountant with the international accounting firms Deloitte and Touche (1994-1995), KPMG LLP (1995 to 1999 and 2002 to 2004) and Arthur Andersen (1999 to 2002).  Mr. Auger is a CPA licensed in Utah and Oklahoma and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants (“UACPA”).  He is a member of the UACPA Leadership Council, and also served as committee chair of the ProNet council for many years.  He received an MS in Accounting in 1994 and a BS in Accounting in May 1993 from Oklahoma City University.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met four times during the year ended December 31, 2010, and five times in 2011.  All directors participated in at least 80 percent of the meetings held by the Board.  The Board has no standing audit, compensation, nominating or other committees.

Code of Ethics

We have adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC. This document can be found on our website at http://medizoneint.com. The Code of Ethics applies to our named executive officers, as well as all employees. We have communicated the high level of ethical conduct expected from all of our employees, including our officers. We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

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

Item 11.  Executive Compensation

The following Summary Compensation Table shows compensation paid for each of the past two years to our Chief Executive Officer (our principal executive officer) and our executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year, December 31, 2011 (“Named Executive Officers”).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)

Edwin G. Marshall (1) (2)	2011	$170,000	$0	$0	$170,000
Chairman and Chief Executive Officer	2010	$170,000	$210,000	$0	$380,000

Michael E. Shannon (3)	2011	$237,854	$0	$0	$237,854
Director of Medical Affairs	2010	$234,633	$0	$203,022	$437,655

Tommy E. Auger (4)	2011	$60,000	$0	$20,042	$80,042
	2010	$3,000	$0	$0	$3,000

(1)           No other cash payments were made or accrued during the years indicated. Amount in column (d) represents compensation paid in the form of restricted shares of common stock for services performed by Mr. Marshall as a director of the Company (see “Director Compensation” following this section).  Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife) were $67,000 and $60,000 in 2011 and 2010, respectively. Those payments are not included in the table.

(2)           Aggregate accrued and unpaid wages owed Mr. Marshall for prior periods at December 31, 2011, totaled $1,089,004. Aggregated accrued and unpaid wages and consulting fees owed to Dr. Jill Marshall for prior periods at December 31, 2011, totaled $447,583.

(3)           Dr. Shannon is President of Medizone and of the CFGH and the Medical Affairs Director of the Company.  His salary (column (c)) is paid by the CFGH in Canadian dollars.  Base salary is CD$240,000 per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year.  The average exchange rate for 2010 was 0.977636.  The average exchange rate for 2011 was 0.991057.  Column (e) represents compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”), valued using the Black-Scholes option pricing model.  Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2011.

(4)           Mr. Auger became our Chief Financial Officer on December 30, 2010.  Mr. Auger’s services are provided to the Company under a consulting agreement with Advanced CFO Solutions, which employs Mr. Auger. Mr. Auger’s salary is paid by Advanced CFO Solutions from the fee paid by the Company under the consulting agreement.  The fee paid to Advanced CFO Solutions during the year ended December 31, 2011 was $60,000. On March 17, 2011, the Company granted Mr. Auger an option to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.  The option vested as to all shares on December 30, 2011 and the option is exercisable through March 16, 2016.

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

Based solely upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2011, and that such filings were timely except that Mr. Marshall filed one late Form 4, Mr. Hoyt filed one late Form 4 and a late Form 5, and Dr. Shannon filed three late Forms 4.

Director Compensation

We did not pay any compensation to our non-employee directors during the year ended December 31, 2011.

In February of 2012, in lieu of other compensation each director of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on February 21, the date of grant. The members of the Board of Directors had not previously been compensated for their service since July of 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2012, regarding the number of shares of common stock beneficially owned by (i) each person or entity known to us to own more than five percent of our common stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the business address of each of the individuals listed in the table is c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	16,482,597	5.7%
Common Stock	Richard G. Solomon, Director (3)	14,102,345	4.9%
Common Stock	Daniel D. Hoyt, Director (4)	10,001,988	3.5%
Common Stock	Michael E. Shannon, Director (5)	6,989,000	2.4%
Common Stock	Tommy E. Auger, CFO(6)	400,000	*
Common Stock	All Officers and Directors As a Group (5 persons) (7)	47,975,930	16.5%

* Less than one percent of the issued and outstanding common stock.

(1)           Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

(2)           Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 11,259,729 shares owned directly by Mr. Marshall, and (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants.  Also includes 2,500,000 shares subject to purchase under options that had vested or will vest within 60 days of the date of this Annual Report, which are held in the names of Mr. Marshall (for 2,000,000 shares) and his wife, Dr. Jill Marshall (for 500,000 shares).

(3)           Amount indicated includes (i) 5,633,844 shares held directly by Mr. Solomon, (ii) 42,000 shares held by immediate family members of Mr. Solomon, (iii) 7,426,501 shares held by Solomon Family Trust, an entity of which Mr. Solomon is the trustee, and (iv) 1,000,000 shares issuable upon the exercise of options held by Mr. Solomon that have vested or that will vest within 60 days of the date of this Annual Report.

(4)           Includes 8,501,988 shares owned directly by Mr. Hoyt and 1,500,000 shares subject to purchase under options that have vested or that will vest within 60 days of the date of this Annual Report.

(5)           Includes 2,489,000 shares owned of record and 4,500,000 shares subject to purchase under options that have vested or that will vest within 60 days of the date of this Annual Report.

(6)           Options to purchase 400,000 shares of common stock that have vested or that will vest within 60 days of the date of this Annual Report.

(7)           Based on a total of 279,598,038 shares outstanding at the date of this Annual Report, plus 6,650,000 shares that may be issued upon the exercise of options that have vested as well as 3,250,000 shares issuable under options that will vest within 60 days of the date of this report.

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

In December 2011 and February 2012, Richard Solomon, a director of the Company, purchased a total of 1,500,000 shares of common stock from the Company in a private placement at the offering price of $0.10 per share, or an aggregate purchase price of $150,000 paid in cash to the Company.  Mr. Solomon’s purchase of these shares was on the same terms and conditions as those applicable to purchases made by unaffiliated investors in the private placement.

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

Our Board of Directors has determined during the year ended December 31, 2011 that Daniel Hoyt, a director, was “independent” in accordance with standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”).  There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the Board of Directors under the applicable independence definitions in determining that Mr. Hoyt is independent.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The Company’s independent registered public accounting firm for the past two fiscal years has been HJ Associates & Consultants, LLP (“HJA”). The aggregate fees billed to the Company by HJA for professional services rendered in fiscal years 2011 and 2010 in connection with (i) the audit of the Company’s consolidated annual financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and (ii) the review of the Company’s quarterly consolidated financial statements set forth in its quarterly reports for each of its fiscal quarters in such years totaled approximately $25,500 per year.

 All Other Fees

The Company did not engage HJA on any other matters not otherwise included in the above categories in either fiscal year 2011 or 2010, other than the review of the Company’s S-1 registration statement related to the Stock Purchase Agreement during 2010.  Aggregate fees billed to the Company by HJA in connection with this review were approximately $2,500.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firms

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations and Other Comprehensive Loss, for the years Ended December 31, 2011 and 2010 and from Inception on January 31, 1986 through December 31, 2011

Consolidated Statements of Stockholders’ Equity (Deficit) December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from Inception on January 31, 1986 through December 31, 2011

Notes to the Consolidated Financial Statements

(2)           Schedules – None

(3)           Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(ii)	Bylaws (1)
10(a)	Letter of Understanding (4)
10(b)	Termination of Joint Venture (5)
10(c)	Stock Purchase Agreement (6)
21	Subsidiaries of Registrant (7)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*             Filed herewith.

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

MEDIZONE INTERNATIONAL, INC.

Dated: February 28, 2012	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2012
Edwin G. Marshall

/s/ Michael E. Shannon	President and Director	February 28, 2012
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	February 28, 2012
Daniel D. Hoyt

/s/ Richard G. Solomon	Director	February 28, 2012
Richard G. Solomon

/s/ Tommy E. Auger	Chief Financial Officer (Principal	February 28, 2012
Tommy E. Auger	Financial and Accounting Officer)

EXHIBITS TO
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Exhibits Filed Herewith

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	36

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2011 and 2010	37

Consolidated Statements of Operations and Other Comprehensive Loss, for the years ended December 31, 2011 and 2010 and from Inception on January 31, 1986 through December 31, 2011	38

Consolidated Statements of Stockholders’ Equity (Deficit) December 31, 2011 and 2010	39

Consolidated Statements of Cash Flows, for the years ended December 31, 2011 and 2010 and from Inception on January 31, 1986 through December 31, 2011	52

Notes to the Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Medizone International, Inc. and Subsidiaries
(A Development Stage Company)
Sausalito, California

We have audited the consolidated balance sheets of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and from inception on January 31, 1986 through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and Subsidiaries (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and from inception on January 31, 1986 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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
February 28, 2012

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,
	2011	2010
CURRENT ASSETS
Cash	$129,759	$435,894
Prepaid expenses	47,286	8,800
Deferred consulting fees	-	63,923
Total Current Assets	177,045	508,617
PROPERTY AND EQUIPMENT, NET	3,975	1,344
OTHER ASSETS
Trademark and patents, net	146,342	117,771
Lease deposit	4,272	1,122
Total Other Assets	150,614	118,893
TOTAL ASSETS	$331,634	$628,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$475,912	$451,412
Accounts payable – related parties	229,669	228,269
Accrued expenses	451,986	427,529
Accrued expenses – related parties	1,960,527	1,964,316
Due to stockholders	-	6,000
Customer deposits	40,000	-
Notes payable	283,249	283,266
Total Current Liabilities	3,441,343	3,360,792

CONTINGENT LIABILITIES (Note 5)	224,852	224,852
TOTAL LIABILITIES	3,666,195	3,585,644

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value, 272,041,949 and 259,362,171 shares issued and outstanding, respectively	272,042	259,362
Additional paid-in capital	23,155,777	21,593,448
Other comprehensive loss	(21,082)	(8,519)
Deficit accumulated during the development stage	(26,741,298)	(24,801,081)
Total Stockholders' Deficit	(3,334,561)	(2,956,790)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$331,634	$628,854

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended December 31,		From Inception on January 31, 1986 Through December 31,
	2011	2010	2011
REVENUES	$-	$-	$133,349
EXPENSES
Cost of sales	-	-	103,790
General and administrative	946,833	1,802,151	19,359,651
Research and development	945,848	920,291	5,105,928
Expense on extension of warrants	-	-	2,092,315
Depreciation and amortization	22,541	9,823	83,055
Bad debt expense	-	-	48,947
Total Expenses	1,915,222	2,732,265	26,793,686
Loss from Operations	(1,915,222)	(2,732,265)	(26,660,337)
OTHER INCOME (EXPENSES)
Gain on sales of subsidiaries	-	-	208,417
Debt forgiveness	-	-	61,514
Non-controlling interest in loss	-	-	26,091
Other income	-	-	19,780
Interest expense	(24,995)	(23,861)	(1,166,501)
Loss on termination of license agreement	-	-	(125,000)
Total Other Expenses	(24,995)	(23,861)	(975,699)
LOSS BEFORE EXTRAORDINARY ITEMS	(1,940,217)	(2,756,126)	(27,636,036)
EXTRAORDINARY ITEMS
Debt forgiveness	-	-	479,738
Lawsuit settlement	-	-	415,000
Total Extraordinary Items	-	-	894,738
NET LOSS	(1,940,217)	(2,756,126)	(26,741,298)
OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(12,563)	(4,908)	(21,082)

TOTAL COMPREHENSIVE LOSS	$(1,952,780)	$(2,761,034)	$(26,762,380)
BASIC LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	266,147,052	249,635,605

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, January 31, 1986 (inception)	-	$-	$-	$-	$-	$-

Initial capitalization of Medizone - Nevada at $0.03 per share	5,500,000	5,500	-	150,128	-	-

Common shares issued in acquisitionof Medizone - Delaware	37,500,000	37,500	-	(37,500)	-	-

Common stock issued for services rendered in July 1986 at $0.10 per share	50,000	50	-	4,950	-	-

Common stock issued in conversion of warrants during 1986 at $0.10 per share	7,814,600	7,815	-	773,645	-	-

Stock issuance costs	-	-	-	(105,312)	-	-

Net loss for the year ended December 31, 1986	-	-	-	-	-	(796,068)

Balance, December 31, 1986	50,864,600	50,865	-	785,911	-	(796,068)

Common stock issued upon exercise of warrants in January 1987 at $0.10 per share	2,600	2	-	257	-	-

Common stock issued for patent in March 1987 at $0.69 per share	1,000,000	1,000	-	692,750	-	-

Common stock issued for cash in June 1987 at an average price of $0.16 per share	950,000	950	-	149,050	-	-

Common stock issued for services in June and July 1987 at an average price of $0.12 per share	203,167	203	-	24,314	-	-

Common stock issued through exercise of options in August 1987 at $1.75 per share	250,000	250	-	437,250	-	-

Net loss for the year ended December 31, 1987	-	-	-	-	-	(2,749,400)

Balance, December 31, 1987	53,270,367	$53,270	$-	$2,089,532	$-	$(3,545,468)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1987	53,270,367	$53,270	$-	$2,089,532	$-	$(3,545,468)

Common stock issued through exercise of options in January 1988 at $0.50 per share	200,000	200	-	99,800	-	-

Common stock issued for cash in September 1988 at $0.08 per share	1,000,000	1,000	-	79,000	-	-

Common stock issued for services at an average price of $0.23 Per share	35,000	35	-	7,965	-	-

Additional capital contributed	-	-	-	174,126	-	-

Net loss for the year ended December 31, 1988	-	-	-	-	-	(714,347)

Balance, December 31, 1988	54,505,367	54,505	-	2,450,423	-	(4,259,815)

Common stock issued for services at an average price of $0.18 per share	261,889	262	-	46,363	-	-

Common stock issued for cash at an average price of $0.05 per share	5,790,000	5,790	-	285,710	-	-

Common stock issued for services and in lieu of outstanding debt at an average price of $0.12 per share	4,749,532	4,750	-	578,978	-	-

Common stock issued upon exercise of options at $0.16 per share	375,000	375	-	59,125	-	-

Net loss for the year ended December 31, 1989	-	-	-	-	-	(862,051)

Balance, December 31, 1989	65,681,788	$65,682	$-	$3,420,599	$-	$(5,121,866)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1989	65,681,788	$65,682	$-	$3,420,599	$-	$(5,121,866)

Common stock issued for services at $0.10 per share	880,000	880	-	87,120	-	-

Common stock issued for cash at an average price of $0.04 per share	4,250,000	4,250	-	175,250	-	-

Common stock issued for services and in lieu of outstanding debt at an average price of $0.06 per share	2,422,727	2,423	-	137,577	-	-

Additional capital contributed	-	-	-	100,000	-	-

Net loss for the year ended December 31, 1990	-	-	-	-	-	(606,309)

Balance, December 31, 1990	73,234,515	73,235	-	3,920,546	-	(5,728,175)

Common stock issued for cash at an average price of $0.07 per share	4,366,667	4,366	-	305,634	-	-

Common stock issued for services at an average price of $0.17 per share	425,000	425	-	72,075	-	-

Common stock issued through exercise of options at an average price of $0.45 per share	450,000	450	-	204,050	-	-

Additional capital contributed	-	-	-	5,000	-	-

Net loss for the year ended December 31, 1991	-	-	-	-	-	(1,220,152)

Balance, December 31, 1991	78,476,182	$78,476	$-	$4,507,305	$-	$(6,948,327)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1991	78,476,182	$78,476	$-	$4,507,305	$-	$(6,948,327)

Common stock issued for services at $0.20 per share	151,500	152	-	30,148	-	-

Common stock issued in lieu of debt at $0.15 per share	250,000	250	-	37,250	-	-

Common stock issued for cash at an average price of $0.16 per share	2,702,335	2,702	-	427,648	-	-

Common stock issued through exercise of options at $0.50 per share	250,000	250	-	124,750	-	-

Additional capital contributed	-	-	-	81,100	-	-

Net loss for the year ended December 31, 1992	-	-	-	-	-	(649,941)

Balance, December 31, 1992	81,830,017	81,830	-	5,208,201	-	(7,598,268)

Common stock issued for services at an average price of $0.10 per share	5,347,219	5,347	-	542,859	-	-

Common stock issued for cash at an average price of $0.18 per share	1,471,666	1,472	-	269,528	-	-

Common shares subscribed for at $0.10 per share	-	-	2,619	259,296	-	-

Net loss for the year ended December 31, 1993	-	-	-	-	-	(1,598,342)

Balance, December 31, 1993	88,648,902	$88,649	$2,619	$6,279,884	$-	$(9,196,610)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1993	88,648,902	$88,649	$2,619	$6,279,884	$-	$(9,196,610)

Common stock issued for services at $0.10 per share	1,431,590	1,431	-	141,727	-	-

Common shares subscribed for at $0.10 per share	-	-	9,552	945,682	-	-

Common shares subscribed for as cancellations of indebtedness at $0.10 per share	-	-	417	41,234	-	-

Common shares subscribed for as cancellation of indebtedness at $0.18 per share	-	-	11,250	2,022,379	-	-

Issuance of subscribed stock	10,384,900	10,385	(10,385)	-	-	-

Issuance of shares in recognition of disparity in purchase price in offering	1,125,834	1,126	-	(1,126)	-	-

Prior period adjustment	-	-	-	-	-	219,422

Net loss for the year ended December 31, 1994	-	-	-	-	-	(1,126,315)

Balance, December 31, 1994	101,591,226	$101,591	$13,453	$9,429,780	$-	$(10,103,503)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1994	101,591,226	$101,591	$13,453	$9,429,780	$-	$(10,103,503)

Redeemable common shares converted to common stock	200,000	200	-	39,800	-	-

Common stock issued for services at $0.10 per share	2,050,000	2,050	-	202,950	-	-

Issuance of subscribed stock	17,524,860	17,524	(17,524)	-	-	-

Cancellation of common shares	(1,242,727)	(1,242)	-	(70,563)	-	-

Common shares subscribed for at $0.10 per share	-	-	9,118	902,707	-	-

Prior period adjustment	-	-	-	-	-	71,806

Additional capital contributed	-	-	-	50,000	-	-

Net loss for the year ended December 31, 1995	-	-	-	-	-	(1,081,027)

Balance, December 31, 1995	120,123,359	120,123	5,047	10,554,674	-	(11,112,724)

Common stock issued for cash at $0.10 per share	100,000	100	-	9,900	-	-

Common stock issued for services at $0.10 per share	1,415,875	1,416	-	140,171	-	-

Issuance of subscribed stock	8,412,379	8,413	(8,413)	-	-	-

Common shares subscribed for at $0.10 per share	-	-	6,456	718,991	-	-

Net loss for the year ended December 31, 1996	-	-	-	-	-	(1,329,395)

Balance, December 31, 1996	130,051,613	$130,052	$3,090	$11,423,736	$-	$(12,442,119)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1996	130,051,613	$130,052	$3,090	$11,423,736	$-	$(12,442,119)

Issuance of subscribed stock	3,089,680	3,090	(3,090)	-	-	-

Common shares subscribed for at $0.07 per share	-	-	5,714	394,287	-	-

Common stock issued for services at $0.10 per share	3,746,336	3,746	-	370,886	-	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(775,559)

Balance, December 31, 1997	136,887,629	136,888	5,714	12,188,909	-	(13,217,678)

Common stock issued through exercise of warrants at $0.07 per share	857,142	857	-	59,143	-	-

Common stock issued in lieu of debt at $0.05 per share	864,747	865	-	42,372	-	-

Issuance of subscribed stock	5,714,286	5,714	(5,714)	-	-	-

Cancellation of common shares	(630,000)	(630)	-	630	-	-

Common stock issued for services at $0.05 per share	3,465,000	3,465	-	169,786	-	-

Common stock issued for services at $0.09 per share	750,000	750	-	63,785	-	-

Common stock issued in lieu of debt at $0.09 per share	967,630	967	-	82,214	-	-

Common stock issued for services a t $0.08 per share	50,000	50	-	3,700	-	-

Net loss for the year ended December 31, 1998	-	-	-	-	-	(565,761)

Balance, December 31, 1998	148,926,434	$148,926	$-	$12,610,539	$-	$(13,783,439)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 1998	148,926,434	$148,926	$-	$12,610,539	$-	$(13,783,439)

Common stock issued for services at $0.07 per share	25,000	25	-	1,725	-	-

Common stock issued through exercise of warrants at $0.07 per share	936,507	937	-	64,618	-	-

Additional expense for extension of warrants below market value	-	-	-	123,389	-	-

Net loss for the year ended December 31, 1999	-	-	-	-	-	(359,571)

Balance, December 31, 1999	149,887,941	149,888	-	12,800,271	-	(14,143,010)

Common stock issued through exercise of warrants at $0.07 per share	3,142,857	3,143	-	216,857	-	-

Common stock issued for debt at $0.11 per share	2,020,000	2,020	-	220,180	-	-

Common stock issued for debt at $0.147 per share	95,000	95	-	13,905	-	-

Common stock issued for services at $0.175 per share	350,000	350	-	60,900	-	-

Common stock issued for debt at $0.20 per share	20,000	20	-	3,980	-	-

Common stock issued for debt at $0.55 per share	100,000	100	-	54,900	-	-

Cancellation of common stock	(2,000,000)	(2,000)	-	2,000	-	-

Common stock issued for services at $0.285 per share	300,000	300	-	85,200	-	-

Additional expense for extension of warrants below market value	-	-	-	1,743,468	-	-

Net loss for the year ended December 31, 2000	-	-	-	-	-	(2,187,138)

Balance, December 31, 2000	153,915,798	$153,916	$-	$15,201,661	$-	$(16,330,148)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2000	153,915,798	$153,916	$-	$15,201,661	$-	$(16,330,148)

Common stock and warrants issued for cash at $0.20 per share	500,000	500	-	99,500	-	-

Common stock and warrants issued for cash at $0.15 per share	200,000	200	-	29,800	-	-

Common stock and warrants issued or cash at $0.15 per share	166,666	167	-	24,818	-	-

Common stock and warrants issued for cash at $0.18 per share	555,555	555	-	99,441	-	-

Net loss for the year ended December 31, 2001	-	-	-	-	-	(716,054)

Balance, December 31, 2001	155,338,019	155,338	-	15,455,220	-	(17,046,202)

Common stock and warrants issued for cash at $0.10 per share	1,000,000	1,000	-	99,000	-	-

Common stock issued for services at $0.10 per share	230,000	230	-	22,770	-	-

Common stock issued for debt at $0.10 per share	447,368	447	-	44,290	-	-

Common stock and warrants issued for cash at $0.10 per share	250,000	250	-	24,750	-	-

Common stock issued for services at $0.10 per share	480,000	480	-	47,520	-	-

Net loss for the year ended December 31, 2002	-	-	-	-	-	(687,273)

Balance, December 31, 2002	157,745,387	$157,745	$-	$15,693,550	$-	$(17,733,475)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2002	157,745,387	$157,745	$-	$15,693,550	$-	$(17,733,475)

Common stock issued in lieu of notes payable at $0.05 per share	460,000	460	-	22,540	-	-

Common stock and warrants issued for cash at $0.05 per share	500,000	500	-	24,500	-	-

Common stock issued for services at $0.05 per share	100,000	100	-	4,900	-	-

Common stock and warrants issued for cash at $0.05 per share	165,000	165	-	8,085	-	-

Common stock and warrants issued for cash at $0.05 per share	200,000	200	-	9,800	-	-

Common stock and warrants issued for services at $0.02 per share	2,000,000	2,000	-	38,000	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	(522,796)

Balance, December 31, 2003	161,170,387	161,170	-	15,801,375	-	(18,256,271)

Net loss for the year ended December 31, 2004	-	-	-	-	-	(371,395)

Balance, December 31, 2004	161,170,387	161,170	-	15,801,375	-	(18,627,666)

Net loss for the year ended December 31, 2005	-	-	-	-	-	(326,153)

Balance, December 31, 2005	161,170,387	161,170	-	15,801,375	-	(18,953,819)

Common stock warrants granted	-	-	-	2,756	-	-

Additional capital contributed	-	-	-	1,356	-	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(356,430)

Balance, December 31, 2006	161,170,387	$161,170	$-	$15,805,487	$-	$(19,310,249)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2006	161,170,387	$161,170	$-	$15,805,487	$-	$(19,310,249)

Common stock warrants granted	-	-	-	30,737	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(552,449)

Balance, December 31, 2007	161,170,387	161,170	-	15,836,224	-	(19,862,698)

Common stock issued for cash at $0.01 per share	8,000,000	8,000	-	72,000	-	-

Common stock issued to officers, directors and consultants in lieu of outstanding debt at $0.02 per share	11,250,000	11,250	-	213,750	-	-

Common stock issued to a director in Lieu of debt at $0.02 per share	409,075	409	-	7,772	-	-

Common stock issued to directors for stock deposits previously received at $0.02 per share	5,463,333	5,463	-	104,637	-	-

Common stock issued for cash at $0.03 per share	3,300,000	3,300	-	95,700	-	-

Common stock issued for services and services to be rendered at prices from $0.03 to $0.042 per share	7,000,000	7,000	-	225,000	-	-

Common stock issued for cash at $0.03 per share	3,333,333	3,334	-	96,666	-	-

Common stock warrants granted	-	-	-	86,572	-	-

Additional capital contributed	-	-	-	16,667	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(707,542)

Balance, December 31, 2008	199,926,128	$199,926	$-	$16,754,988	$-	$(20,570,240)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage

Balance, December 31, 2008	199,926,128	$199,926	$-	$16,754,988	$-	$(20,570,240)

Common stock issued for cash at $0.02 per share	6,000,000	6,000	-	114,000	-	-

Common stock issued for cash at $0.03 per share	21,599,999	21,600	-	626,400	-	-

Common stock issued for cash at $0.06 per share	4,459,999	4,460	-	263,140	-	-

Common stock issued for cash at $0.10 per share	1,324,400	1,324	-	131,116	-	-

Common stock issued for cash at $0.15 per share	66,667	67	-	9,933	-	-

Common stock issued for cash at $0.25 per share	340,000	340	-	84,660	-	-

Common stock issued for services and for services to be rendered at $0.036 to $0.10 per share	2,495,474	2,495	-	163,375	-	-

Common stock issued for patent legal work performed at $0.295 per share	50,000	50	-	14,700	-	-

Common stock issued to directors in lieu of exercise of cashless warrants	5,126,265	5,126	-	(5,126)	-	-

Common stock issued to a related company in an early termination of a marketing rights agreement and the termination of a joint venture agreement at $0.40 per share	312,500	313	-	124,687	-	-

Common stock warrants granted	-	-	-	105,393	-	-

Stock options granted to a consultant and a director for services rendered	-	-	-	146,097	-	-

Loss on foreign currency translation	-	-	-	-	(3,611)	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,474,715)

Balance, December 31, 2009	241,701,432	$241,701	$-	$18,533,363	$(3,611)	$(22,044,955)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
					Other	Accumulated
				Additional	Compre-	During the
	Common Stock			Paid-in	hensive	Development
	Shares	Amount	Subscribed	Capital	Loss	Stage
Balance, December 31, 2009	241,701,432	$241,701	$-	$18,533,363	$(3,611)	$(22,044,955)

Common stock issued for cash ranging from $0.12 to $0.25 per share	10,861,665	10,862	-	1,372,538	-	-

Stock issuance costs	-	-	-	(10,000)	-	-

Common stock issued in lieu of stock issuance costs valued at $0.17 per share	588,235	588	-	(588)	-	-

Common stock issued for services rendered and to be rendered valued at prices ranging from $0.19 to $0.29 per share	2,210,839	2,211	-	545,554	-	-

Common stock issued to officers and directors as bonus for services rendered valued at $0.21 per share	4,000,000	4,000	-	836,000	-	-

Stock options granted to a consultant for services rendered	-	-	-	46,094	-	-

Stock options granted to a director and Officer for board and other services	-	-	-	203,022	-	-

Stock options granted to a consultant for patent services rendered	-	-	-	67,465	-	-

Loss on foreign currency translation	-	-	-	-	(4,908)	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	(2,756,126)

Balance, December 31, 2010	259,362,171	$259,362	$-	$21,593,448	$(8,519)	$(24,801,081)

Common stock issued for cash ranging from $0.08 to $0.192 per share	11,554,778	11,555	-	1,404,351	-	-

Stock issuance costs	-	-	-	(4,300)	-	-

Common shares subscribed for ranging from $0.08 to $0.12 per share			1,125	128,875	-	-

Stock options granted for services rendered				33,403

Common stock issued previously subscribed	1,125,000	1,125	(1,125)

Loss on foreign currency translation	-	-	-	-	(12,563)	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,940,217)

Balance, December 31, 2011	272,041,949	$272,042	-	$23,155,777	$(21,082)	$(26,741,298)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		From Inception on January 31, 1986 Through December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,940,217)	$(2,756,126)	$(26,741,298)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	22,452	9,740	82,883
Stock issued for services	-	1,323,843	4,714,741
Stock issued for the early termination of a marketing rights agreement and joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	63,923	21,211	201,311
Expense on extension of warrants below market value	-	-	2,092,315
Value of stock options granted	33,404	249,115	428,616
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlement	-	-	(603,510)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(36,772)	761	(86,842)
Customer deposits	40,000	-	40,000
Accounts payable and accounts payable – related parties	25,900	(19,345)	1,326,458
Accrued expenses and accrued expenses – related parties	20,668	(79,059)	3,060,536
Net Cash Used by Operating Activities	(1,770,642)	(1,249,860)	(14,643,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patents	(49,250)	(38,909)	(102,392)
Purchase of property and equipment	(4,404)	-	(48,586)
Net Cash Used by Investing Activities	(53,654)	(38,909)	(150,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(4,881)	(2,720)	(203,679)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Repayment on stockholders advances	(6,000)	(1,000)	(31,191)
Capital contributions	-	-	439,870
Stock issuance costs	(4,300)	(10,000)	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock for cash	1,545,905	1,383,400	13,255,967
Net Cash Provided by Financing Activities	1,530,724	1,369,680	14,945,001
EFFECTS ON CURRENCY EXCHANGE RATE	(12,563)	(4,908)	(21,082)
CHANGES ON CASH AND CASH EQUIVALENTS
NET INCREASE IN CASH	(306,135)	76,003	129,759
CASH AT BEGINNING OF PERIOD	435,894	359,891	-
CASH AT END OF PERIOD	$129,759	$435,894	$129,759

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR
Interest	$1,339	$155	$31,357
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$4,864	$2,775	$7,639
Stock issued for prepaid consulting fees	$-	$63,923	$301,811
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$67,465	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.      Organization (Continued)

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial condition and operations of CFGH are being consolidated with Medizone as of and for the periods ended December 31, 2011 and 2010.

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
December 31, 2011 and 2010

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.      Formation of Joint Venture (Continued)

Effective December 14, 2009, the Company’s Board of Directors, in an effort to unwind the joint venture and reconvey to the Company all global marketing rights of the Company’s intellectual property, entered into a Termination Agreement (the “Termination Agreement”) whereby the Company issued a total of 312,500 shares of common stock (valued at $0.40 per share, an approximate 4.0% increase over the market value of the shares on the date the agreement was entered into) to Solwin as consideration for the early termination of the Licensing Agreement and the Managing Agent Agreement, and to retain all rights and licenses originally granted to MNZ.  Also as part of the Termination Agreement, the Company assigned its ownership rights and shares in MNZ back to Solwin.  During 2009, the Company recorded a loss of $125,000, as the Company was unable to determine the future value of the licensing rights acquired pursuant to the Termination Agreement.

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

f.      Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2011	2010
Numerator
- Loss before extraordinary items	$(1,940,217)	$(2,756,126)
- Extraordinary items	-	-

Denominator (weighted average number of shares outstanding)	266,147,052	249,635,605

Basic loss per share
- Before extraordinary items	$(0.01)	$(0.01)
- Extraordinary items	0.00	0.00
Basic loss per share	$(0.01)	$(0.01)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

At December 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $8,317,000 that may be offset against future taxable income and expire in years 2012 through 2032.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized and the carryforwards will expire unused.  The tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Deferred tax assets at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Net operating loss carryforwards	$3,243,600	$3,124,500
Related party accruals	1,022,400	1,007,800
Depreciation	-	-
Valuation allowance	(4,266,000)	(4,132,300)

	$-	$-

MEDIZONE INTERNATIONAL, INC. AND UBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.      Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	For the Years Ended December 31,
	2011	2010

Book income (loss)	$(756,700)	$(1,074,900)
Stock for expenses	46,000	109,300
Related party expense	-	(41,125)
Depreciation	-	300
Other	15,000	400
Change in valuation allowance	695,700	1,006,025

	$-	$-

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”).  The Company performs reviews of any material tax positions in accordance with and measurement standards established by ASC 740.  The Company had no unrecognized tax benefit which would affect the effective tax rate if recognized as of December 31, 2011 and 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  As the Company has significant NOL carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

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
December 31, 2011 and 2010

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.	Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, made this $250,000 per depositor coverage limit permanent.  At December 31, 2011 and 2010, the Company had $0 and $185,894 of cash and cash equivalents that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

NOTE 2 -        PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31, 2011 and 2010:

	2011	2010

Office equipment	$19,249	$19,249
Furniture	6,307	6,307
Computers and software	7,003	5,092
Leasehold improvements	2,493	-
	35,052	30,648
Accumulated depreciation	(31,077)	(29,304)

Property and equipment, net	$3,975	$1,344

Depreciation expense for the years ended December 31, 2011 and 2010 was $1,770 and $1,697, respectively.

NOTE 3 -        TRADEMARK AND PATENTS

Trademark and patents consists of the following at December 31, 2011 and 2010:

	2011	2010

Patent costs	$174,933	$125,683
Trademark	770	770
	175,703	126,453
Accumulated amortization	(29,361)	(8,682)

Trademark and patents, net	$146,342	$117,771

Amortization expense for the years ended December 31, 2011 and 2010 was $20,771 and $8,126, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 -        ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following at December 31, 2011 and 2010:

	2011	2010
Accrued payroll and consulting – related parties	$1,841,922	$1,845,422
Accrued interest	431,302	407,646
Accrued payroll taxes – related parties	118,605	118,894
Other accruals	20,684	19,883

Total	$2,412,513	$2,391,845

Accrued expenses – related parties relate to accrued but unpaid prior payroll and consulting fees (and associated taxes) for certain of the Company’s employees who are also directors, officers or stockholders.

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2011 and 2010.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities

As of December 31, 2011 and 2010, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

The Company’s Board of Directors has approved the following salaries/consulting fees for its key officers: 1) $170,000 a year for the Company’s Chief Executive Officer and increases to $195,500 effective March 1, 2012, and 2) $60,000 a year for the Company’s Chief Financial Officer.

Operating Leases

In 2009, the Company entered into a lease agreement and established its own certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which will provide a primary research and development platform for the Company as it proceeds towards commercialization of its products.  The initial lease term expired on June 30, 2011, but has been extended to June 30, 2012, with a monthly lease payment increasing from $1,300 to $1,350 Canadian Dollars (“CD”) plus the applicable Goods and Services Tax (“GST”).

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

Operating Leases (Continued)

A second laboratory space for full scale room testing also expired on June 30, 2011, but was extended to June 30, 2012, with a monthly lease payment increasing from $1,200 to $1,250 CD, plus the applicable GST.  In March 2011, the Company also entered into a lease agreement and established its own corporate offices in California that includes a monthly lease payment of $2,500 U.S. Dollars and is renewable on a month to month basis following the initial lease term that ended in May 2011.  The Company elected to terminate this lease in December 2011 and enter into a new corporate office lease effective January 1, 2012 (see Note 14).

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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

Common Stock for Cash – 2011

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

Common Stock for Cash – 2011

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

During November and December 2011, the Company sold an aggregate of 1,550,000 restricted shares of common stock, to eight accredited investors, not otherwise affiliated with the Company, for cash proceeds of $155,000 at a price of $0.10 per share.  There were no underwriters involved.

Recapitalization

Effective August 26, 2009, authorized by the stockholders at the Company’s annual stockholder’s meeting, the Company’s Articles of Incorporation (“AOI”) were amended to include a class of Preferred Stock, par value $0.00001, with authorized shares of 50,000,000.  No shares of Preferred Stock have been issued, however, as of December 31, 2010.  The rights and preferences of the newly authorized preferred shares will be determined by the Company’s Board at a later time.  The AOI were also amended to increase the authorized shares of common stock from 250,000,000 to 395,000,000 shares, par value $0.001.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

Each Draw Down Notice must specify the lowest purchase price during the Draw Down Pricing Period at which the Company will sell the shares to Mammoth, which shall not be less than 75 percent of the lowest closing bid price during the Draw Down Pricing Period. Furthermore, the number of shares to be issued is limited by multiplying by five the average daily trading volume for the 30 trading days immediately preceding the delivery of the Draw Down Notice. The Draw Down Notice will also include the aggregate dollar amount of the Draw Down, which will not be less than $25,000 and not more than $500,000 in any Draw Down Notice.  There must be a minimum of 15 trading days between each Draw Down Notice.  Regardless of the maximum amount indicated in the Draw Down Notice, Mammoth is not obligated to purchase shares under any Draw Down Notice in an amount which, when added to the number of shares of common stock then beneficially owned by Mammoth, will result in Mammoth owning more than 4.9 percent of the outstanding shares of the Company’s common stock.

The Company agreed to pay up to $5,000 of reasonable attorneys’ fees and expenses (of which the Company paid $4,300 during the year ended December 31, 2011 to fully satisfy this obligation) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Mammoth on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of our common stock under the Stock Purchase Agreement.  The Company is not permitted to make Draw Downs under the Stock Purchase Agreement at any time there is not an effective registration statement registering the resale of shares of common stock by Mammoth.  On January 25, 2011, the registration statement was made effective by the SEC.  As previously mentioned, the Company has made four Draw Down requests under the Stock Purchase Agreement during the year ended December 31, 2011 as well as one subsequent to year-end as noted in Note 14 below.

The Stock Purchase Agreement may be terminated at any time by the mutual written consent of the parties. Unless earlier terminated, the Stock Purchase Agreement will terminate automatically on the 24-month anniversary of the effective date of the registration statement (which term may not be extended by the parties).

ADA Innovations

In December 2010, the Company reached a Services Agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions (the “Projects”) of the Company’s AsepticSure™ disinfection systems (“ADS”).  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011, and amended in January 2012.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

In addition, BiOzone Corporation will remain involved as a development support partner and manufacturer of laboratory equipment, and will assist, as requested, in construction of permanent installations for large-scale industrial applications.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.  The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the year ended December 31, 2011, the Company incurred expenses totaling approximately $607,000, for services provided under the Services Agreement.  Of these amounts, approximately $569,000 were recorded as research and development costs.

NOTE 7 -        COMMON STOCK WARRANTS AND OPTIONS

Warrants

All outstanding warrants were either exercised or expired unexercised prior to the year ended December 31, 2009, thus there are no warrants outstanding as of December 31, 2011 and 2010.  In June 2009, and various dates over the past several years, the Company’s Board agreed to extend the expiration date on certain outstanding warrants to purchase common stock to August 19, 2009.  The Company estimates the fair value of each stock award or expiration extension at the grant date or extension date by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7 -        COMMON STOCK WARRANTS AND OPTIONS (Continued)

As discussed in Note 6, on August 5, 2009, warrants held by two separate directors of the Company for a total of 6,487,408 shares were exercised, using the cashless exercise provision within the warrant agreements, resulting in the issuance of 5,126,265 shares of common stock with no cash proceeds received.  On August 19, 2009, all remaining warrants expired unexercised.  As a result, the Company’s outstanding warrants as of December 31, 2011, 2010 and 2009 were zero.

Options

On August 26, 2009, the Company granted a total of 1,000,000 options to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted an additional 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) 500,000 of the options vested immediately on the date of grant, ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of December 31, 2011 and 2010, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

In March 2010, the Company granted 250,000 options to an individual for research and development consulting services to be rendered through September 2010.  The options have an exercise price of $0.19 per share, and are exercisable for up to five years.  The value of these options granted, totaling $46,094, was recognized during 2010.

In July 2010, the Company granted a total of 3,500,000 options to certain board members and employees of the Company as additional compensation for work performed.  These options are exercisable at $0.20 per share, are exercisable for five years, but do not vest until the Company has achieved commercial sales.  As of December 31, 2011 and 2010, none of these options had vested.  The value of these options granted, totaling $710,577, will be recorded in the future once the Company has achieved commercial sales.

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

In September 2010, the Company granted 250,000 options to an outside consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share, are exercisable for five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product.  As of December 31, 2011 and 2010, none of these options had vested.  The value of these options granted, totaling $65,067, will be recorded in the future once the Company has achieved the required commercial sales.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 7 -        COMMON STOCK WARRANTS AND OPTIONS (Continued)

In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which do not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized this entire amount during the year ended December 31, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which do not vest until such date. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized this entire amount during the year ended December 31, 2011.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.43%
Expected life	5 years
Expected volatility	176.45%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	$0.17
Granted	250,000	$0.14
Expired/Canceled	(250,000)	$0.20
Exercised	-	n/a
Outstanding, end of period	7,750,000	$0.17
Exercisable	3,250,000	$0.15

As previously discussed, the Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of this accounting standard, additional expense of $33,403 and $249,115 was recorded for the years ended December 31, 2011 and 2010, respectively, under the Black-Scholes option pricing model.  An additional amount of $67,465 has been capitalized as patent costs during 2010, as previously mentioned, which costs will be amortized over the expected useful life of the patents.  An additional expense of $873,042 will be expensed in the future as the additional vesting requirements are met.

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
December 31, 2011 and 2010

NOTE 9 -        DUE TO STOCKHOLDERS AND ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2009, certain directors had advanced a total of $7,000 to the Company to cover operating expenses.  During 2011 and 2010, the Company repaid $6,000 and $1,000, respectively, of the amount outstanding.  As of December 31, 2011, there is no outstanding balance.

As of December 31, 2011 and 2010, the Company had outstanding $229,669 and $228,269, respectively, owed to certain consultants for unpaid previous years services. These consultants are stockholders of the Company and therefore have been classified as related parties.

NOTE 10 -      NOTES PAYABLE

Notes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Notes payable to ten stockholders, due on demand, plus interest at 10% per annum (in arrears). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	$60,815	$60,815

Notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction.	37,000	37,000

Notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676	182,676

Note payable to a financing company, payable in nine monthly installments currently at $705, interest at 7.75% per annum, matures on March 31, 2012.	2,758	2,775

Total Notes Payable	283,249	283,266
Less: Current Portion	(283,249)	(283,266)
Long-Term Notes Payable	$-	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31,	Amount
2012	$283,249

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 -      DEBT FORGIVENESS

During the year ended December 31, 2009, an outside attorney of the Company forgave a total of $61,514 in previously accrued interest on past due balances.

NOTE 12 -      GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2011, which have resulted in an accumulated deficit of $26,741,298 at December 31, 2011.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of approximately $3,264,298, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Also, during 2011, the Company raised a total of $1,545,906 through the sale of 12,679,778 shares of common stock at prices ranging from $0.08 to $0.192 per share, which funds have been used to keep the Company current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization system.  Subsequent to December 31, 2011, through the date of this report, the Company raised a total of $789,310 through the sale of 7,306,089 shares of common stock at prices ranging from $0.10 to $0.165 per share.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2012, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed as apparent to subsequent investments made as noted above and below in Note 14.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 13 –     CUSTOMER DEPOSITS

In November 2011, the Company awarded the production manufacturing contract for AsepticSure™ to SMTC Corporation (SMTC), headquartered in Toronto, Canada.  SMTC maintains manufacturing facilities in Canada, the United States, Mexico and China.  The Company believes SMTC has the capacity to address all AsepticSure™ manufacturing requirements for the foreseeable future.  In January 2012, the Company initialed its first purchase order for five production validation units to be manufactured.  The production validation units are intended to be used for regulatory compliance and licensing validation, additional testing and early delivery purposes.

As of December 31, 2011, the Company received two purchase orders and related customer deposits totaling $40,000 to purchase the AsepticSure™ disinfection systems.  The Company anticipates deliveries of its first disinfection systems early in 2012.  As of December 31, 2011, these customer deposits have been reflected as current liabilities in the accompanying consolidated balance sheet.

NOTE 14 –     SUBSEQUENT EVENTS

Effective January 1, 2012, the Company entered into a lease agreement for its corporate offices in California that includes a monthly lease payment of $2,100 U.S. Dollars and has a lease term through December 31, 2012.

During January and February 2012, the Company sold an aggregate of 6,653,000 restricted shares of common stock to approximately 30 accredited investors for cash proceeds of $665,300 at a price of $0.10 per share.  There were no underwriters involved.

During January 2012, the Company issued 903,089 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $149,010, at a price of $0.165 per share.  There were no underwriters involved.

On February 21, 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan.

On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant.  In addition, certain officers, consultants and employees of the Company were awarded options in the aggregate for the purchase of 1,050,000 shares of stock at an exercise price of $0.23 per share.  Each of the options granted was fully vested on the date of grant.