Form 10-Q
period 2012-03-31
MEDIZONE INTERNATIONAL INC
filed 2012-05-04
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

At May 4, 2012, the registrant had 279,598,038 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$335,546	$129,759
Prepaid expenses	181,365	47,286
Total Current Assets	516,911	177,045

PROPERTY AND EQUIPMENT (NET)	6,567	3,975

OTHER ASSETS
Trademark and patents, net	192,179	146,342
Lease deposit	4,272	4,272
Total Other Assets	196,451	150,614

TOTAL ASSETS	$719,929	$331,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$404,020	$475,912
Accounts payable – related parties	234,679	229,669
Accrued expenses	457,899	451,986
Accrued expenses – related parties	1,937,941	1,960,527
Customer deposits	40,000	40,000
Notes payable	296,157	283,249
Total Current Liabilities	3,370,696	3,441,343

CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,595,548	3,666,195

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value,279,598,038 and 272,041,949 shares issued and outstanding, respectively	279,598	272,042
Additional paid-in capital	25,020,131	23,155,777
Other comprehensive loss	(21,990)	(21,082)
Deficit accumulated during the development stage	(28,153,358)	(26,741,298)
Total Stockholders' Deficit	(2,875,619)	(3,334,561)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$719,929	$331,634

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2012	2011	2012
REVENUES	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	103,790
General and administrative	1,329,766	211,304	20,689,417
Research and development	68,249	282,579	5,174,177
Expense on extension of warrants	-	-	2,092,315
Depreciation and amortization	7,861	5,045	90,915
Bad debt expense	-	-	48,947
Total Expenses	1,405,876	498,928	28,199,561
Loss from Operations	(1,405,876)	(498,928)	(28,066,212)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	208,417
Debt forgiveness	-	-	61,514
Non-controlling interest in loss	-	-	26,091
Other income	-	-	19,780
Interest expense	(6,185)	(6,264)	(1,172,686)
Loss on termination of license agreement		-	(125,000)
Total Other Expenses	(6,185)	(6,264)	(981,884)

LOSS BEFORE EXTRAORDINARY ITEMS	(1,412,061)	(505,192)	(29,048,096)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	479,738
Lawsuit settlement	-	-	415,000
Total Extraordinary Items	-	-	894,738

NET LOSS	(1,412,061)	(505,192)	(28,153,358)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(908)	(2,106)	(21,990)

TOTAL COMPREHENSIVE LOSS	$(1,412,969)	$(507,298)	$(28,175,348)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	277,646,110	259,672,606

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,412,061)	$(505,192)	$(28,153,359)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	7,840	5,017	90,723
Stock issued for services	-	-	4,714,741
Stock issued for early termination of a marketing rights agreement and a joint venture agreement	-	-	125,000
Amortization of deferred consulting fees	-	28,879	201,311
Expense on extension of warrants below market value	-	-	2,092,315
Value of stock options granted	1,057,600	1,733	1,486,216
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlement	-	-	(603,510)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(115,444)	(6,357)	(202,286)
Customer deposits	-	-	40,000
Accounts payable and accounts payable – related parties	(66,882)	71,222	1,259,576
Accrued expenses and accrued expenses – related parties	(16,673)	4,014	3,043,863
Net Cash Used by Operating Activities	(545,620)	(400,684)	(15,188,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patents	(53,119)	(10,584)	(155,511)
Purchase of property and equipment	(3,149)	-	(51,735)
Net Cash Used by Investing Activities	(56,268)	(10,584)	(207,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(5,727)	(6,145)	(209,406)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Repayment on stockholders advances	-	-	(31,191)
Capital contributions	-	-	439,870
Stock issuance costs		(4,300)	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock and subscribed for cash	814,310	183,299	14,070,277
Net Cash Provided by Financing Activities	808,583	172,854	15,753,584
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH	(908)	(2,106)	(21,990)
NET DECREASE IN CASH	205,787	(240,520)	335,546
CASH AT BEGINNING OF PERIOD	129,759	435,894
CASH AT END OF PERIOD	$335,546	$195,374	$335,546

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			on January 31,
	For the Three Months Ended		1986 Through
	March 31,		March 31,
	2012	2011	2012

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID FOR:
Interest	$181	$350	$31,538
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$18,635	$18,822	$26,274
Stock issued for prepaid consulting fees	$-	$-	$301,811
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial condition and operations of CFGH are being consolidated with the Company for the periods ended March 31, 2012, March 31, 2011 and December 31, 2011.

NOTE 3     BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended March 31,
	2012	2011
Numerator
- Loss before extraordinary items	$(1,412,061)	$(505,192)
- Extraordinary items	-	-
Denominator (weighted average number of shares outstanding)	277,646,110	259,672,606
Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	0.00	0.00
Basic loss per share	$(0.00)	$(0.00)

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 3     BASIC LOSS PER SHARE (continued)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2012, which have resulted in an accumulated deficit of $28,153,358 at March 31, 2012.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of approximately $2,853,785, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

As discussed in Note 7 below, the Company entered into a Stock Purchase Agreement and established an Equity Line with Mammoth Corporation (“Mammoth”).  The Company does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its location sterilization technologies.  The Company believes that it will need approximately $2,250,000 for the next nine months for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth, the frequency and amounts of draws are within its control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.

During 2011, the Company raised a total of $1,545,906 through the sale of 12,679,778 shares of common stock at prices ranging from $0.08 to $0.192 per share, which funds have been used to keep the Company current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization system.  During the three months ended March 31, 2012, the Company raised a total of $814,310 through the sale of 7,556,089 shares of common stock at prices ranging from $0.10 to $0.165 per share.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2012, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed as apparent to subsequent investments.

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
March 31, 2012 and December 31, 2011

NOTE 5     COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2012 and December 31, 2011.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities
As of March 31, 2012 and December 31, 2011, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

The Company’s Board of Directors has approved the following salaries/consulting fees for its key officers: (1) $170,000 a year for the Company’s Chief Executive Officer, which increased to $195,500 effective March 1, 2012, and (2) $60,000 a year for the Company’s Chief Financial Officer.

Operating Leases
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

NOTE 6     COMMON STOCK WARRANTS AND OPTIONS

Warrants
All outstanding warrants were either exercised or expired unexercised prior to the year ended December 31, 2009, thus there are no warrants outstanding as of March 31, 2012.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 6     COMMON STOCK WARRANTS AND OPTIONS (continued)

Options

On August 26, 2009, the Company granted a total of 1,500,000 options to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) 500,000 of the options vested immediately on the date of grant, (ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital sterilization program completes its beta-testing, and (iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of fifty units or devices have been sold to third parties by the Company.  As of March 31, 2012, 1,000,000 of the 1,500,000 options granted to this consultant had not yet vested.

In July 2010, the Company granted a total of 3,500,000 options to certain board members and employees of the Company as additional compensation for work performed.  As of December 31, 2011, 250,000 options were cancelled under this agreement.  These options are exercisable at $0.20 per share, are exercisable for five years, but do not vest until the Company has achieved commercial sales.  As of March 31, 2012, none of these options had vested.  The value of these options granted, totaling $710,577, will be recorded in the future once the Company has achieved commercial sales.

In September 2010, the Company granted 250,000 options to an outside consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share, are exercisable for five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product.  As of March 31, 2012, none of these options had vested.  The value of these options granted, totaling $65,067, will be recorded in the future once the Company has achieved the required commercial sales.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan.  On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant.  In addition, certain officers, consultants and employees of the Company were awarded options in the aggregate for the purchase of 1,050,000 shares of stock at an exercise price of $0.23 per share.  The value of these options granted, totaling $1,057,600, was recognized as expense during the three months ended March 31, 2012 as each of the options granted was fully vested on the date of grant.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	0.16%
Expected life	5 years
Expected volatility	151.73%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 6     COMMON STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding options as of March 31, 2012, and changes during the three month period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	0.17
Granted	5,050,000	0.23
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of period	12,800,000	0.21
Exercisable	8,300,000	0.20

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. Under the provisions of this accounting standard, additional expense of $1,057,600 and $1,733 was recorded for the three-month period ended March 31, 2012 and 2011, respectively, using the Black-Scholes option pricing model.

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During January and February 2012, the Company sold an aggregate of 6,653,000 restricted shares of common stock to approximately 30 accredited investors for cash proceeds of $665,300 at a price of $0.10 per share.

During January 2012, the Company issued 903,089 shares of common stock to Mammoth as part of the Equity Line for cash proceeds of $149,010, at a price of $0.165 per share.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (continued)

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012 and December 31, 2011

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company will pay ADA as services are provided.  During the three months ended March 31, 2012 and 2011, the Company incurred expenses totaling approximately $42,000 and $125,000, respectively, for services provided under the Services Agreement, which expenses have been included in research and development costs for each period.

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of March 31, 2012 and December 31, 2011, the Company had outstanding $234,679 and $229,669, respectively, owed to certain consultants for unpaid previous years services. These consultants are stockholders of the Company and therefore have been classified as related parties.

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

Early in 2008, we began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.  This new direction included re-positioning the Company to pursue an initiative in the field of hospital disinfection. Following laboratory results with Bacillus subtilis, an internationally recognized surrogate for anthrax, that produced 7 log reductions (sterilization), we have expanded our research and business plan to include bio-terrorism countermeasures as well as hospital disinfection and critical infrastructure decontamination.

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

Corporate Operations

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

In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths.  The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.”  Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (CDC Report, 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol. 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States.  We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections exceed 100,000 per year.

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

During January 2012, technology transfer of the production design was completed from ADA Innovations (“ADA”), our production development partner, to SMTC.  An initial order was placed for five production validation units to be built.  The production validation units are intended to be used for regulatory compliance and licensing validation, additional testing and early delivery positions.

In February 2012, SMTC reported that certain supply-side and tooling delays set back the anticipated delivery date for the initial units back by a number of weeks, although the first unit has been delivered and is now undergoing verification testing.  Electrical testing requirements for the unit have been met.  We expect that the remaining four validation units will be delivered in May 2012 and we will use them for additional trials and to fill early delivery positions.

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

Employees

As of March 31, 2012, we had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science.  The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis exceeds 20.

Results of Operations

Three Months Ended March 31, 2012 and 2011

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

For the three months ended March 31, 2012, we had a net loss of $1,412,061, compared with a net loss for the three months ended March 31, 2011 of $505,192. Our primary expenses are payroll and consulting fees, research and development costs, office expenses and interest expense.

 For the three months ended March 31, 2012 and 2011, we incurred $1,329,766 and $211,304, respectively, in general and administrative expenses. The majority of these costs include payroll and consulting fees and professional fees.  The increase during the three months ended March 31, 2012 over the prior year period was primarily the result of options granted to Directors for services rendered as well as consultants for performance bonuses.  These options vested immediately and result in an approximate $1.1 million expense. The remaining general and administrative expenses include rent, office and travel expenses.

For the three months ended March 31, 2012 and 2011, we incurred $68,249 and $282,579, respectively, in research and development costs.  The decrease during the three months ended March 31, 2012 over the prior year period was primarily the result of less research and development costs, prototype development costs, consulting, and other research activities as the Company gets closer to product release. Since inception, we have spent a total of $5,174,177 for research and development related to our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $296,157 and $283,249 at March 31, 2012 and December 31, 2011, respectively. Interest expense on these obligations during the three months ended March 31, 2012 and 2011 was $6,185 and $6,264, respectively. The applicable interest rates on this debt ranged from 4.3 percent to 10 percent per annum.

Liquidity and Capital Resources

At March 31, 2012, our working capital deficiency was $2,853,785, compared to a working capital deficiency of $3,264,298 at December 31, 2011. The stockholders’ deficit at March 31, 2012 was $28,153,358 compared to $26,741,298 at December 31, 2011.

As a development stage company, we have had no revenues. We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization. As discussed above, the Company entered into the Stock Purchase Agreement with Mammoth, in November 2010, and established the Equity Line. We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our location sterilization technologies. We believe that we will need approximately $2,250,000 for the next nine months for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales. Pursuant to the Stock Purchase Agreement, the frequency and amounts of draws are within our control. We are not obligated to make any draws, and we may draw any amount up to the full amount of the Equity Line, in our discretion. We do not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement our business plan.

During the three months ended March 31, 2012, we generated cash of $814,310 through the sale of 7,556,089 shares of common stock to Mammoth and accredited investors at prices ranging from $0.10 to $0.165 per share. We expect that additional capital will come primarily from the Equity Line to continue our activities and to sustain operations. Also, we anticipate that we will be able to raise additional funds, as needed, from some of the same accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors and there is no assurance that these investors will purchase additional shares.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at March 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended March 31, 2012 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales Under the Equity Line

During the three-month period ended March 31, 2012, we sold 903,089 shares of common stock pursuant to a single Draw Down Notice under the Stock Purchase Agreement to Mammoth for cash proceeds totaling $149,010, or $0.165 per share. There were no underwriters involved. The proceeds were used for general operating expenses and for the continuing development of the AsepticSure™ hospital sterilization system. The sale to Mammoth was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

Private Placements

During the three-month period ended March 31, 2012, we sold an aggregate of 6,653,000 restricted shares of common stock to approximately 30 accredited investors for cash proceeds totaling $665,300, or $0.10 per share. The purchasers of the shares were primarily current shareholders of, but not otherwise affiliated with the Company. There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital sterilization system. The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 5.  Other Information

Dan J. Hoyt, a director of the Company, has updated his biographical information as follows:

Mr. Hoyt graduated from Indiana University with a B.S. degree in General Business Administration in 1962. For the past 35 years, he has been involved in the life insurance and group benefits industry, achieving both industry-wide and national company recognition for production and mentorship. He has been an MDRT main platform speaker and chair of its Family Time committee. Mr. Hoyt previously worked 7 years as an account executive at Merrill Lynch in Indianapolis and as Chief Executive of two and Vice President of one Chambers of Commerce in Indiana. Mr. Hoyt is the former Chairman of the Board of Biological Systems, Inc., a bio-cleansing, microbial remediation system dealing with natural animal fats and oil-based materials. He was chairman of the board and a principal of Tri-Ozone, a sales and distribution company for ozone generation equipment. He was also the owner of the Dan Hoyt & Associates franchise of Success Motivation Institute, SMI’s national franchise sales leader for two consecutive years, and earning “Client of the Year” honors. Mr. Hoyt is and very active in his community and serves and has served in many leadership positions with a variety of community organizations. These activities and positions include: member of the Indiana University Medical School Cancer Center Development Board; former board member and chair of Saint Mary of the Woods College, Terre Haute, IN; board chair of Our Lady of Fatima Retreat Center; and twice chair of the Parents Association of Ball State University. He is also past president of the Serra Club of Indianapolis; former board member of St. Elizabeth Home for Unwed Mothers, Prevent Blindness of Indiana, Indianapolis Business Development Foundation, and Christamore Settlement House. He was recently appointed vice-chair of the St. Vincent Hospital Foundation of Central Indiana, which is a member of the Ascension Health Network.  He is the chair of the Rebuild My Church Board of Visitors of Marian University, and a founding member of Pink Ribbon Connection, a newly formed group serving the needs of breast cancer patients and survivors in central Indiana.

Item 6.  Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

May 4, 2012