Form 10-Q
period 2012-06-30
MEDIZONE INTERNATIONAL INC
filed 2012-08-01
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 1, 2012, the registrant had 281,303,594 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2012

		Page No.
Part I — Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets: June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited): For the Three and Six Months Ended June 30, 2012 and 2011 and from inception on January 31, 1986 through June 30, 2012	4

	Consolidated Statements of Cash Flow (Unaudited): For the Six Months Ended June 30, 2012 and 2011 and from inception on January 31, 1986 through June 30, 2012	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II — Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

Signatures		23

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$108,726	$129,759
Prepaid expenses	141,262	47,286
Total Current Assets	249,988	177,045

PROPERTY AND EQUIPMENT (NET)	5,978	3,975

OTHER ASSETS
Trademark and patents, net	196,676	146,342
Lease deposit	4,272	4,272
Total Other Assets	200,948	150,614

TOTAL ASSETS	$456,914	$331,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$426,871	$475,912
Accounts payable – related parties	233,822	229,669
Accrued expenses	463,813	451,986
Accrued expenses – related parties	1,937,941	1,960,527
Customer deposits	40,000	40,000
Notes payable	289,897	283,249
Total Current Liabilities	3,392,344	3,441,343
CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,617,196	3,666,195

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value, 281,303,594 and 272,041,949 shares issued and outstanding, respectively	281,303	272,042
Additional paid-in capital	25,292,689	23,155,777
Other comprehensive loss	(23,628)	(21,082)
Deficit accumulated during the development stage	(28,710,646)	(26,741,298)
Total Stockholders' Deficit	(3,160,282)	(3,334,561)
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$456,914	$331,634

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

					From Inception
	For the		For the		on January 31, 1986
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$133,349

EXPENSES
Cost of sales	-	-	-	-	103,790
General and administrative	251,380	217,798	1,581,146	429,102	20,940,797
Research and development	290,679	306,715	358,928	589,294	5,464,856
Expense on extension of warrants	-	-	-	-	2,092,315
Depreciation and amortization	9,067	5,361	16,927	10,406	99,982
Bad debt expense	-	-	-	-	48,947
Total Expenses	551,126	529,874	1,957,001	1,028,802	28,750,687
Loss from Operations	(551,126)	(529,874)	(1,957,001)	(1,028,802)	(28,617,338)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	-	-	208,417
Debt forgiveness	-	-	-	-	61,514
Non-controlling interest in loss	-	-	-	-	26,091
Other income	-	-	-	-	19,780
Interest expense	(6,161)	(6,414)	(12,347)	(12,678)	(1,178,848)
Loss on termination of license agreement	-	-	-	-	(125,000)
Total Other Expenses	(6,161)	(6,414)	(12,347)	(12,678)	(988,046)

LOSS BEFORE EXTRAORDINARY ITEMS	(557,287)	(536,288)	(1,969,348)	(1,041,480)	(29,605,384)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	-	-	479,738
Lawsuit settlement	-	-	-		415,000
Total Extraordinary Items	-	-	-	-	894,738

NET LOSS	(557,287)	(536,288)	(1,969,348)	(1,041,480)	(28,710,646)

OTHER COMPREHENSIVE LOSS
Loss on foreign currency translation	(1,638)	(2,855)	(2,546)	(4,961)	(23,628)

TOTAL COMPREHENSIVE LOSS	$(558,925)	$(539,143)	$(1,971,894)	$(1,046,441)	$(28,734,274)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	279,937,782	264,273,347	278,791,946	261,985,685

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,969,348)	$(1,041,480)	$(28,710,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,896	10,349	99,779
Stock issued for services	-	-	4,714,741
Stock issued for early termination of a license agreement	-	-	125,000
Amortization of deferred consulting fees	-	48,229	201,311
Expense on extension of warrants below market value	-	-	2,092,315
Value of stock options granted	1,157,738	12,252	1,586,354
Bad debt expense	-	-	48,947
Non-controlling interest in loss	-	-	(26,091)
Loss on disposal of equipment	-	-	693,752
Gain on settlement of debt and lawsuit settlements	-	-	(603,510)
Changes in assets and liabilities:
Prepaid expenses and lease deposit	(81,068)	(26,695)	(167,910)
Accounts payable and accounts payable-related parties	(44,888)	59,710	1,281,570
Accrued expenses and accrued expenses-related parties	(10,759)	9,963	3,049,777
Customer deposits	-	-	40,000
Net Cash Used in Operating Activities	(931,429)	(927,672)	(15,574,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(66,085)	(11,170)	(168,477)
Purchase of property and equipment	(3,148)	-	(51,734)
Net Cash Used in Investing Activities	(69,233)	(11,170)	(220,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lawsuit settlement	-	-	415,000
Principal payments on notes payable	(6,260)	(2,776)	(209,939)
Cash received from notes payable	-	-	1,129,518
Advances from stockholders	-	-	44,658
Payment on stockholder advances	-	-	(31,191)
Capital contributions	-	-	439,870
Stock issuance costs	-	(4,300)	(119,612)
Increase in non-controlling interest	-	-	14,470
Issuance of common stock and subscribed for cash	988,435	1,221,312	14,244,402
Net Cash Provided by Financing Activities	982,175	1,214,236	15,927,176
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,546)	(4,961)	(23,628)
NET INCREASE (DECREASE) IN CASH	(21,033)	270,433	108,726
CASH AT BEGINNING OF PERIOD	129,759	435,894
CASH AT END OF PERIOD	$108,726	$706,327	$108,726

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			on January 31,
	For the Six Months Ended		1986 Through
	June 30,		June 30,
	2012	2011	2012
SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID FOR:
Interest	$428	$850	$31,785
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$12,908	$8,526	$20,547
Stock issued for prepaid consulting fees	$-	$-	$301,811
Stock issued for conversion of debt	$-	$-	$4,373,912
Stock issued for license agreement	$-	$-	$693,752
Stock issued for patent costs	$-	$-	$82,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2012 and December 31, 2011

NOTE 1          BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by US GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial condition and operations of CFGH are being consolidated with the Company for the three- and six-month periods ended June 30, 2012, June 30, 2011, and December 31, 2011.

NOTE 3          BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods of the consolidated financial statements as follows:

	For the Three Months Ended June 30,
	2012	2011
Numerator
- Loss before extraordinary items	$(557,287)	$(536,288)
- Extraordinary items	-	-
Denominator (weighted average number of common shares outstanding)	279,937,782	264,273,347
Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.00)	$(0.00)

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2012 and December 31, 2011

NOTE 3          BASIC LOSS PER SHARE (continued)

	For the Six Months Ended June 30,
	2012	2011
Numerator
- Loss before extraordinary items	$(1,969,348)	$(1,041,480)
- Extraordinary items	-	-
Denominator (weighted average number of common shares outstanding)	278,791,946	261,985,685
Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.00)	$(0.00)

Common stock equivalents, consisting of warrants and options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4          GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2012, which have resulted in an accumulated deficit of $28,710,646 at June 30, 2012.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of approximately $3,142,356, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

As discussed in Note 7 below, the Company entered into a Stock Purchase Agreement and established an Equity Line with Mammoth Corporation (“Mammoth”).  The Company does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its location disinfection technologies.  The Company believes that it will need approximately $2,250,000 for the next nine months for continued research, development, marketing, and related activities, as well as for general corporate purposes, including final product development and initiation of sales.  Pursuant to the Stock Purchase Agreement with Mammoth, the frequency and amounts of draws are within its control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.

During 2011, the Company raised a total of $1,545,906 through the sale of 12,679,778 shares of common stock at prices ranging from $0.08 to $0.192 per share, which funds have been used to keep the Company current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations including the initial costs of development for its hospital disinfection system.  During the six months ended June 30, 2012, the Company raised a total of $988,435 through the sale of 9,261,645 shares of common stock at prices ranging from $0.09 to $0.165 per share.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2012, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed as apparent to subsequent investments.

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
June 30, 2012 and December 31, 2011

NOTE 5          COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2012 and December 31, 2011.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities

As of June 30, 2012 and December 31, 2011, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

The Company’s Board of Directors has approved the following salaries/consulting fees for its key officers: (1) $170,000 a year for the Company’s CEO, which increased to $195,500 effective March 1, 2012, and (2) $60,000 a year for the Company’s CFO.

Operating Leases

Effective January 1, 2012, our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease has a term of one year, through December 31, 2012 with monthly lease payments of $2,100.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term was extended to June 30, 2012, with monthly lease payments of Canadian Dollars (“CD”) $1,350 plus the applicable Goods and Services Tax (“GST”); after June 30, 2012, the lease is on a month-to-month term.  A second laboratory space for full scale room testing was extended to June 30, 2012, with monthly lease payments of CD $1,250, plus the applicable GST; after June 30, 2012, the lease is on a month-to-month term.

We estimate that our current facilities are sufficient to meet our needs until we begin to have revenues from operations.

NOTE 6          COMMON STOCK WARRANTS AND OPTIONS

Warrants

All outstanding warrants were either exercised or expired unexercised prior to December 31, 2009, thus there are no warrants outstanding as of June 30, 2012 or December 31, 2011.

Options

In August 2009, the Company granted options to purchase a total of 1,500,000 shares to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years. The options vested as follows: (i) 500,000 of the options vested immediately on the date of grant, (ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital disinfection program completes its beta-testing, and (iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  As of June 30, 2012, options for 1,000,000 of the 1,500,000 shares had not yet vested.

In July 2010, the Company granted options to purchase a total of 3,500,000 shares to certain board members and employees of the Company as additional compensation for work performed. As of December 31, 2011, options for 250,000 shares were cancelled under this agreement. These options are exercisable for five years at $0.20 per share, but do not vest until the Company has achieved commercial sales. As of June 30, 2012, none of these options had vested. The value of these options granted, totaling $710,577, will be recorded in the future once the Company has achieved commercial sales.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2012 and December 31, 2011

NOTE 6          COMMON STOCK WARRANTS AND OPTIONS (Continued)

In September 2010, the Company granted options to purchase 250,000 shares to an outside consultant in connection with extending his consulting agreement with the Company through September 2011. These options are exercisable for five years at $0.275 per share, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product. As of June 30, 2012, none of these options had vested. The value of these options granted, totaling $65,067, will be recorded in the future once the Company has achieved the required commercial sales.

In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which did not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized $6,311 and $7,351 of expense during the three and six months ended June 30, 2011, respectively.  The remaining $12,691 was recognized between July 1, and December 30, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which did not vest until such date. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized $4,207 and $4,901 of expense during the three and six months ended June 30, 2011, respectively.  The remaining $8,460 was recognized between July 1, and December 30, 2011.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan. On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant. In addition, certain officers, consultants and employees of the Company were awarded options in the aggregate for the purchase of 1,050,000 shares of stock at an exercise price of $0.23 per share. The value of these options granted, totaling $1,057,600, was recognized as expense during the six months ended June 30 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for distribution channel related services to be performed, which do not vest until completion of specific milestones.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The grant date fair value of these options was $153,997 in connection with which the Company recognized no expense during the three months ended June 30, 2012.  The Company will recognize the expense in the future upon achievement of these milestones.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed (vested immediately on the grant date) and to be performed in the future, which do not vest until completion of certain milestones. The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The grant date fair value of these options was $149,460, in connection with which the Company recognized $100,138 of expense during the three months ended June 30, 2012.  The remaining $49,322 will be recognized by the Company in the future upon achievement of the remaining milestones.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	0.75%
Expected life	5 years
Expected volatility	148.90%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2012 and December 31, 2011

NOTE 6          COMMON STOCK WARRANTS AND OPTIONS (Continued)

A summary of the status of the Company’s outstanding options as of June 30, 2012, and changes during the six-month period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	$0.17
Granted	7,050,000	$0.21
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of period	14,800,000	$0.21
Exercisable	8,970,000	$0.20

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. Under the provisions of this accounting standard, additional expense of $100,138 and $12,252 was recorded for the six-month periods ended June 30, 2012 and 2011, respectively, using the Black-Scholes option pricing model.

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

During June 2012, the Company issued 500,000 shares of common stock to Mammoth as part of the Equity Line for cash proceeds of $65,625, at a price of $0.131 per share.

During June 2012, the Company sold an aggregate of 1,205,556 restricted shares of common stock to two accredited investors for cash proceeds of $108,500 at a price of $.09 per share.

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
June 30, 2012 and December 31, 2011

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

ADA Innovations

In December 2010, the Company reached a Services Agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions (the “Projects”) of the Company’s AsepticSure™ disinfection systems (“ADS”). A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011, and amended in January and May, 2012.

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

The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement. Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties. The Company will pay ADA as services are provided.  During the three and six months ended June 30, 2012, the Company incurred research and development expenses totaling approximately $115,000 and $157,000 respectively, as compared to approximately $201,000 and $326,000, respectively, for the same periods in 2011for services provided under the Services Agreement.

NOTE 8          ACCOUNTS PAYABLE – RELATED PARTIES

As of June 30, 2012 and December 31, 2011, the Company had outstanding $233,822 and $229,669, respectively, owed to certain consultants for unpaid previous years services. These consultants are stockholders of the Company and therefore have been classified as related parties.

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

By way of explanation, “log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning. For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one, as indicated in the following table:

●	1 log reduction means the number of germs is 10 times smaller
●	2 log reduction means the number of germs is 100 times smaller
●	3 log reduction means the number of germs is 1000 times smaller
●	4 log reduction means the number of germs is 10,000 times smaller
●	5 log reduction means the number of germs is 100,000 times smaller
●	6 log reduction means the number of germs is 1,000,000 times smaller
●	7 log reduction means the number of germs is 10,000,000 times smaller

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

In February 2012, SMTC reported that certain supply-side and tooling delays set back the anticipated delivery date for the initial units by a number of weeks, although the first unit has been delivered and is now undergoing verification testing. Electrical testing requirements for the unit have been met. We expect that the remaining four validation units will be delivered in May 2012 and we will use them for additional trials and to fill early delivery positions.

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

Recent Developments

In June 2012, we announced that we had achieved 100% kill rates with tuberculosis in three successive trials. This represents another important milestone in our understanding of the antimicrobial limits of our recently launched disinfection technology, AsepticSure™.

According to Dr. Michael E. Shannon, our President, approximately one-third of the world’s population is currently infected with tuberculosis and a new Extreme Drug Resistant Strain of tuberculosis is now sweeping across Asia, central Europe and parts of Africa.  These factors drove the Company to evaluate the efficacy of AsepticSure™ against this daunting bacteria.  With a small increase in treatment time (beyond our standard 90 minute protocol, start to finish) we demonstrated that AsepticSure™ consistently produces greater than 6 log reductions of Mycobacterium terrae, a well established surrogate organism for Mycobacterium tuberculosis.  These findings expand upon our ground-breaking research already published in the field of HAI control, with implications not just of academic or scientific interest but of significant public health importance as well.  There are over 200,000 clinical laboratories in the United States and until now, there has been no cost effective way to address their contamination problems.  We believe, based on our testing, that AsepticSure™ offers an extremely effective and surprisingly inexpensive disinfection and decontamination solution, not only for laboratory contamination problems, but environmental contamination problems worldwide.

During the second quarter 2012, we also announced the appointment of Queen’s University Professor Dr. Dick Zoutman as our new Chief Medical Officer.  In this new role, as well as continuing to provide direct microbiology support to Dr. Shannon, Dr. Zoutman will also report to both the President and the Chief Executive Officer regarding his responsibilities, which include providing:

•	input into the design, planning, initiation and analysis of all beta test and post market surveillance programs worldwide; and

•
direct liaison with clinical investigators, and maintaining professional awareness of our many scientific accomplishments through the preparation of peer-reviewed articles and the preparation of presentations at medical conferences.

We have also obtained the services of Mr. Glen Balzer to lead our management team in the building of both a distributor network and supply side management and manufacturing oversight team.  Mr. Balzer is a recognized expert in both supply side and distribution side team building.

The regulatory arm of Health Canada has given us an opinion letter stating that our AsepticSure™ disinfection system will not be regulated in Canada as a disinfectant, as there is no surface residual following room treatment.  In addition, AsepticSure™ will not be regulated in Canada as a medical device.  As a result of this very favorable ruling, we are now free to market AsepticSure™ in the Canadian market.

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

Employees

As of June 30, 2012, we had four employees (of which three are full-time employees) and a number of outside consultants and experts engaged in product development, government relations and science. The total number of people now involved in the AsepticSure™ research, development and manufacturing program as either employees, consultants, contractors or business support on either a full time or part time basis exceeds 20.

Results of Operations

Three Months Ended June 30, 2012 and 2011

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

For the three months ended June 30, 2012, we had a net loss of $557,287, compared with a net loss for the three months ended June 30, 2011 of $536,288. Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.

For the three months ended June 30, 2012 and 2011, we incurred $251,380 and $217,798, respectively, in general and administrative expenses. Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the three months ended June 30, 2012 and 2011, we incurred $290,679 and $306,715, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. Since inception, we have spent a total of $5,464,856 for research and development of our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $289,897 and $283,249 at June 30, 2012 and December 31, 2011, respectively. Interest expense on these obligations during the three months ended June 30, 2012 and 2011, was $6,161 and $6,414, respectively. The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, we had a net loss of $1,969,348, compared with a net loss for the six months ended June 30, 2011 of $1,041,480. Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.

For the six months ended June 30, 2012 and 2011, we incurred $1,581,146 and $429,102, respectively, in general and administrative expenses. The primary increase for the six months ended June 30, 2012 compared to the same period in 2011, was a result of approximately $840,000 of options granted to directors, officers and employees in 2012.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2012 and 2011, we incurred $358,928 and $589,294, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. The primary decrease for the six months ended June 30, 2012 compared to the same period in 2011, was a result of less research and development costs, prototype development costs, consulting and other research activities as the Company gets closer to product release.  Since inception, we have spent a total of $5,464,856 for research and development of our ozone technology and related apparatus. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $289,897 and $283,249 at June 30, 2012 and December 31, 2011, respectively. Interest expense on these obligations during the six months ended June 30, 2012 and 2011 was $12,347 and $12,678, respectively. The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

At June 30, 2012, our working capital deficiency was $3,142,356 compared to a working capital deficiency of $3,264,298 at December 31, 2011. The stockholders’ deficit at June 30, 2012 was $28,710,646, compared to $26,741,298 at December 31, 2011.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements regard our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

●	Rigorous government scrutiny and regulation of our products and planned products;
●	Potential effects of adverse publicity regarding ozone and related technologies or industries;
●	Failure to sustain or manage growth including the failure to continue to develop new products; and
●	The ability to obtain needed financing.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at June 30, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

There were no material developments during the quarter ended June 30, 2012 relative to the legal matters previously disclosed by the Company.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2012, we issued 903,089 shares of common stock pursuant to a single Draw Down Notice under the Stock Purchase Agreement to Mammoth for cash proceeds totaling $149,010, or $0.165 per share. There were no underwriters involved. The proceeds were used for general operating expenses and for the continuing development of the AsepticSure™ hospital disinfection system. The sale to Mammoth was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

During the three-month period ended June 30, 2012, we issued 500,000 shares of common stock pursuant to a single Draw Down Notice under the Stock Purchase Agreement to Mammoth, for cash proceeds totaling $65,625, or $0.131 per share. There were no underwriters involved.  The proceeds were used for general operating expenses and for the continuing development of the AsepticSure™ hospital disinfection system. The sale to Mammoth was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities made to accredited investors.

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

During the three-month period ended June 30, 2012, we sold an aggregate of 1,205,556 restricted shares of common stock to a total of two accredited investors for cash proceeds totaling $108,500, or $0.09 per share. The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company. There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

MEDIZONE INTERNATIONAL, INC. (Registrant)

August 1, 2012	By:	/s/ Edwin G. Marshall
Edwin G. Marshall
Chairman and Chief Executive Officer (Principal Executive Officer)

August 1, 2012	By:	/s/ Thomas (Tommy) E. Auger
Thomas (Tommy) E. Auger
Chief Financial Officer (Principal Financial and Principal Accounting Officer)