Form 10-Q
period 2012-09-30
MEDIZONE INTERNATIONAL INC
filed 2012-10-25
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 25, 2012, the registrant had 286,536,927 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$244,120	$129,759
Prepaid expenses	73,240	47,286
Inventory	91,547	-
Total Current Assets	408,907	177,045

PROPERTY AND EQUIPMENT (NET)	5,418	3,975

OTHER ASSETS
Trademark and patents, net	210,749	146,342

Lease deposit	4,272	4,272
Total Other Assets	215,021	150,614

TOTAL ASSETS	$629,346	$331,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$505,903	$475,912
Accounts payable – related parties	259,609	229,669
Accrued expenses	477,227	451,986
Accrued expenses – related parties	1,961,897	1,960,527
Customer deposits	50,000	40,000
Notes payable	311,477	283,249
Total Current Liabilities	3,566,113	3,441,343
CONTINGENT LIABILITIES	224,852	224,852

TOTAL LIABILITIES	3,790,965	3,666,195

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value, 286,536,927 and 272,041,949 shares issued and outstanding, respectively	286,537	272,042
Additional paid-in capital	26,357,543	23,155,777
Other comprehensive loss	(22,671)	(21,082)
Accumulated deficit	(29,783,028)	(26,741,298)
Total Stockholders' Deficit	(3,161,619)	(3,334,561)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$629,346	$331,634

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$150,000	$-	$150,000	$-

EXPENSES
Cost of sales	86,725	-	86,725	-
General and administrative	932,872	283,730	2,514,018	712,831
Research and development	187,126	189,688	546,054	778,982
Expense on extension of warrants	-	-	-	-
Depreciation and amortization	9,561	5,390	26,488	15,796
Bad debt expense	-	-	-	-
Total Expenses	1,216,284	478,808	3,173,285	1,507,609
Loss from Operations	(1,066,284)	(478,808)	(3,023,285)	(1,507,609)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiaries	-	-	-	-
Debt forgiveness	-	-	-	-
Non-controlling interest in loss	-	-	-	-
Other income	-	-	-	-
Interest expense	(6,097)	(6,232)	(18,445)	(18,910)
Loss on termination of license agreement	-	-	-	-
Total Other Expenses	(6,097)	(6,232)	(18,445)	(18,910)

LOSS BEFORE EXTRAORDINARY ITEMS	(1,072,381)	(485,040)	(3,041,730)	(1,526,519)

EXTRAORDINARY ITEMS
Debt forgiveness	-	-	-	-
Lawsuit settlement	-	-	-
Total Extraordinary Items	-	-	-	-

NET LOSS	$(1,072,381)	$(485,040)	$(3,041,730)	$(1,526,519)

OTHER COMPREHENSIVE LOSS
(Loss) gain on foreign currency translation	957	(10,466)	(1,589)	(15,427)

TOTAL COMPREHENSIVE LOSS	(1,071,424)	(495,506)	(3,043,319)	(1,541,946)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	282,697,797	269,632,672	280,103,399	264,562,692

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,041,730)	$(1,526,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,416	15,735
Amortization of deferred consulting fees	-	59,423
Value of stock options granted	1,931,325	22,886
Changes in assets and liabilities:
Inventories	(91,547)	-
Prepaid expenses and lease deposit	28,724	(62,997)
Accounts payable and accounts payable-related parties	59,931	46,963
Accrued expenses and accrued expenses-related parties	26,611	16,425
Customer deposits	10,000	40,000
Net Cash Used in Operating Activities	(1,050,270)	(1,388,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark and patent costs	(89,118)	(48,377)
Purchase of property and equipment	(3,148)	(4,404)
Net Cash Used in Investing Activities	(92,266)	(52,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(26,449)	(2,775)
Payment on stockholder advances	-	(6,000)
Stock issuance costs	-	(4,300)
Issuance of common stock and subscribed for cash	1,284,935	1,390,905
Net Cash Provided by Financing Activities	1,258,486	1,377,830
EFFECT ON CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,589)	(15,427)
NET INCREASE (DECREASE) IN CASH	114,361	(78,462)
CASH AT BEGINNING OF PERIOD	129,759	435,894
CASH AT END OF PERIOD	$244,120	$357,432

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$702	$1,212
NON-CASH FINANCING ACTIVITIES
Financing of insurance policy	$54,678	$6,939

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 1  BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by US GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Development Stage Company

Historically, the Company has been considered a Development Stage Company. As a result of operations and revenues during 2012, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Inventory

The Company’s inventory consists of its AsepticSure product and is valued on a “first-in first-out” basis at the lower of average cost or market. The Company purchases its inventory as a finished product from unrelated manufacturing companies. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company did not deem any inventory obsolete or excessive as of September 30, 2012.

Revenue Recognition

The Company recognizes revenue when it ships its products, reasonably expects to receive payment from its customers and training has been completed. The Company records customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

NOTE 3  CANADIAN FOUNDATION FOR GLOBAL HEALTH

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. The Company determined that CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial condition and operations of CFGH are being consolidated with the Company for the three and nine-month periods ended September 30, 2012, September 30, 2011, and December 31, 2011.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 4  BASIC LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods of the consolidated financial statements as follows:

	For the Three Months Ended September 30,
	2012	2011
Numerator
- Loss before extraordinary items	$(1,072,381)	$(485,040)
- Extraordinary items	-	-
Denominator (weighted average number of common shares outstanding)	282,697,797	269,632,672
Basic loss per share
- Before extraordinary items	$(0.00)	$(0.00)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.00)	$(0.00)

	For the Nine Months Ended September 30,
	2012	2011
Numerator
- Loss before extraordinary items	$(3,041,730)	$(1,526,519)
- Extraordinary items	-	-
Denominator (weighted average number of common shares outstanding)	280,103,399	264,562,692
Basic loss per share
- Before extraordinary items	$(0.01)	$(0.01)
- Extraordinary items	$(0.00)	$(0.00)
Basic Loss Per Share	$(0.01)	$(0.01)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 5  GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2012, which have resulted in an accumulated deficit of $29,783,028 at September 30, 2012.  The Company has funds sufficient to cover its operating costs for the next few months, has a working capital deficit of approximately $3,157,206, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and sales, and ultimately upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the development of its products and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company were unsuccessful in any of the additional funding noted below, it will most likely be forced to substantially reduce or cease operations.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 5 GOING CONCERN (Continued)

As discussed in Note 7 below, the Company entered into a Stock Purchase Agreement and established an Equity Line with Mammoth Corporation (“Mammoth”).  The Company does not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market its location disinfection technologies.  The Company believes that it will need approximately$2,000,000 for the next 12 months for continued research, development, marketing, and related activities, as well as for general corporate purposes, including continued product development.  Pursuant to the Stock Purchase Agreement with Mammoth, the frequency and amounts of draws are within its control.  The Company is not obligated to make any draws, and the Company may draw any amount up to the full amount of the Equity Line, in its discretion.  The Company does not plan to draw more funds (and correspondingly put more shares to Mammoth) under the Equity Line than is necessary to implement its business plan.

During 2011, the Company raised a total of $1,545,906 through the sale of 12,679,778 shares of common stock at prices ranging from $0.08 to $0.192 per share, which funds have been used to keep the Company current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations including the initial costs of development for its hospital disinfection system.  During the nine months ended September 30, 2012, the Company raised a total of $1,284,935 through the sale of 14,494,978 shares of common stock at prices ranging from $0.05 to $0.165 per share.  In addition, if the Company were to need additional resources outside the Equity Line, the Company believes the Company would be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2012, although there is no guarantee that these investors will purchase additional shares.  However, these investors have verbally committed to continue to fund the Company’s projects on a monthly basis, as needed as apparent to subsequent investments.  The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 6  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2012 and December 31, 2011.  The Company intends to contest the judgment if and when it is able to in the future.

Contingent Liabilities

As of September 30, 2012 and December 31, 2011, the Company has recorded contingent liabilities totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over ten years.  Although management of the Company does not believe that the amounts will ever be paid, the amounts are being recorded as contingent liabilities until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

The Company’s Board of Directors has approved the following salaries/consulting fees for its key officers: (1) $170,000 a year for the Company’s CEO, which increased to $195,500 effective March 1, 2012, (2) CD$240,000 per year for the Company’s President, and (3) $60,000 a year for the Company’s CFO.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 6  COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

Effective January 1, 2012, our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease has a term of one year, through December 31, 2012 with monthly lease payments of $2,100.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our various products.  The lease term was extended to June 30, 2012, with monthly lease payments of Canadian Dollars (“CD”) $1,350 plus the applicable Goods and Services Tax (“GST”); after June 30, 2012, the lease is on a month-to-month term.  A second laboratory space for full scale room testing was extended to June 30, 2012, with monthly lease payments of CD $1,250, plus the applicable GST; after June 30, 2012, the lease is on a month-to-month term.

We estimate that our current facilities are sufficient to meet our needs until we begin to have significantly more revenues from operations.

NOTE 7  COMMON STOCK WARRANTS AND OPTIONS

Warrants

All outstanding warrants were either exercised or expired unexercised prior to December 31, 2009, thus there are no warrants outstanding as of September 30, 2012 or December 31, 2011.

Options

In August 2009, the Company granted options to purchase a total of 1,500,000 shares to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years. The options vested as follows: (i) 500,000 of the options vested immediately on the date of grant, (ii) 500,000 options will vest on the date certified by the Company as the date the Company’s hospital disinfection program completes its beta-testing, and (iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  During the three months ended September 30, 2012, 500,000 options vested totaling $48,699 which was recorded as part of general and administrative expenses.  As of September 30, 2012, 500,000 of the 1,500,000 options had not yet vested.

In July 2010, the Company granted options to purchase a total of 3,500,000 shares to certain board members and employees of the Company as additional compensation for work performed. As of December 31, 2011, options for 250,000 shares were cancelled under this agreement. These options are exercisable for five years at $0.20 per share, but did not vest until the Company has achieved commercial sales. During the three months ended September 30, 2012, these 3,250,000 options vested totaling $659,822 which was recorded as part of general and administrative expenses as the Company achieved commercial sales.

In September 2010, the Company granted options to purchase 250,000 shares to an outside consultant in connection with extending his consulting agreement with the Company through September 2011. These options are exercisable for five years at $0.275 per share, but do not vest until the Company has achieved commercialization and sales of the AsepticSure™ product. During the three months ended September 30, 2012, these 250,000 options totaling $65,067, which was recorded as part of general administrative expenses, as the Company achieved commercial sales.

In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011, which did not vest until such date.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $20,042, in connection with which the Company recognized $6,380 and $13,731 of expense during the three and nine months ended September 30, 2011, respectively.  The remaining $6,311 was recognized between October 1, and December 30, 2011.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011, which did not vest until such date. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The grant date fair value of these options was $13,361, in connection with which the Company recognized $4,254 and $9,155 of expense during the three and nine months ended September 30, 2011, respectively.  The remaining $4,206 was recognized between October 1, and December 30, 2011.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 7  COMMON STOCK WARRANTS AND OPTIONS (Continued)

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan. On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant. In addition, certain officers, consultants and employees of the Company were awarded options in the aggregate for the purchase of 1,050,000 shares of stock at an exercise price of $0.23 per share. The value of these options granted, totaling $1,057,600, was recorded as expense during the nine months ended September 30, 2012 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for distribution channel related services to be performed, which do not vest until completion of specific milestones.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The grant date fair value of these options was $153,997 in connection with which the Company recorded no expense during the nine months ended September 30, 2012.  The Company will recognize the expense in the future upon achievement of these milestones.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed (vested immediately on the grant date) and to be performed in the future, which do not vest until completion of certain milestones. The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The grant date fair value of these options was $149,460, in connection with which the Company recorded $100,138 of expense during the nine months ended September 30, 2012.  The remaining $49,322 will be recorded by the Company in the future upon achievement of the remaining milestones.

In August 2012, the Company granted options for the purchase of 2,500,000 shares of common stock to three individuals in connection with the purchase of restricted stock, exercisable at a price of $0.05 per share.  No expense was recorded for these options as any value associated with these options was recorded as part of the stock transactions.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	2.46%
Expected life	5 years
Expected volatility	185.59% to 196.94%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2012, and changes during the nine-month period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	7,750,000	$0.17
Granted	9,550,000	$0.17
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of period	17,300,000	$0.19
Exercisable	15,470,000	$0.17

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. Under the provisions of this accounting standard, additional expense of $1,931,325 and $22,886 was recorded for the nine-month period ended September 30, 2012 and 2011, respectively, using the Black-Scholes option pricing model.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 8  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

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

During July 2012, the Company sold an aggregate of 250,000 restricted shares of common stock to an accredited investor for cash proceeds of $22,500 at a price of $0.09 per share.

During August 2012, the Company sold an aggregate of 2,500,000 restricted shares of common stock to three accredited investors for cash proceeds of $125,000 at a price of $0.05 per share.

During September 2012, the Company sold an aggregate of 2,483,333 restricted shares of common stock to seven accredited investors for cash proceeds of $149,000 at a price of $0.06 per share.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 8  STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (Continued)

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

The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement. Deliverables will include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties. The Company will pay ADA as services are provided.  During the three and nine months ended September 30, 2012, the Company incurred research and development expenses totaling approximately $49,000 and $157,000 respectively, as compared to approximately $205,000 and $482,000, respectively, for the same periods in 2011for services provided under the Services Agreement.  The ADA agreement was completed as of September 30, 2012.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2012 and December 31, 2011

NOTE 9  ACCOUNTS PAYABLE – RELATED PARTIES

As of September 30, 2012 and December 31, 2011, the Company had outstanding $259,609 and $229,669, respectively, owed to certain consultants for unpaid previous years services. These consultants are stockholders of the Company and therefore have been classified as related parties.

NOTE 10  CUSTOMER DEPOSITS

As of September 30, 2012 and December 31, 2011, the Company had outstanding $50,000 and $40,000, respectively, in customer deposits from orders from customers to purchase our AsepticSure disinfection systems. The Company anticipates deliveries of these units during the fourth quarter of 2012.  These customer deposits have been reflected as current liabilities in the accompanying consolidated balance sheets.

NOTE 11  SUBSEQUENT EVENTS

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

By way of explanation, “log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning. For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one, as indicated in the following table:

·	1 log reduction means the number of germs is 10 times smaller
·	2 log reduction means the number of germs is 100 times smaller
·	3 log reduction means the number of germs is 1000 times smaller
·	4 log reduction means the number of germs is 10,000 times smaller
·	5 log reduction means the number of germs is 100,000 times smaller
·	6 log reduction means the number of germs is 1,000,000 times smaller
·	7 log reduction means the number of germs is 10,000,000 times smaller

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

In November of 2011 Medizone awarded the production manufacturing contract for AsepticSure™ to SMTC Corporation (SMTC), headquartered in Toronto, Canada. SMTC maintains manufacturing facilities in Canada, the United States, Mexico and China. We believe SMTC or a similar manufacturer has the capacity to address all AsepticSure™ manufacturing requirements for the foreseeable future.

During January 2012, technology transfer of the production design was completed from ADA Innovations (“ADA”), our production development partner, to SMTC. An initial order was placed for five production validation units to be built. The production validation units are intended to be used for regulatory compliance and licensing validation, additional testing and early delivery positions.

In February 2012, SMTC reported that certain supply-side and tooling delays set back the anticipated delivery date for the initial units by a number of weeks, although the first unit has been delivered. Electrical testing requirements for the unit have been met. The remaining four validation units were delivered in September 2012 and we will use them to fill early delivery positions.

During 2012, we are leaving the development stage as we have commenced planned principal operations.  During the three months ended September 30, 2012, we (a) delivered units and finalized sales totaling $150,000; (b) received deposits for units ordered for delivery in the next few months totaling $50,000; and (c) expect an additional $55,000 (as $20,000 has already been collected as a deposit by us as described above in (b)); for purchase of a unit to be delivered to a New Zealand company during the fourth quarter of 2012.

At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production. We currently anticipate we will have delivered or have on order approximately 40 machines by the end of the first quarter of 2013.

While the Company’s intention is to expand distribution in the North American market first, significant seed work has already taken place with potential corporate distribution partners in Europe, parts of Asia and Brazil.  Distribution into those markets should not be anticipated until after distribution into the North American market is more fully developed.

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

According to Dr. Michael E. Shannon, our President, approximately one-third of the world’s population is currently infected with tuberculosis and a new Extreme Drug Resistant Strain of tuberculosis is now sweeping across Asia, central Europe and parts of Africa.  These factors drove the Company to evaluate the efficacy of AsepticSure against this daunting bacteria.  With a small increase in treatment time (beyond our standard 90 minute protocol, start to finish) we demonstrated that AsepticSure consistently produces greater than 6 log reductions of Mycobacterium terrae, a well-established surrogate organism for Mycobacterium tuberculosis.  These findings expand upon our ground-breaking research already published in the field of HAI control, with implications not just of academic or scientific interest but of significant public health importance as well.  There are over 200,000 clinical laboratories in the United States and until now, there has been no cost effective way to address their contamination problems.  We believe, based on our testing, that AsepticSure offers an extremely effective and surprisingly inexpensive disinfection and decontamination solution, not only for laboratory contamination problems, but environmental contamination problems worldwide.

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

In September 2012, we entered into a Terms and Conditions of Sales, Goods and Manufacturing Contract with Transformix Engineering.  Transformix is a specialty engineering and manufacturing company located in Kingston, Ontario, Canada. A change in manufacturers was sought by us to address delays in product delivery and quality control issues with a prior manufacturer. The Company believes that Transformix has an appropriately deep level of engineering depth in its workforce to meet the needs of the Company.  Delivery of the first AsepticSure systems to be built by Transformix is anticipated in December.  Assuming a successful delivery of the first order, Transformix expects to ramp up production in order to meet estimated sales orders of the AsepticSure system for the first quarter of 2103.

Regulatory Affairs

The regulatory arm of Health Canada has given us an opinion letter stating that our AsepticSure disinfection system will not be regulated in Canada as a disinfectant, as there is no surface residual following room treatment.  In addition, AsepticSure will not be regulated in Canada as a medical device.  As a result of this very favorable ruling, we are now free to market AsepticSure in the Canadian market.

New Zealand regulatory authorities have taken a similar position to the Canadian authorities, making New Zealand the second country in which we are authorized to sell the AsepticSure disinfection system.

We anticipate that the United States will become the third country approving sale of AsepticSure.  The United States Food and Drug Administration (FDA) has ruled that AsepticSure is a Class 1 medical device.  This was expected by our development and regulatory team.  Interaction with both the FDA and Environmental Protection Agency (EPA) in the United States has progressed nicely and we currently anticipate obtaining approval for sale into the United States market in the fourth quarter of 2012 or the first quarter of 2013.

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

Employees

As of October 2012, Medizone had a total of 15 full-time employees and consultants.

Results of Operations

Three Months Ended September 30, 2012 and 2011

We were incorporated in January 1986.  We are a company engaged in research and production of ozone based fogging mixture as a disinfectant.  Our current work is in the field of hospital disinfection, and other industrial applications requiring disinfectant, rather than human therapies.  During the three months ended September 2012, we began to sell our AsepticSure product.  We are continuing to develop production equipment with the intention of increasing sales this year.  However, we cannot predict if we will generate sufficient revenues or cash flow to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under United States bankruptcy laws.

For the three months ended September 30, 2012, we had a net loss of $1,072,381, compared with a net loss for the three months ended September 30, 2011 of $485,040. Our primary expense is payroll and consulting fees, research and development costs, office expenses, AsepticSure production expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.

For the three months ended September 30, 2012 and 2011, we incurred $932,872 and $283,730, respectively, in general and administrative expenses. Our primary expenses are payroll, consulting fees, and professional fees and additional expense recorded as a result of options granted to directors, employees and consultants. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the three months ended September 30, 2012 and 2011, we incurred $187,126 and $189,688, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $311,477 and $283,249 at September 30, 2012 and December 31, 2011, respectively. Interest expense on these obligations during the three months ended September 30, 2012 and 2011 was $6,097 and $6,232, respectively. The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, we had a net loss of $3,041,730, compared with a net loss for the nine months ended September 30, 2011 of $1,526,519. Our primary expense is payroll and consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.

For the nine months ended September 30, 2012 and 2011, we incurred $2,514,018 and $712,831, respectively, in general and administrative expenses. The primary increase for the nine months ended September 30, 2012 compared to the same period in 2011, was a result of approximately $1,613,000 of options granted and vested to directors, officers and employees in 2012.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the nine months ended September 30, 2012 and 2011, we incurred $546,054 and $778,982, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. The primary decrease for the nine months ended September 30, 2012 compared to the same period in 2011, was a result of less research and development costs, prototype development costs, consulting and other research activities as the Company released its product during the three months ended September 30, 2012.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $311,477 and $283,249 at September 30, 2012 and December 31, 2011, respectively.  Interest expense on these obligations during the nine months ended September 30, 2012 and 2011 was $18,445 and $18,910, respectively. The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

Liquidity and Capital Resources

At September 30, 2012, our working capital deficiency was $3,157,206 compared to a working capital deficiency of $3,264,298 at December 31, 2011.  The stockholders’ deficit at September 30, 2012 was $29,783,028, compared to $26,741,298 at December 31, 2011.

As described above, we are no longer a Development Stage Company, as the Company began selling its AsepticSure product during the three months ended September 30, 2012.  We will continue to require additional financing to fund operations and to continue to fund the research necessary to undertake our new business plans, to further the ongoing testing as previously described, and then to market a system for hospital and medical sterilization. As discussed above, the Company entered into the Common Stock Purchase Agreement (“Stock Purchase Agreement”) with Mammoth Corporation (“Mammoth”), in November 2010, and established the equity line financing facility (or “Equity Line”). We do not anticipate needing to draw the full amount of the Equity Line to implement our business plan and to develop and market our disinfection technologies. We expect that additional capital will come primarily from the Equity Line to continue our activities and to sustain operations. Also, we anticipate that we will be able to raise additional funds, as needed, from some of the same accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors and there is no assurance that these investors will purchase additional shares.

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

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

·	Rigorous government scrutiny and regulation of our products and planned products;
·	Potential effects of adverse publicity regarding ozone and related technologies or industries;
·	Failure to sustain or manage growth including the failure to continue to develop new products; and
·	The ability to obtain needed financing.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that at September 30, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended September 30, 2012 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2012, we sold 5,233,333 restricted shares of common stock to 11 accredited investors for cash proceeds totaling $296,500, ranging from $0.05 to $0.09 per share.  The purchasers of the shares were current shareholders of, but not otherwise affiliated with the Company. There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds were used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

MEDIZONE INTERNATIONAL, INC. (Registrant)

October 25, 2012	By:	/s/ Edwin G. Marshall
Edwin G. Marshall
Chairman and Chief Executive Officer (Principal Executive Officer)

October 25, 2012	By:	/s/ Thomas (Tommy) E. Auger
Thomas (Tommy) E. Auger
Chief Financial Officer (Principal Financial and Principal Accounting Officer)