Form 10-K
period 2012-12-31
MEDIZONE INTERNATIONAL INC
filed 2013-03-18
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $35,224,150, computed by reference to the average bid and asked price of the common stock on such date of $0.15 per share.

There were 299,104,559 shares of the registrant’s common stock outstanding as of March 18, 2013.

Documents incorporated by reference.  None

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2012

PART I
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

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Medizone,” “AsepticSure” and the stylized “Medizone,” “O3” and “AsepticSure” logos.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

Introduction

Medizone International, Inc. and its subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” “our”) has been a development stage company conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we emerged from the development stage as we began to sell our patented ozone disinfectant system, AsepticSure.

Ozone is a gas composed of three oxygen atoms (O3) in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts back to oxygen (O2) fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Although ozone does react with organic matter, it leaves no residue in water or on the treated product.  Ozone also does not form any toxic byproducts.  When used in water, no change in color or flavor results from ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing and equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

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

By way of explanation, “log reduction” is a mathematical term (as is “log increase”) used to show the relative number of live microbes eliminated from a surface by disinfecting or cleaning.  For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one, as follows:

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

Corporate Operations

This change in our research and development focus was based, in part, on a review of published data on hospital-derived infections, an area of rapidly growing concern in the medical community.  We identified an opportunity to build on our experience with ozone technologies and ozone’s bio-oxidative qualities in pursuing this initiative and shifted our near term efforts towards one of our founding tenets, namely that under the right conditions, ozone can be extremely effective at sterilizing biological fluids (blood, serum, and plasma and plasma fractionates) as well as biologically contaminated equipment, surfaces, and spaces.

We expect our unique ozone generating technologies will play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as “the silent epidemic” (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to Methicillin-resistant Staphylococcus aureus (“MRSA”) infection. This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal. According to the AAOS Study, “the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995.  In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.” Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the Centers for Disease Control or “CDC” (“CDC Report,” 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol. 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States. We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections exceed 100,000 per year.

In response to this situation, we have developed a highly portable, low-cost, ozone-based technology (“AsepticSure”) specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, intensive care units and other enclosed spaces such as gym locker rooms, laboratories and veterinary clinics. Since this technology is not considered a medical treatment or a diagnostic device, its development pathway is not subject to a stringent and expensive regulatory review process. We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence. Our team is also developing a variant of AsepticSure for governmental use with bio-terrorism countermeasures.

During May 2009, we commenced the first of a series of trials designed to confirm that our AsepticSure hospital disinfection system can rapidly eliminate hospital-based bacterial pathogens known to be responsible for the growing number of deaths and serious infections currently plaguing the healthcare system. We engaged an internationally recognized expert in medical microbiology and hospital infections to lead these trials.

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

In October 2009, we began a third series of laboratory trials to establish the precise protocols necessary to obtain maximum bactericidal action in combination with minimum turn-around times in keeping with normal hospital flow patterns. This third series of laboratory trials was completed during January 2010 and demonstrated predictably greater than 6 logs (99.9999%) of bacterial “kill” across the full spectrum of hospital contaminants including MRSA, C difficile, E coli, Pseudomonas aeruginosa and VRE in addition to the internationally accepted surrogate for anthrax, Bacillus subtilis. Our research has shown that the technology can now achieve a level of bacterial decontamination heretofore unseen in open space settings using conventional means. We expect that this development will significantly expand the utility and acceptance or our AsepticSure technology.

In connection with our trials described above, we also designed and produced a development prototype which has demonstrated that it can reach both the charge time and saturation requirements of its design criteria. In January 2010, we started mock-up trials for both public (hospital) and government (bio-terrorism countermeasures) applications of our system. Results obtained during early February 2010 demonstrated that every full-scale test run completed in our hospital room mock-up facility had resulted in the total elimination of all bacteria present in the room. Additional testing was designed to confirm in a more realistic hospital setting these laboratory findings indicating extremely high antibacterial efficacy for our novel technology (6-7.2 log reductions) against the primary causative agents of hospital acquired infections (“HAIs”), sometimes referred to as “Super Bugs.” We completed multiple runs with very high concentrations of MRSA, VRE and E. coli samples that were distributed throughout the test room. In every instance, the AsepticSure system produced greater than 6 log (99.9999%) reductions, which by definition, is sterilization. We have now systematically collected empirically verifiable scientific data on all of the remaining causative agents of HAIs. We have also disinfected Bacillus subtilis, the recognized surrogate for anthrax in full-sized room settings to a sterilization standard of >6 log, which we interpret as a positive indicator that AsepticSure could play a vital role in the government arena of bio-terrorism countermeasures.

We started hospital beta-testing of a prototype system utilizing the original technology during the summer of 2010, with the initial phases successfully completed during early October 2010. The first round of in-hospital beta-testing for the AsepticSure hospital disinfection system was completed on October 9, 2010, at the Hotel Dieu hospital in Kingston, Ontario, Canada. The targeted hospital space was artificially contaminated with high concentrations of MRSA and C. difficile, using both regulatory compliant stainless steel discs and carpet samples typically found in many health care facilities. One hundred percent of the MRSA and C. difficile was eliminated from the discs (7.1 logs for MRSA and 6.2 logs for C difficile). The pathogens were also completely eliminated from all contaminated carpet samples, something we believe to be unachievable with any other technology. Testing further indicated that beyond the test samples artificially introduced, all pre-occurring pathogens present before testing were also eliminated on all surfaces by the AsepticSure hospital disinfection system.

In addition to the hospital disinfection system, we employ an ozone-destruct unit which is used following disinfection of the treated infrastructure to reverse the O3 gas in the space, and turn it back into O2 in a short period of time. We have initially targeted the treatment of a typically sized surgical suite including disinfection followed by ozone destruct to habitable standards in 90 minutes or less. This short turn-around period is considered of great importance for commercialization of the technology.

In addition, work completed by the Company at Queen’s University in Kingston, Ontario, Canada demonstrated that the AsepticSure system can reliably eliminate in excess of 6 logs (99.99999%) reductions of Listeria monocytogenes and Salmonella typhium with 30-minute exposure to our unique and patented gas mixture, which provides an additional application of the AsepticSure technology, beyond that of hospital acquired infections for the food processing industry.

Importantly, the AsepticSure system is proving equally effective in disinfecting carpets and drapes as well as hard surfaces to greater than 6 log kill (6-log is generally recognized within the scientific community as the standard for sterilization). We are not aware of any other system in the world capable of making this claim that utilizes green technology and allows content to remain in the room during disinfection.

During January 2012, technology transfer of the production design was completed from ADA Innovations (“ADA”), our production development partner, to SMTC Corporation in Toronto, Canada, our original contract manufacturing partner. An initial order was placed for five production validation units to be built. The production validation units were intended to be used for regulatory compliance and licensing validation, additional testing and early delivery positions.

In February 2012, SMTC reported that certain supply-side and tooling delays set back the anticipated delivery date for the initial units by a number of weeks, although the first unit had been delivered. Electrical testing requirements for the unit have been met. The remaining four validation units were delivered in September 2012 and used to fill early delivery positions.

In June 2012, we announced that we had achieved 100% kill rates with tuberculosis in three successive trials. This represents another important milestone in our understanding of the antimicrobial limits of our recently launched disinfection technology, AsepticSure.

According to Dr. Michael E. Shannon, our President, approximately one-third of the world’s population is currently infected with tuberculosis and a new Extreme Drug Resistant Strain of tuberculosis is now sweeping across Asia, central Europe and parts of Africa.  These factors drove the Company to evaluate the efficacy of AsepticSure against this daunting bacterium.  With a small increase in treatment time (beyond our standard 90 minute protocol, start to finish) we demonstrated that AsepticSure consistently produces greater than 6 log reductions of Mycobacterium terrae, a well-established surrogate organism for Mycobacterium tuberculosis.  These findings expand upon our ground-breaking research already published in the field of HAI control, with implications not just of academic or scientific interest but of significant public health importance as well.  There are over 200,000 clinical laboratories in the United States and until now, there has been no cost effective way to address their contamination problems.  We believe, based on our testing, that AsepticSure offers an extremely effective and surprisingly inexpensive disinfection and decontamination solution, not only for laboratory contamination problems, but environmental contamination problems worldwide.

During the second quarter of 2012, we also announced the appointment of Queen’s University Professor Dr. Dick Zoutman as our new Chief Medical Officer.  In this new role, as well as continuing to provide direct microbiology support to Dr. Shannon, Dr. Zoutman reports to both the President and the Chief Executive Officer regarding his responsibilities, which include providing:

•	input into the design, planning, initiation and analysis of all beta test and post market surveillance programs worldwide; and

•
support as a direct liaison with clinical investigators, and maintaining professional awareness of our many scientific accomplishments through the preparation of peer-reviewed articles and the preparation of presentations at medical conferences.

We also obtained the services of Mr. Glen Balzer during 2012 to lead our management team in the building of both a distributor network and supply side management and manufacturing oversight team.  Mr. Balzer is a recognized expert in both supply side and distribution side team building.

In September 2012, we changed manufacturers and entered into a contract with Transformix Engineering (“Transformix”) to manufacture our devices.  Transformix is a specialty engineering and manufacturing company located in Kingston, Ontario, Canada.  This change in manufacturers was necessitated to address delays in product delivery and quality control issues encountered earlier in 2012.  We believe that Transformix has a depth of engineering experience in its workforce to appropriately meet the needs of the Company.  We took delivery of the first AsepticSure system built by Transformix at the end of January 2013. Delivery was followed by two days of product evaluation testing at our Queen’s University laboratories. Transformix expects to ramp up production in order to meet estimated sales orders of the AsepticSure system for the second quarter of 2103.  At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production. We currently anticipate we will have delivered or have on order approximately 40 units by the end of the second quarter of 2013.  Nine of the 40 units have already been built with three delivered to customers.  We have received deposits for two additional units.

While our intention is to expand distribution in the North American market first, we have already undertaken significant seed work with potential corporate distribution partners in Europe, parts of Asia and Brazil.  Distribution into those markets is not anticipated to commence until after we have more fully developed distribution into the North American market.

Recent Developments

We took delivery of the first Transformix-built AsepticSure system at the end of January 2013 and the remaining three units from the initial build order during February 2013.  Performance confirmation testing of the units at our Innovation Park laboratories proved satisfactory.  The build quality of the system appears to be very good.  We believe we now have a manufacturing source that is capable of meeting our anticipated production requirements.

After the year ended December 31, 2012, Singapore issued us our Health Care Patent (P-no.: 176977 ‒ Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture).  We consider this significant for our business growth in Asia.  According to published reports, the treatment of non-resident and foreign patients (the “medical tourism market”) in Singapore has been growing rapidly and as reported by the Singapore press holdings on-line portal AsiaOne, there were approximately 850,000 foreign patients treated in Singapore medical facilities during 2012, producing revenues of about $3.5 billion.  We believe Singapore could become a lucrative market for AsepticSure sales as the medical system there seeks to distinguish itself with the safest hospitals possible in order to promote continued growth in the expanding medical tourism market.

In January 2013, we completed successful safety and preliminary operational trials of the AsepticSure system at the Belleville General Hospital site of Quinte Health Care in Canada.  Belleville General is a medium-sized community hospital affiliated with Queen’s University in Ontario, Canada.  In collaboration with Contamination Control Company (C3), an Ontario-based provider of AsepticSure services in Canada, these trials are believed to unequivocally demonstrate the safety and ease of operation of the AsepticSure disinfection system in a functioning health care setting.  During the tests, the turnaround time for disinfection and reoccupation of the hospital rooms was less than 90 minutes.

International Recognition of AsepticSure

In May 2011, a prestigious peer review medical journal, The American Journal of Infection Control (“AJIC”), e-published a peer-reviewed article on the science of AsepticSure and its unprecedented micro microbial disinfection ability (> 6 log kill for all pathogens tested), titled: “Effectiveness of a novel ozone-based system for the rapid high-level disinfection of health care spaces and surfaces,” authored by Dr. Zoutman, MD, FRCPC, Dr. Shannon, M.A., M.Sc., M.D., and Arkady Mandel, M.D., Ph.D., D.Sc., Kingston, and Ottawa, Ontario, Canada. The review was based on the work completed at our laboratories located at Innovation Park, Queen’s University, in Kingston, Ontario, Canada. The print edition of the article appeared in the December 2011 issue of the AJIC.

In July 2011, canadaNOW, a bi-annual national magazine of the Canadian university research parks, featured AsepticSure in an article titled, “Taking on the ‘silent epidemic.”  Also in July 2011, AsepticSure was awarded one of three Awards for Innovation at the First International Conference on Prevention and Infection Control ('ICPICP') sponsored by the World Health Organization in Geneva, Switzerland.

Canadian Foundation for Global Health (“CFGH”) – Consolidated Variable Interest Entity

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

The CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  Dr. Shannon M.A., M.Sc., M.D. is President of CFGH and maintains offices at the CFGH.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of CFGH and serves as the Secretary-Treasurer for that organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin G. Marshall (our Chief Executive Officer and Chairman), Daniel D. Hoyt (one of our directors), Dr. Jill C. Marshall, NMD, (Mr. Marshall’s wife and a former corporate officer of the Company), and Dr. Ron St. John.

Variable interest entities (“VIE”) must be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the VIE. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  We have determined that the CFGH meets the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and operations of CFGH have been consolidated with our financial results in our consolidated financial statements included within this annual report.

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

New Zealand regulatory authorities have taken a similar position to the Canadian authorities, making New Zealand the second country in which we are authorized to sell the AsepticSure hospital disinfection system.

We anticipate that the United States will become the third country approving sale of AsepticSure.  The United States Food and Drug Administration (“FDA”) has ruled that AsepticSure is a Class I medical device.  This was expected by our development and regulatory team.  Interaction with both the FDA and Environmental Protection Agency (“EPA”) in the United States has progressed well and we currently anticipate obtaining approval for sale into the United States market early in 2013.

Government Regulation

The EPA allows use of ozone with no reporting or record keeping requirements. The FDA approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The U.S. Department of Agriculture (“USDA”) approved ozone as organic under the USDA Organic Rule in 2000.

Ozone can damage the lungs if it is inhaled.  Inhaling ozone may cause respiratory problems in healthy individuals and may worsen chronic respiratory diseases.  Because of these risks, it is important to follow proper procedures when using ozone technology.  Along with technology development and scientific testing of our hospital disinfection system, we are developing protocols for room sealing during the treatment period, followed by ozone-destruct to habitable standards prior to re-entry and returning the space to service.  We utilize appropriate detection equipment and have taken countermeasures in design and in the test lab environment to reduce the risk of exposure to these substances in levels that would be harmful to personnel employing the technology.  The correct use of our equipment will not expose a human to any toxic gas levels that would exceed EPA standards.

We have established and recently expanded a regulatory consulting team to determine the application of government regulation on our technology and its use on a region by region basis with the objective of achieving global approvals for the implementation of our systems.  In connection with our assessment of applicable regulations, we have determined that our ozone-based technology will be assessed by the EPA.  In certain applications, it may be considered a pesticide used for decontamination (as would be the case in anti-terrorism applications).  In that event, submission of safety and effectiveness data may be required. The precedent technology is vaporized hydrogen peroxide.  The EPA may be most interested in bactericidal and sporicidal activity and ozone destruction and residual ozone levels.  According to our data, residual ozone levels achieved are a safe level of <0.02 ppm.  As a result, we do not anticipate any EPA-related regulatory issues.  In some countries we will seek regulatory approval of AsepticSure as a medical device, as noted below.  In the United States for example, obtaining approval as an FDA Class I medical device will allow us to make claims regarding the level of disinfection achieved (> 6-log), that we would not otherwise be allowed to claim.  Achieving approval as a Class I device is not considered onerous and should not be confused with the expense and time typically required to obtain drug approvals from the FDA.  By following this regulatory path, we expect to clearly separate our system from any perceived competing technologies that simply do not achieve the same level of disinfection (i.e.: 100% kill).

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

The manufacturing and marketing of our AsepticSure system is subject to the standards of Good Manufacturing Practices. We do not anticipate any difficulty or unreasonable expense in meeting these standards.

For the foreseeable future, we have suspended our efforts to seek FDA approval of our precise mixture of ozone and oxygen (the “Drug”), which previously was part of our principal focus and business plans.  In the future, should we obtain substantial additional funding or generate revenues sufficient to support a return to our viral disease treatment program, and should we choose to do so, we may resume the testing, manufacturing and marketing of the Drug and related drug delivery technology, as well as our related research and development activities, all of which are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries.  At this time, because we believe that complying with these regulations would involve a considerable amount of time, expense and uncertainty, we intend to direct our efforts of the AsepticSure system.  We project that the AsepticSure system, because it does not fall under the FDA description of a drug or treatment, will provide a much more cost-effective path for us to generate revenues in a reasonable period of time and at greatly reduced cost when compared to the development of a drug, advanced level medical device or treatment protocol. At this time we anticipate that our AsepticSure disinfection technology will actually save more lives and alleviate more suffering than our previously pursued medical treatment programs would have.  One thing that is very exciting about AsepticSure is that its employment in the medical sector should not only greatly reduce human suffering and improve mortality, but that it will do so while reducing overall medical costs.

Intellectual Property

Trademarks.  We have developed and we use trademarks in our business, particularly relating to our corporate and product names.  We own one trademark that is registered with the United States Patent and Trademark Office (“PTO”) and we have filed an application on another.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have registered the mark AsepticSure® as a trademark for the system with the U.S. PTO.  The mark is used to describe a portable decontamination and disinfection system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE.  We intend to register additional trademarks in countries where our products are or may be used or sold in the future.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Patents.  On July 6, 2009, we filed U.S. patent application (US 61/223,219) titled “Healthcare Facility Disinfecting System” for the AsepticSure technology.  This patent application has now been granted in Singapore and Canada.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

During the third round of trials, additional technologies were added to the AsepticSure system, each having their own antimicrobial effects, which in combination, were shown not to be additive, but multiplicative.  The unprecedented results obtained of 6-log reductions or greater with all HAI associated pathogens provided us with valuable inventive information that resulted in a second patent filing made on January 20, 2010.

This second patent filing (U.S. patent application US 61/295,851) was made in January 2010 to protect improvements in our basic procedure and protocol achieved by combining it with another procedure, resulting in a significant increase in disinfecting capabilities demonstrated during the third round of laboratory trials against a wide variety of bacteria and on a range of different surfaces commonly found in healthcare and other essential facilities.  Both patent applications currently afford international protection for this technology, and can be expanded into full international patent applications, in countries of our choice.

On July 5, 2010, we filed an international patent application (PCT/CA 2010/000998) under the auspices of the Patent Co-operation Treaty (“PCT”) to secure international patent protection for our AsepticSure technology.  The international patent application consolidates the two previously filed patent applications described above and expands the technical evidence, both laboratory scale and practical scale, supporting the effectiveness of the technology in clearing healthcare and other critical infrastructure of bacterial infections such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE down to complete sterilization standards. After the international patent application has been searched and examined by the International Patent Office authorities, we can register it in any or all countries of the world that have ratified the PCT (over 120 countries, which include all major industrialized countries except Taiwan), and secure grant of patents on the application in countries of our choice.

During September 2010, we filed an additional international patent application (PCT/CA2010/001364) covering recent developments in our variant of AsepticSure, designed for government use in bio-terrorism countermeasures.

An additional U.S. provisional patent application (US 61/380,758) was filed covering the use of AsepticSure in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Also during September 2010, we filed a U.S. provisional patent application (US 61/380,825) covering the use of AsepticSure for disinfecting sports equipment and training facilities including those associated with professional, college and high school level teams.  Recent investigations indicate a broad range of bacteria at high concentration actually resides within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold.

During September 2010, we filed U.S. provisional patent application (US 61/380,763) “Combating Insect Infestations.” Additional research is needed to prove the effectiveness of the AsepticSure technology with this application.  A related application was filed under the PCT on September 20, 2011 (PCT/CA2011/050576).  Based on results thus far produced at both Purdue University and from within our own laboratories at Innovation Park, Queen’s University, it appears AsepticSure is capable of eradicating both bed bugs and their larvae in one treatment.  However, results using the same formula as that used to kill bacteria and viruses take approximately 37 hours to achieve.  On-going research using revised treatment formulas is now underway in an effort to decrease the overall treatment time required for 100% kill with a single treatment.

During late September 2010, we filed a fourth U.S. provisional patent application (61/384,495) involving “Advanced Oxidative Sterilization Processes.”  In conjunction with this filing, we are now exploring a new development in the field of oxidative chemistry which we estimate will have a significant impact on our future technology and the ease with which we can effectively decontaminate equipment, surfaces and space in hospitals, chronic care facilities, veterinary facilities, hotels, cruise ships, and sports facilities.  Our research to date demonstrates that the combination of modest levels of ozone and low concentrations of peroxide, properly delivered at the right temperature and humidity, will reliably eliminate bacteria loads of at least 6 logs (sterilization standard) on a broad range of surface materials. Research is now underway at our laboratories on a parallel track with our hospital beta-testing program to evaluate the merits of a multifactorial decontamination system which appears to further increase the potency of our AsepticSure technology, while dramatically reducing the exposure time, both of which are believed to have significant implications for certain applications. Research has confirmed that combining low concentrations of ozone and hydrogen peroxide produces a unique highly potent free radical in the polyoxide family known as Trioxidane.  It is this combination when introduced into a contaminated space at a specific humidity and temperature that generates green killing power unique to AsepticSure.  The degradation products of this process are water and oxygen, so AsepticSure can be highly efficacious yet friendly to the environment.  This advanced process is protected in our issued patents and our patent applications.

In addition to the patent applications filed in connection with our AsepticSure system, in prior years we filed patent applications and were issued patents related to our original ozone technologies, as follows:

•	U.S. equipment patent (U.S. Patent No. 5,052,382) entitled “Apparatus for the Controlled Generation and Administration of Ozone” (“Patent No. 1”);

•
U.S. patent (U.S. Patent No. 6,073,627) entitled “External Application of Ozone/Oxygen for Pathogenic Conditions, a process patent for the treatment of external afflictions.”  This patent also describes equipment evolutions and treatment envelope design for external medical applications (“Patent No. 2”);

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

Advances in Patent Protection for AsepticSure

On November 22, 2011, our Canadian national patent application for our foundational patent was approved  (Canadian Patent No. 2735739).  International application filings of that issued patent have now been filed in the United States, Mexico, Singapore, Japan, Korea, China and the 37 countries of the European Union, including the United Kingdom.  A patent was issued in Singapore after December 31, 2012.

In January 2012, we also received a formal report from the Patent Corporation Treaty Examiners on both our Medical Countermeasures Application and our application for treating pests such as bed bugs.  The Examiners reported they had found no prior art of which we were not previously aware.  In respect to both cases all claims have been ruled to “possess both novelty and inventive step, so they can proceed without further amendment or argument.”

Competition

The market for hospital disinfection is extremely competitive. We are aware of one company, for example, that has commenced research into the use of ozone as a sterilization product for the food industry that might eventually compete with us in the sterilization market for hospitals and other medical infrastructure. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone for this application of which we are not aware.

Employees

As of December 31, 2012, we had four full-time employees.  We also engage the services of over 10 part-time consultants.

Additional Available Information

We maintain executive offices and principal facilities at 4000 Bridgeway, Suite 401, Sausalito, California 94965.  Our telephone number is (415) 331-0303.  We maintain a World Wide Website at http://medizoneint.com.  The information on our website should not be considered part of this report on Form 10-K.

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

We encounter substantial risks in our business, any one of which may adversely affect our business, results of operations or financial condition.  The fact that some of these risk factors may be the same or similar to those that we have filed with the SEC in past reports, means only that the risks are present in multiple periods.  We believe that many of the risks that are described here are part of doing business in the industry in which we operate or intend to operate and will likely be present in all periods.  The fact that certain risks are endemic to the industry does not lessen their significance.  These risk factors should be read together with the other items in this report, including Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include those listed in this Item 1A.

Risks Related to Our Business

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  We have incurred significant losses since inception, which resulted in an accumulated deficit of $30,084,992 as of December 31, 2012.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As a development stage company we incurred significant accumulated deficits, and we can expect losses to continue for the foreseeable future. We have only recently begun to generate revenues from operations. No assurance can be given that our business activities will ever generate substantial revenues. Even with funding to continue our research and development activities, as well as revenues from our initial sales, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our operating expenses. We will require additional financing in the future to cover our operating costs.  If we are unable to obtain additional financing, we may be required to take out bankruptcy or liquidate the Company.  We have financed our operations since inception by the sale of common stock in small private placements to accredited investors and drawdowns under a private equity line of credit.  There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are favorable to the Company.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  Our strategy for financing operations includes the sale of our common stock.  The sale of equity securities or of securities that are convertible to our common stock will result in possibly significant dilution to our stockholders and may adversely affect the trading prices of our common stock.  We will require substantial additional capital to meet our obligations and to commercialize our technology.  The lack of assets and borrowing capacity make it most likely that such funding, if obtained, will be through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in the past two years. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased, and as a result, any reserves for doubtful accounts and write-offs of accounts receivable could become necessary.  Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our products.  We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. We intend to distribute our products through our own sales and marketing organization and through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be able to build a successful sales and marketing infrastructure or be able to enter into independent contractor and distribution agreements on terms acceptable to us or at all. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our disinfection system. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents.  Our success will depend, in large part, on our ability to obtain and enforce patents, maintain our trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not systematically predictable with absolute accuracy. Our rights depend in part upon the breadth and scope of protection provided by our patents and the validity of those patents.  Any failure to maintain the issued patents also could adversely affect our business.  We intend to file additional patent applications (both U.S. and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.

Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology.

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

We intend to protect our patents, unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

Our testing and business activities may involve the use of hazardous substances.  Our research and development activities, and the application of our technology, may involve the controlled use of materials or substances that may, if used or employed improperly, prove hazardous to the respiratory system.  Although we have designed our system to employ such potentially hazardous or toxic materials and substances in a manner that minimizes their adverse effects, there is a potential risk to those working with and around the substances if they fail to follow the measures we have adopted for their proper use. The injury or illness resulting from the use of our system may subject us to legal claims and possible liability.

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

Many of the companies currently producing products or using disinfectant or sterilization techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than our technology.

Our proposed business may subject us to the potential for product liability claims. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us.  The testing, marketing, sale and use of medical or clinical products and other products using our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products. That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have product liability insurance coverage.  We anticipate maintaining appropriate insurance coverage as products continue to be manufactured.  We cannot assure that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against all potential liability.  The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.

If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff.  While thus far we have been able to engage and maintain qualified staff, particularly for research and development of our system, there is no assurance that we will succeed in retaining the personnel needed to meet our needs as operations expand.  Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.  We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel.  It is likely that our academic collaborators will not become our employees.  As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities.  Our academic collaborators may have relationships with other commercial entities, some of which could compete with us.

We do not own manufacturing capability.  We currently must rely on third parties to manufacture the devices required for our hospital disinfection system.  This arrangement decreases our control over the manufacturing process and may result in problems relating to costs, quality control and warranty issues.  Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing our disinfection technology, including any products to be used in any required clinical or other tests.  We initially intend to develop relationships with other companies to manufacture those components and/or products, as we have already done, and we will act as specification developer and final assembly manufacturer for selected products only.  The products currently being developed and sold by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations.  Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes.  There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.

Market Risks

There is only a volatile, limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board.  During the year ended December 31, 2012, the common stock traded on the OTC Bulletin Board from a high closing price of $0.27 to a low of $0.07 per share.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock.  With the low price of our common stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

We have never paid dividends, and there can be no assurance that we will pay dividends in the future. Although our Board of Directors has determined that if we were to become profitable in the future, a dividend may be declared from earnings legally available for such a distribution, there is no assurance that we will become profitable or that we will have distributable income that might be distributed to stockholders as a dividend or otherwise in the foreseeable future.  As a result, until such time, if ever, that dividends are declared with respect to our common stock, an investor would only realize income from an investment in our shares if there is an increase in the market price of our common stock, which is uncertain and unpredictable.

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval.  Our Articles of Incorporation authorize us to issue preferred stock. The Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

Our continued sale of equity securities will dilute existing stockholders and may adversely affect the market price for our common stock.  Given our current business and operating needs, we will require additional financing, which will require the issuance of additional shares of our equity or debt securities convertible into equity securities.  We expect to continue our efforts to acquire financing in the future to fund additional growth, product manufacturing and development expenses, and administrative expenses, among other expenses, which will result in future dilution to existing stockholders.

Our common stock is subject to the “Penny Stock” rules of the SEC.  The trading market for our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, is highlighted in form as follows:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and which will have an adverse effect on the market for our shares.

Item 2.  Properties

Our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease term was extended for a year, through December 31, 2013 with monthly lease payments of $2,200.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term expired on June 30, 2012, and is now month-to-month with monthly lease payments of Canadian Dollars (“CD”) $1,350 plus the applicable Goods and Services Tax (“GST”).  A second laboratory space for full scale room testing also expired on June 30, 2012, and is now month–to-month with monthly lease payments of CD$1,250, plus the applicable GST.  We estimate that our current facilities are sufficient to meet our needs for the next 12 months.

Item 3.  Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings that arise in the ordinary course of business.  Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial condition, or operating results.  We are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter (“OTC”) market, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2011	High	Low
First Quarter Ended March 31	$0.19	$0.14
Second Quarter Ended June 30	$0.37	$0.12
Third Quarter Ended September 30	$0.24	$0.15
Fourth Quarter Ended December 31	$0.25	$0.12

Fiscal Year 2012
First Quarter Ended March 31	$0.27	$0.18
Second Quarter Ended June 30	$0.20	$0.14
Third Quarter Ended September 30	$0.16	$0.12
Fourth Quarter Ended December 31	$0.12	$0.07

Holders

As of December 31, 2012, there were approximately 2,600 holders of record of the common stock and 288,771,227 shares of common stock outstanding.

Dividend Policy

We have had minimal revenues to date and we have never declared dividends or paid cash dividends on our common stock.  In the future, if we become profitable, our Board of Directors has stated its intention to declare a dividend from our surplus earnings.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

The Company did not purchase any of its own securities during the year ended December 31, 2012.

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company.

During October, November and December 2012, the Company sold an aggregate of 2,234,300 restricted shares of common stock to six accredited investors not otherwise affiliated with the Company, for cash proceeds of $135,858 at prices ranging from $0.06 to $0.078 per share.  There were no underwriters involved.

During January, February and March 2013, the Company sold an aggregate of 10,333,332 restricted shares of common stock to nine accredited investors, for cash proceeds of $310,000 at a price of $0.03 per share.  There were no underwriters involved.

These sales were made without registration under the Securities Act in reliance upon exemptions from registration provided under Section 4(2) of the Securities Act and related SEC regulations promulgated thereunder.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements contained in this report other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Risk Factors.”  These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We were incorporated in January 1986.  Until 2012, we operated as a development stage company primarily engaged in research into the medical uses of ozone.  Our current work is in the field of hospital disinfection, not human therapies.  During the year ended December 31, 2012, we generated our first significant revenues from the sale of our AsepticSure hospital disinfection system.  We cannot predict when or if we will generate sufficient revenues or cash flows from sales to fund continuing or planned operations.  As a consequence, if we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

For the year ended December 31, 2012, we had a net loss of $3,343,694, compared to a net loss for the year ended December 31, 2011 of $1,940,217.  The primary reason for the significant increase in the net loss from the prior year is the issuance of restricted common stock and options to directors, officers, employees and consultants during 2012, as discussed below.  Our primary expense is payroll and consulting fees, research and development expenses, office expenses, together with interest expense and additional expense recorded as a result of restricted common stock issuances and options granted by the Company.  Net loss per common share was $0.01 per share in 2012 which was the same in 2011.

During 2012, we exited the development stage as we commenced planned principal operations.  During the year ended December 31, 2012, we delivered units and finalized sales totaling $225,000 with related cost of goods sold totaling $144,404.  As of December 31, 2012, we hold deposits for units to be delivered in the first quarter of 2013 totaling $34,554.

General and administrative expenses in 2012 were $2,726,989, compared to $946,833 in 2011.  The majority of these expenses include payroll and consulting fees, professional fees, director fees, and performance bonuses.  The significant increase from the prior year was primarily the result of the Company recognizing expense from the issuance of restricted shares of common stock for services performed by its directors, officers and employees valued at approximately $1,733,000 during 2012.  The remaining general and administrative expenses include rent, office, and travel expenses.

Research and development expenses in 2012 were $635,685, compared to $945,848 in 2011.  We continue to incur less research and development costs, as a result of less need for prototype development, consulting, and other research activities.  Research and development expenses include prototypes, consultant fees, interface development costs, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $298,536 as of December 31, 2012, and $283,249 as of December 31, 2011.  Interest expense on these obligations totaled $24,425 in 2012 and $23,848 in 2011.  The applicable interest rates on this debt ranged from 7.75 percent to 10 percent per annum.

At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production. We currently anticipate we will have delivered or have on order approximately 40 machines by the end of the second quarter of 2013.

Liquidity and Capital Resources

As of December 31, 2012, our working capital deficiency was $3,307,973 compared to $3,264,298 at December 31, 2011.  The total stockholders’ deficit as of December 31, 2012, was $3,314,099 compared to $3,334,561 at December 31, 2011.

In 2012 we emerged from the development stage and began to generate revenues with the sale of our AsepticSure disinfection system in the latter half of the year.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further the ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $1.5 million during the next 12 months for continued research, development, marketing, product manufacturing and related activities, as well as for general corporate purposes.

During 2012, we raised a total of $1,420,793 through the sale of 16,729,278 shares of common stock at prices ranging from $0.050 to $0.165 per share, which funds have been used to keep us current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to pay certain other corporate obligations including the costs related to sales of our hospital disinfection system.  Subsequent to December 31, 2012, through the date of this report, we have raised a total of $69,000 through the sale of 3,200,000 shares of common stock at a price of $0.03 per share.

Our consolidated financial statements included in this report have been prepared on the assumption that the Company will continue as a going concern. Since inception, it has been necessary for us to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern.  If we do not obtain additional financing in the near future, we may be required to curtail or discontinue operations or possibly to seek protection under the bankruptcy laws.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

The preparation of consolidated financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, revenues, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

We account for equity securities issued for services rendered at the fair value of the securities on the date of issuance.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”); namely, ASU No. 2011-05 and ASU No. 2011-12, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous  statement for the years presented.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity (deficit) or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Outlook

The following discussion is intended to provide a brief overview of management’s plan moving forward with our AsepticSure product line as we transition our operations from research and development to production and sales.  The achievement of these plans is subject to risks.  Those risks include, but are not limited to the results of ongoing clinical studies, economic conditions, product and technology development, production efficiencies, product demand, the existence of competitive products, an increasingly competitive environment for our technologies, successful testing and government regulatory issues as well as the outcome of various relationships with other companies that are still in the development stage at the time of filing of this report.

The AsepticSure production design targets a lead-free, high level green content and system design intended to be globally acceptable to the most stringent regulatory and import licensing bodies.  Our original market penetration plan, initially targeted North America exclusively.   However, that could be subject to change if market demand from other sectors, such as Asia, justifies an earlier expansion into those regions than originally planned.  In any case, should we decide to pursue sales outside of North America this year, we expect that this would not occur until the latter half of the year.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related notes are set forth beginning on page 32 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 3, 2012, we dismissed HJ Associates & Consultants, LLP (“HJA”) as our independent registered public accounting firm. The Company has no audit committee.  The decision to change accountants was made by our Board of Directors.

The reports of HJA on the Registrant’s consolidated financial statements for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the reports did contain an explanatory paragraph related to substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2011, and the subsequent period through December 3, 2012, as indicated in the Company’s report on Form 8-K filed with the SEC on December 5, 2012, disclosing the change (the “Current Report”), there were (i) no disagreements with HJA on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJA would have caused HJA to make reference to the subject matter of the disagreements in connection with the Current Report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided HJA with a copy of the disclosures made in the Current Report and requested that HJA furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements therein and, if not, stating the respects in which it does not agree.  A copy of the letter furnished by HJA was furnished with the Current Report as an exhibit.

On December 3, 2012, we engaged Tanner LLC (“Tanner”) as our new independent registered public accounting firm. The appointment of Tanner was approved by the Board of Directors.  During the two most recent years ended December 31, 2011 and 2010, and the subsequent period through December 3, 2012, we did not consult with Tanner on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our consolidated financial statements, and Tanner did not provide either a written report or oral advice to the Company that was an important factor considered by our Board of Directors in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of December 31, 2012 were effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2012.

Name	Age	Position
Edwin G. Marshall	70	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	70	Director
Daniel D. Hoyt	73	Director
Michael E. Shannon	64	Director, President, and Director of Medical Affairs, President of CFGH
Thomas E. Auger	43	Chief Financial Officer

Following is a brief summary of the background and experience of each of our directors and executive officers:

Edwin G. Marshall became Chairman of the Board in June 1997. He was appointed Chief Executive Officer in April 1998.  Mr. Marshall attended the College of Marin, with a double major in business and fire science. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. He then pursued various business interests including ownership of a real estate brokerage firm and part-ownership of a number of other small businesses in other fields.  He has been a private investor in real estate, precious metals, and stocks since 1973.  Mr. Marshall serves both as our Chairman and as our Chief Executive Officer. The Board of Directors has determined that it is most efficient at this time while the Company emerges from the development stage for Mr. Marshall to serve as both Chairman and Chief Executive Officer of the Company.

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

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008 and President of the Company in 2011.  He also serves as Director of Medical Affairs.  Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada.  He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office, his assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3) based research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for Medical Affairs. In October 2008, he was also appointed the President of the CFGH.

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

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met five times during the year ended December 31, 2012. All directors participated in at least 80 percent of the meetings held by the Board.  The Board has no standing audit, compensation, nominating or other committees.

Code of Ethics

We have adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC. This document can be found on our website at http://medizoneint.com. The Code of Ethics applies to our named executive officers, as well as all employees and consultants. We have communicated the high level of ethical conduct expected from all of our employees, including our officers and our consultants. We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

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

The Board of Directors and Committees

Currently, Mr. Hoyt and Mr. Solomon are independent directors as defined by the rules of any securities exchange or inter-dealer quotation system.  Our common stock is currently traded on the OTC Bulletin Board.  These markets do not impose definitions or standards relating to director independence or the makeup of committees with independent directors.  The Company does not have a “lead independent director.”

No Board Committees

As of the date of this report, our Board of Directors does not have a standing Audit Committee.  Having emerged at the end of 2012 from the development stage and commencing to generate revenue through the sale of our hospital disinfecting system, we intend to establish an Audit Committee of the Board of Directors during the next year.  This committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and U.S. GAAP.

As of the date of this report, we do not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors during the next year.  Once established, the Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

As of the date of this report, we do not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors during the next year to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Item 11.  Executive Compensation

The following table summarizes information concerning the compensation of our Chief Executive Officer (principal executive officer) during the years ended December 31, 2012 and 2011, and our two other highest paid executive officers for services rendered in all capacities with the principal executive officer collectively, the “Named Executive Officers” who were serving in such capacities as of December 31, 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)

Edwin G. Marshall (1) (2)	2012	$195,000	$0	$209,426	$404,426
Chairman and Chief Executive Officer	2011	$170,000	$0	$0	$170,000

Michael E. Shannon (3)	2012	$237,875	$0	$209,426	$447,301
Director of Medical Affairs	2011	$237,854	$0	$0	$237,854

Tommy E. Auger (4)	2012	$60,000	$0	$52,356	$112,356
Chief Financial Officer	2011	$60,000	$0	$20,042	$80,042

(1)
No other cash payments were made or accrued during the years indicated. Amount in column (e) represents the fair value on the date of grant of compensation paid Mr. Marshall in the form of stock options granted as compensation for Mr. Marshall’s service as a member of our Board of Directors (see “Director Compensation” following this section).  Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife) were both $67,000 in 2012 and 2011. Those payments are not included in the table.

(2)
Aggregate accrued and unpaid wages owed Mr. Marshall for prior periods as of December 31, 2012, totaled $1,090,630. Aggregated accrued and unpaid wages and consulting fees owed to Dr. Jill Marshall for prior periods as of December 31, 2012, totaled $448,483.

(3)
Dr. Shannon is President of Medizone and of the CFGH, and serves as the Medical Affairs Director of the Company. His salary (column (c)) is paid by the CFGH in Canadian dollars.  Base salary is CD$240,000 per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year.  The average exchange rate for 2012 was 0.991147.  The average exchange rate for 2011 was 0.991057.  Column (e) represents the fair value on the date of grant of compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”).  Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2012.

(4)
Mr. Auger became our Chief Financial Officer on December 30, 2010.  Mr. Auger’s services are provided to the Company under a consulting agreement with Advanced CFO Solutions, which employs Mr. Auger. Mr. Auger’s salary is paid by Advanced CFO Solutions from the fee paid by the Company under the consulting agreement.  The fee paid to Advanced CFO Solutions was $60,000 for both 2012 and 2011.  Column (e) represents the fair value on the date of grants of options granted by the Company in 2012 and 2011 to Mr. Auger to purchase 250,000 and 150,000 shares of common stock at an exercise price of $0.23 and $0.14 per share, respectively.  These options are fully vested as of December 31, 2012.

We do not have any written employment agreements with any employee. Our Board of Directors does not have a compensation committee or audit committee.  The Board determines matters concerning the compensation of executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2012, and that such filings were timely.

Outstanding Equity Awards as of Fiscal Year-End 2012

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

	Option Awards					Stock Awards
Name (a)	Number of securities underly-ing unexer-cised options (#) exercise-able (b)	Number of securities underly-ing unexer-cised options (#) Unexer-cisable (c)	Equity incentive plan awards: number of securities underly-ing unexer-cised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($) (j)
Edwin G. Marshall Principal Executive Officer	2,000,000	-	-	Various	Various	-	-	-	-
Michael E. Shannon President	4,500,000	-	-	Various	Various	-	-	-	-

Director Compensation

The following table summarizes the compensation paid during the year ended December 31, 2012 to our directors. We paid no non-equity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation to the directors and those columns are therefore omitted from the table.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Total ($) (h)
Daniel D. Hoyt	-	-	$209,426	$209,426
Edwin G. Marshall	-	-	$209,426	$209,426
Michael E. Shannon	-	-	$209,426	$209,426
Richard G. Solomon	-	-	$209,426	$209,426

In February 2012, in lieu of other compensation, each director of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the OTC Bulletin Board on February 21, 2012, the date of grant. The members of the Board of Directors had not previously been compensated for their service since July 2010.  The amount indicated in column (d) represents the fair value of these options on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables contain information as of March 18, 2013 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5 percent of our voting securities based solely on the Company’s review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this report holding office on the Table Date, and (4) all executive officers and directors as a group.  As of the Table Date, 299,104,559 shares of the Company’s common stock were issued and outstanding.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	14,982,597	5.0%
Common Stock	Richard G. Solomon, Director (3)	14,102,345	4.6%
Common Stock	Daniel D. Hoyt, Director (4)	10,001,988	3.2%
Common Stock	Michael E. Shannon, Director (5)	6,989,000	2.3%
Common Stock	Tommy E. Auger, CFO (6)	400,000	*
Common Stock	All Officers and Directors As a Group (5 persons) (7)	46,475,930	15.5%

* Less than one percent of the issued and outstanding common stock.

(1)	Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

(2)
Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 9,759,729 shares owned directly by Mr. Marshall, and (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants.  Also includes 2,500,000 shares subject to purchase under options that have vested, which are held in the names of Mr. Marshall (for 2,000,000 shares) and his wife, Dr. Jill Marshall (for 500,000 shares).

(3)
Amount indicated includes (i) 5,633,844 shares held directly by Mr. Solomon, (ii) 42,000 shares held by immediate family members of Mr. Solomon, (iii) 7,426,501 shares held by Solomon Family Trust, an entity of which Mr. Solomon is a trustee, and (iv) 1,000,000 shares issuable upon the exercise of options held by Mr. Solomon that have vested.

(4)	Includes 8,501,988 shares owned directly by Mr. Hoyt and 1,500,000 shares subject to purchase under options that have vested.

(5)	Includes 2,489,000 shares owned of record and 4,500,000 shares subject to purchase under options that have vested.

(6)	Options to purchase 400,000 shares of common stock that have vested.

(7)	Based on a total of 299,104,559 shares outstanding at Table Date plus 9,900,000 shares that may be issued upon the exercise of options that have vested.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

We owe accrued and unpaid compensation to our Chairman and Chief Executive Officer.  We also owe accrued and unpaid compensation to former officers, including Mr. Marshall’s wife, Dr. Jill Marshall.  See “Executive Compensation.”  Except as disclosed herein, we have not entered into any other transactions with related persons during the last two completed fiscal years that resulted in indebtedness or otherwise involved amounts in excess of the lesser of $120,000 or one percent of the average of our total assets at year end for the last two years.

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

Director Independence

We have two independent directors as defined by the rules of any securities exchange or inter-dealer quotation system. Our common stock is currently traded on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Our Board of Directors has determined during the year ended December 31, 2012 that Daniel Hoyt and Richard Solomon were “independent” in accordance with standards for independence set forth in the Sarbanes-Oxley Act of 2002.  There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the Board of Directors under the applicable independence definitions in determining that Messrs. Hoyt and Solomon are independent.

Item 14.  Principal Accounting Fees and Services.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Board of Directors approves the engagement of our independent registered public accounting firm and has the ultimate authority and responsibility to select, evaluate and where appropriate, replace the independent registered public accounting firm and nominate an independent registered public accounting firm for stockholder approval.

Prior to the performance of any services, the Board of Directors approves all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor.  Although the Sarbanes-Oxley Act of 2002 permits the audit committee of a board of directors to pre-approve some types or categories of services to be provided by the independent registered public accounting firm, in the absence of an audit committee, it is the current practice of our Board of Directors to specifically approve all services provided by the independent registered public accounting firm in advance, rather than to pre-approve any type of service. In connection with this practice, the Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the independence of Tanner and, historically, HJA.

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries, other than as independent auditors or in connection with certain other activities, as described below.

Services

Subsequent to the year ended December 31, 2012, Tanner performed services consisting of the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2012.  Tanner did not perform any financial information systems design and implementation services for the Company.

During years ended December 31, 2012 and 2011, HJA provided services consisting of the audit of the annual consolidated financial statements of the Company for 2011, reviews of the quarterly consolidated financial statements for the year 2012 (quarters ended March 31, June 30, and September 30) and 2011 (all quarters), and accounting consultations, consents, and other services related to SEC filings and registration statements that were filed by the Company and its subsidiaries.  HJA did not perform any financial information systems design and implementation services for the Company for the years ended December 31, 2012 or 2011.

The following table summarizes the fees that were paid to Tanner and HJA by the Company for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	Tanner	HJA
Audit Fees	$12,500	$22,500
Audit Related Fees	-
Tax Fees	2,000	-
All Other Fees	-	4,000
Total Fees	$14,500	$26,500

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss, for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

MEDIZONE INTERNATIONAL, INC.

Dated: March 18, 2013	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2013
Edwin G. Marshall

/s/ Michael E. Shannon	President and Director	March 18, 2013
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	March 18, 2013
Daniel D. Hoyt

/s/ Richard G. Solomon	Director	March 18, 2013
Richard G. Solomon

/s/ Tommy E. Auger	Chief Financial Officer (Principal	March 18, 2013
Tommy E. Auger	Financial and Accounting Officer)

EXHIBITS TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medizone International, Inc.

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and subsidiaries (collectively, the Company) as of December 31, 2012 and the related consolidated statements of comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders’ equity.  Additionally, the Company has minimal cash and negative working capital as of December 31, 2012.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Medizone International, Inc. and Subsidiaries
Sausalito, California

We have audited the accompanying consolidated balance sheet of Medizone International, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medizone International, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant recurring losses which have resulted in a deficit accumulated during the development stage and a deficit in stockholders’ equity.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 28, 2012

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,
	2012	2011
Current Assets:
Cash	$12,456	$129,759
Inventory	45,548	-
Prepaid expenses	118,344	47,286
Total Current Assets	176,348	177,045
Property and Equipment, Net	5,964	3,975
Other Assets:
Trademark and patents, net	208,490	146,342
Lease deposit	4,272	4,272
Total Other Assets	212,762	150,614
Total Assets	$395,074	$331,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$453,885	$475,912
Accounts payable – related parties	234,572	229,669
Accrued expenses	487,690	451,986
Accrued expenses – related parties	1,975,084	1,960,527
Customer deposits	34,554	40,000
Notes payable	298,536	283,249
Total Current Liabilities	3,484,321	3,441,343

Other Payables (Note 5)	224,852	224,852
Total Liabilities	3,709,173	3,666,195
Commitments and Contingencies (Notes 5 and 10)

Stockholders’ Deficit:
Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value, 288,771,227 and 272,041,949 shares issued and outstanding, respectively	288,771	272,042
Additional paid-in capital	26,506,566	23,155,777
Accumulated other comprehensive loss	(24,444)	(21,082)
Accumulated deficit	(30,084,992)	(26,741,298)
Total Stockholders’ Deficit	(3,314,099)	(3,334,561)
Total Liabilities and Stockholders’ Deficit	$395,074	$331,634

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2012	2011
Revenues	$225,000	$-
Operating Expenses:
Cost of revenues	144,404	-
General and administrative	2,726,989	946,833
Research and development	635,685	945,848
Depreciation and amortization	36,757	22,541
Total Expenses	3,543,835	1,915,222
Loss from Operations	(3,318,835)	(1,915,222)
Interest expense	(24,859)	(24,995)
Net loss	(3,343,694)	(1,940,217)
Other Comprehensive Loss:
Loss on foreign currency translation	(3,362)	(12,563)

Total Comprehensive Loss	$(3,347,056)	$(1,952,780)
Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)
Weighted Average Number Of Common Shares Outstanding	282,001,336	266,147,052

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Subscribed	Capital	Loss	Deficit	Deficit

Balance, January 1, 2011	259,362,171	$259,362	$-	$21,593,448	$(8,519)	$(24,801,081)	$(2,956,790)

Common stock issued for cash ranging from $0.08 to $0.192 per share	11,554,778	11,555	-	1,404,351	-	-	1,415,906

Stock issuance costs	-	-	-	(4,300)	-	-	(4,300)

Common shares subscribed for ranging from $0.08 to $0.12 per share	-	-	1,125	128,875	-	-	130,000

Stock-based compensation	-	-	-	33,403	-	-	33,403

Common stock issued previously subscribed	1,125,000	1,125	(1,125)	-	-	-	-

Loss on foreign currency translation	-	-	-	-	(12,563)	-	(12,563)

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,940,217)	(1,940,217)

Balance, December 31, 2011	272,041,949	272,042	-	23,155,777	(21,082)	(26,741,298)	(3,334,561)

Common stock issued for cash ranging from $0.05 to $0.165 per share	16,729,278	16,729	-	1,404,064	-	-	1,420,793

Stock-based compensation	-	-	-	1,946,725	-	-	1,946,725

Loss on foreign currency translation	-	-	-	-	(3,362)	-	(3,362)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(3,343,694)	(3,343,694)

Balance, December 31, 2012	288,771,227	$288,771	$-	$26,506,566	$(24,444)	$(30,084,992)	$(3,314,099)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(3,343,694)	$(1,940,217)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	36,677	22,452
Amortization of deferred consulting fees	-	63,924
Stock-based compensation	1,946,725	33,403
Changes in operating assets and liabilities:
Inventory	(45,548)	-
Prepaid expenses	(16,379)	(36,772)
Customer deposits	(5,446)	40,000
Accounts payable and accounts payable – related parties	(17,125)	25,900
Accrued expenses and accrued expenses – related parties	50,261	20,668
Net Cash Used in Operating Activities	(1,394,529)	(1,770,642)

Cash Flows From Investing Activities:
Purchases of trademarks and patents	(96,493)	(49,250)
Purchases of property and equipment	(4,320)	(4,404)
Net Cash Used in Investing Activities	(100,813)	(53,654)

Cash Flows From Financing Activities:
Principal payments on notes payable	(39,392)	(4,881)
Repayment of stockholders advances	-	(6,000)
Stock issuance costs	-	(4,300)
Issuance of common stock for cash	1,420,793	1,545,905
Net Cash Provided by Financing Activities	1,381,401	1,530,724
Effects of Foreign Currency Exchanges Rates	(3,362)	(12,563)
Changes on Cash
Net Decrease in Cash	(117,303)	(306,135)
Cash at Beginning of Year	129,759	435,894
Cash at End of Year	$12,456	$129,759

Supplemental Cash Flow Information:
Cash Paid For Interest
Interest	$24,859	$1,339
Non-Cash Financing Activities:
Financing of insurance policy	$54,679	$4,864

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone), and its wholly owned subsidiary, Medizone International, Inc. Delaware (Medizone-Delaware).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada, considered a variable interest entity (VIE) as described below.  Collectively, they are referred to herein as the “Company”.  The Company is in the business of designing, manufacturing and selling a patented system using ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  Historically, the Company has been considered a development stage company. During 2012, the Company commenced its planned operations, generated significant revenues, and is no longer considered a development stage company.

In late 2008, the Company assisted in the formation of the CFGH, a not-for-profit foundation based in Ottawa, Canada.  The Company helped establish the CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of its technology to as many in need as possible.

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests, (ownership, contractual, or other financial interests) in the VIE.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it.  The Company determined that the CFGH meets the requirements of a VIE, effective upon the first advance to the CFGH on February 12, 2009.  Accordingly, the financial condition and operations of the CFGH are being consolidated with Medizone as of and for the periods ended December 31, 2012 and 2011.

b.     Business Activities

The Company’s objective is to pursue an initiative in the field of hospital disinfection.  The Company is working on the development of an ozone-based technology, specifically for the purpose of decontaminating and disinfecting hospital surgical suites, emergency rooms, and intensive care units.

c.     Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting.

d.     Basic and Diluted Loss Per Common Share

The computations of basic and diluted loss per common share are based on the weighted average number of common shares outstanding during the year as follows:

	For the Years Ended December 31,
	2012	2011
Numerator
- Net loss	$(3,343,694)	$(1,940,217)

Denominator (weighted average number of common shares outstanding)	282,001,336	266,147,052

Basic and diluted loss per common share	$(0.01)	$(0.01)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the years presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.     Property and Equipment

Property and equipment are recorded at cost.  Any major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of property and equipment.  Depreciation is computed using the straight-line method over a period of: (1) three years for computers and software, (2) five years for office equipment and furniture and (3) two years for leasehold improvements.

f.      Provision for Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial reporting purposes.  These temporary differences result in deferred income tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets.  When appropriate, the Company records a valuation allowance to reduce its deferred income tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.

As of December 31, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $8,940,000 that may be offset against future taxable income, if any, and expire in years 2013 through 2033.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit had been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the statements of comprehensive loss.

A company may adopt a policy of presenting taxes assessed by a governmental authority on revenue-producing transactions either on a gross basis or a net basis within revenues.  The Company has elected to present revenues net of any tax collected.

Deferred income tax assets as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011

Net operating loss carryforwards	$3,914,400	$3,243,600
Related-party accruals	1,154,100	1,022,400
Valuation allowance	(5,068,500)	(4,266,000)
	$-	$-

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.     Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Pretax loss	$(1,136,900)	$(756,700)
Stock issued for expenses	664,500	46,000
Other	(330,100)	15,000
Change in valuation allowance	802,500	695,700
	$-	$-

The Company had no uncertain income tax positions as of December 31, 2012 and 2011.  As of December 31, 2012, the Company has approximately $9,826,600 of NOL carryforwards, which expire beginning in 2016 through 2032.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2009.

g.     Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and its wholly owned inactive subsidiary, Medizone-Delaware.  The consolidated financial statements presented also include the accounts of the CFGH, a VIE.

All material intercompany accounts and transactions have been eliminated.

h.      Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

i.       Advertising

The Company expenses the costs of advertising as incurred.

j.     Stock Options

The Company records compensation expense in connection with the granting of stock options and their vesting periods based on their fair values.  The Company estimates the fair value of each stock option awards at the grant date by using the Black-Scholes option-pricing model.

k.      Trademarks and Patents

Trademarks and patents are recorded at cost.  Amortization is computed using the straight-line method over a period of seven years.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis.  Several factors are used to evaluate intangibles, including management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.    Revenue Recognition Policy

The Company commenced sales and emerged from the development stage in 2012.  The Company recognizes revenue when it ships its products, payment from the customer is reasonably assured and the price is fixed or determinable.  The Company records customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

m.     Inventory

The Company’s inventory consists of its AsepticSure product and is valued on a “specific identification basis”.  The Company purchases its inventory as a finished product from unrelated manufacturing companies. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company did not deem any inventory obsolete or excessive as of December 31, 2012.

n.     Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and notes payable. The carrying amounts of cash and accounts payable approximate their fair values because of the short-term nature of these items.  The carrying amounts of the notes payable approximate fair values as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

o.     Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”), namely, ASU No. 2011-05 and ASU No. 2011-12 which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income or loss in one continuous statement, referred to as the statement of comprehensive income or loss, or in two separate, but consecutive statements. The option to report other comprehensive income or loss and its components in the statement of stockholders’ deficit has been eliminated. Although the new guidance changes the presentation of comprehensive income or loss, there are no changes to the components that are recognized in net income or loss or other comprehensive income or loss under existing guidance. The Company adopted these ASUs using one continuous statement for all years presented.

p.     Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceeds federally insured limits. The Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, made this $250,000 per depositor coverage limit permanent.  As of December 31, 2012 and 2011, the Company had no cash that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011
Office equipment	$19,249	$19,249
Furniture	8,382	6,307
Computers and software	7,003	7,003
Leasehold improvements	4,738	2,493
	39,372	35,052
Accumulated depreciation	(33,408)	(31,077)
Property and equipment, net	$5,964	$3,975

Depreciation expense for the years ended December 31, 2012 and 2011 was $2,320 and $1,770, respectively.

NOTE 3 - TRADEMARKS AND PATENTS

Trademarks and patents consist of the following as of December 31, 2012 and 2011:

	2012	2011
Patent costs	$271,427	$174,933
Trademark	770	770
	272,197	175,703
Accumulated amortization	(63,707)	(29,361)
Trademark and patents, net	$208,490	$146,342

Amortization expense for the years ended December 31, 2012 and 2011 was $34,437 and $20,771, respectively.

NOTE 4 - ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following as of December 31, 2012 and 2011:

	2012	2011
Accrued payroll and consulting – related parties	$1,857,424	$1,841,922
Accrued interest	454,958	431,302
Accrued payroll taxes – related parties	117,660	118,605
Other accruals	32,732	20,684
Total	$2,462,774	$2,412,513

Accrued expenses – related parties relate to accrued but unpaid prior payroll and consulting fees (and associated taxes) for certain of the Company’s employees who are also directors, officers or stockholders.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2012 and 2011.  The Company intends to contest the judgment if and when it is able to do so in the future.

Other Payables

As of December 31, 2012 and 2011, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term expired on June 30, 2012, and is now operated on a month–to-month basis with a monthly lease payment of $1,350 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).

A lease for a second laboratory space for full scale room testing also expired on June 30, 2012, and is now operated on a month-to-month basis with a monthly lease payment of $1,250 CD, plus the applicable GST.

In March 2011, the Company entered into a lease agreement and established its corporate offices in California that includes a monthly lease payment of $2,500 and was renewable on a month–to-month basis following the initial lease term that ended in May 2011.  The Company elected to terminate this lease in December 2011 and enter into a new corporate office lease effective January 1, 2012 through December 31, 2012 with monthly payments of $2,100.  The lease term was extended for another year, through December 31, 2013, with monthly lease payments increasing from $2,100 to $2,200.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 - EQUITY TRANSACTIONS (Continued)

The Company sold an aggregate of 1,000,000 restricted shares of common stock that were subscribed for as of March 31, 2011 and issued in April 2011.  The purchasers of these shares were two accredited investors, not otherwise affiliated with the Company.  The Company received cash proceeds of $120,000, or $0.12 per share.  There were no underwriters involved.

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

During April, May and June 2011, the Company sold an aggregate of 4,625,000 restricted shares of common stock to accredited investors, not otherwise affiliated with the Company, for cash proceeds of $370,000 at a price of $0.08 per share.  There were no underwriters involved.

The Company entered into a transaction, with an accredited investor, not otherwise affiliated with the Company, for 125,000 restricted shares of common stock that were subscribed for as of June 30, 2011 and issued in July 2011 for cash proceeds of $10,000 at a price of $0.08 per share.  There were no underwriters involved.

During September 2011, the Company issued 1,147,846 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $169,594, at a price of $0.14775 per share.  There were no underwriters involved.

During November and December 2011, the Company sold an aggregate of 1,550,000 restricted shares of common stock to eight accredited investors, not otherwise affiliated with the Company, for cash proceeds of $155,000 at a price of $0.10 per share.  There were no underwriters involved.

Common Stock for Cash – 2012

During January and February 2012, the Company sold an aggregate of 6,653,000 restricted shares of common stock to approximately 30 accredited investors for cash proceeds of $665,300 at a price of $0.10 per share. There were no underwriters involved.

During January 2012, the Company issued 903,089 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $149,010 at a price of $0.165 per share.  There were no underwriters involved.

During June 2012, the Company issued 500,000 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $65,625 at a price of $0.131 per share. There were no underwriters involved.

During June 2012, the Company sold an aggregate of 1,205,556 restricted shares of common stock to two accredited investors for cash proceeds of $108,500 at a price of $.09 per share. There were no underwriters involved.

During July 2012, the Company sold an aggregate of 250,000 restricted shares of common stock to an accredited investor for cash proceeds of $22,500 at a price of $0.09 per share. There were no underwriters involved.

During August 2012, the Company sold an aggregate of 2,500,000 restricted shares of common stock to three accredited investors for cash proceeds of $125,000 at a price of $0.05 per share. There were no underwriters involved.

During September 2012, the Company sold an aggregate of 2,483,333 restricted shares of common stock to seven accredited investors for cash proceeds of $149,000 at a price of $0.06 per share. There were no underwriters involved.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 - EQUITY TRANSACTIONS (Continued)

During October, November and December 2012, the Company sold an aggregate of 2,234,300 restricted shares of common stock to six accredited investors for cash proceeds of $135,858 at prices ranging from of $0.06 to $0.078 per share. There were no underwriters involved.

Recapitalization

The Company’s amended Articles of Incorporation (“AOI”) include a class of preferred stock, par value $0.00001, with authorized shares of 50,000,000.  To date, no shares of preferred stock have been issued.  The rights and preferences of the authorized preferred shares will be determined by the Company’s Board of Directors.  The amended AOI authorize 395,000,000 shares of common stock, par value $0.001.

Stock Purchase Agreement

On November 17, 2010, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with Mammoth Corporation (“Mammoth”) providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility (or “Equity Line”). The Stock Purchase Agreement provided that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth was committed to purchase up to $10,000,000 of shares of common stock over the 24-month term of the Stock Purchase Agreement.  Furthermore, in no event could Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9 percent of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations could not be waived by the parties.

Under the terms of the Stock Purchase Agreement, the Company had the opportunity for a 24-month period, commencing on the date on which the SEC first declares effective the registration statement, to require Mammoth to purchase up to $10,000,000 in shares of common stock. For each share of common stock purchased under the Stock Purchase Agreement, Mammoth would pay to the Company a purchase price equal to 75 percent of the lowest closing bid price during the five consecutive trading day period (the “Draw Down Pricing Period”) preceding the date a draw down notice (the “Draw Down Notice”) is delivered to Mammoth (the “Draw Down Date”) in a manner provided by the Stock Purchase Agreement.  Subject to the limitations outlined below, the Company could, at its sole discretion, issue a Draw Down Notice to Mammoth, and Mammoth would then be irrevocably bound to purchase such shares.

Each Draw Down Notice must specify the lowest purchase price during the Draw Down Pricing Period at which the Company would sell the shares to Mammoth, which could not be less than 75 percent of the lowest closing bid price during the Draw Down Pricing Period. Furthermore, the number of shares to be issued was limited by multiplying by five the average daily trading volume for the 30 trading days immediately preceding the delivery of the Draw Down Notice. The Draw Down Notice also included the aggregate dollar amount of the Draw Down, which could not be less than $25,000 and not more than $500,000 in any Draw Down Notice.  There must be a minimum of 15 trading days between each Draw Down Notice.  Regardless of the maximum amount indicated in the Draw Down Notice, Mammoth was not obligated to purchase shares under any Draw Down Notice in an amount which, when added to the number of shares of common stock then beneficially owned by Mammoth, would result in Mammoth owning more than 4.9 percent of the outstanding shares of the Company’s common stock.

The Company agreed to pay up to $5,000 of reasonable attorneys’ fees and expenses (of which the Company paid $4,300 during the year ended December 31, 2011 to fully satisfy this obligation) incurred by Mammoth in connection with the preparation, negotiation, execution and delivery of the Stock Purchase Agreement and related transaction documentation.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 - EQUITY TRANSACTIONS (Continued)

Further, if the Company issued a Draw Down Notice and failed to deliver the shares to Mammoth on the applicable settlement date, and such failure continued for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery is late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery is late.

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of common stock under the Stock Purchase Agreement.  The Company was not permitted to make Draw Downs under the Stock Purchase Agreement at any time there was not an effective registration statement registering the resale of shares of common stock by Mammoth.  On January 25, 2011, the registration statement was made effective by the SEC.  As previously mentioned, the Company made four Draw Down requests under the Stock Purchase Agreement during the year ended December 31, 2011 as well as two requests during the year ended December 31, 2012. The Stock Purchase Agreement terminated automatically by its terms on January 25, 2013, the 24-month anniversary of the effective date of the registration statement.

ADA Innovations

In December 2010, the Company reached a Services Agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions (the Projects) of the Company’s AsepticSure™ disinfection systems.  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011, and amended in January 2012.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.

The term of the Services Agreement continued until the completion of the development and design projects contemplated by the Services Agreement.  Deliverables included: (1) the pre-production prototype designed and manufactured to the Company’s specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company paid ADA as services were provided.  During the year ended December 31, 2012 and 2011, the Company incurred expenses totaling approximately $212,000 and $607,000, respectively, for services provided under the Services Agreement.  Of these amounts, approximately $204,000 and $569,000, respectively, were recorded as research and development expenses.

NOTE 7 - COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of a total of 1,000,000 shares of common stock to a Company director with an exercise price of $0.10 per share, exercisable for up to five years.  On the same date, the Company granted options for the purchase of an additional 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: i) options for purchase of 500,000 shares vested immediately on the date of grant, ii) options for 500,000 shares will vest on the date certified by the Company as the date the Company’s hospital disinfection program completes its beta-testing (completed in 2012), and iii) the remaining options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  During the year ended December 31, 2012, 500,000 options vested for which the Company recognized $48,699 of expense. As of December 31, 2012, options for the purchase of 500,000 of the 1,500,000 shares had not yet vested.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 - COMMON STOCK OPTIONS (Continued)

In July 2010, the Company granted options for the purchase of up to 3,500,000 shares (of which 250,000 were cancelled in 2011) of common stock to certain board members and employees of the Company as additional compensation for work performed.  These options are exercisable at $0.20 per share, are exercisable for five years, but do not vest until the Company has achieved commercial sales (completed in 2012).  During the year ended December 31, 2012, these 3,250,000 options vested for which the Company recognized $659,822 of expense.

In September 2010, the Company granted options for the purchase of up to 250,000 shares of common stock to an outside consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share, are exercisable for five years, but do not vest until the Company has achieved commercialization and sales of the AsepticSure product.  During the year ended December 31, 2012, these options vested for which the Company recognized $65,067 of expense.

In March 2011, the Company granted options for the purchase of 150,000 shares of common stock to an individual for accounting related services to be performed through December 30, 2011.  The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The Company recognized $20,042 of expense during the year ended December 31, 2011 for these options.

In March 2011, the Company granted options for the purchase of 100,000 shares of common stock to an individual for web and press support services to be performed through December 30, 2011. The options have an exercise price of $0.14 per share, and are exercisable for up to five years.  The Company recognized $13,361 of expense, during the year ended December 31, 2011 for these options.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) and authorized up to 10,000,000 shares of common stock to be available for awards under the 2012 Plan. On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the over-the-counter Bulletin Board on the date of grant. In addition, certain officers, consultants and employees of the Company were awarded in the aggregate options in the aggregate for the purchase of 1,050,000 shares of stock at an exercise price of $0.23 per share. The value of these options granted, totaling $1,057,600, was recognized as expense during the year ended December 31, 2012 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for distribution channel related services to be performed.  Options for 100,000 shares have vested as of December 31, 2012 and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The grant date fair value of these options was $153,997 in connection with which the Company recognized $15,399 for the year ended December 31, 2012.  The Company will recognize the remaining expense upon achievement of the required milestones.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed (vested immediately on the grant date) and to be performed in the future, which do not vest until completion of certain milestones. The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The grant date fair value of these options was $149,460.  During 2012, options for the purchase of 670,000 of the 1,000,000 shares had vested and the Company recognized expense of $100,138 during the year ended December 31, 2012.  The Company will recognize the remaining expense upon achievement of the required milestones.

In August 2012, the Company granted options for the purchase of 2,500,000 shares of common stock to three individuals in connection with the purchase of restricted stock, exercisable at a price of $0.05 per share.  No expense was recorded for these options as any value associated with these options was recorded as part of the stock transactions.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 - COMMON STOCK WARRANTS AND OPTIONS (Continued)

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate			2.46%
Expected life			5 years
Expected volatility	185.59%	to	196.94%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2012	7,750,000	$0.17
Granted	9,550,000	0.17
Expired/Canceled	-	-
Exercised	-	-
Outstanding, December 31, 2012	17,300,000	0.19
Exercisable	15,570,000	0.17

The Company estimates the fair value of each stock award by using the Black-Scholes option pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including expected volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Expense of $1,946,725 and $33,403 was recorded for the years ended December 31, 2012 and 2011, respectively, using the Black-Scholes option-pricing model.  As of December 31, 2012, the Company had various outstanding options which have not vested totaling approximately $237,000.  The Company will recognize such expense if such individual options vest over their remaining useful lives which range from 20 to 52 months

NOTE 8 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2012 and 2011, the Company owed $234,572 and $229,669, respectively, to certain consultants for services. These consultants are stockholders of the Company and are classified as related parties.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2012 and 2011:

	2012	2011
Unsecured notes payable to ten stockholders, due on demand, plus interest at 10% per annum (principle and accrued interest in arrears as of report date). The Company is obligated to accept the rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	$60,815	$60,815

Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction.	37,000	37,000

Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest in arrears as of report date), plus interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	182,676	182,676

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 - NOTES PAYABLE (Continued)

	2012	2011

Unsecured note payable to a financing company, payable in nine monthly installments, interest at 6.23% per annum, matures on July 15, 2013.	$18,045	$2,758

Total notes payable	298,536	283,249
Less: current portion	(298,536)	(283,249)
Long-term notes payable	$-	$-

The notes payable balances as of December 31, 2012 have been classified as short term as each note payable is due on or before December 31, 2013.

NOTE 10 - GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP which assumes an entity is a going concern and contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through December 31, 2012, which have resulted in an accumulated deficit of $30,084,992 as of December 31, 2012.  The Company has minimal cash, has a working capital deficit of approximately $3,307,973, and a total stockholder’s deficit of $3,314,099 as of December 31, 2012. The Company has relied exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the continued development of its products, product manufacturing, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the additional funding noted below, it will most likely be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued research and development, marketing and related activities, as well as for general corporate purposes, including manufacturing and sales.

During 2012, the Company raised a total of $1,420,793 through the sale of 16,729,278 shares of common stock at prices ranging from $0.05 to $0.165 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the initial costs of development for its hospital sterilization system.  Subsequent to December 31, 2012, through the date of this report, the Company raised a total of $310,000 through the sale of 10,333,332 shares of common stock at a price of $0.03 per share.  The Company believes it can raise additional funds from some of the same investors who have purchased shares from 2009 to 2012, although there is no guarantee that these investors will purchase additional shares.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 11 – CUSTOMER DEPOSITS

In November 2011, the Company entered into a production manufacturing contract with SMTC Corporation (SMTC), headquartered in Toronto, Canada.  SMTC maintains manufacturing facilities in Canada, the United States, Mexico and China.   In January 2012, the Company initiated its first purchase order for five production validation units to be manufactured.  The production validation units were used for regulatory compliance and licensing validation, additional testing and early delivery purposes.

As of December 31, 2011, the Company received two purchase orders and related customer deposits totaling $40,000 to purchase the AsepticSure hospital disinfection systems.  The Company took delivery of its first disinfection systems early in 2012.  As of December 31, 2011, these customer deposits were reflected as current liabilities.

In September 2012, the Company changed manufacturers and entered into a contract with Transformix Engineering (Transformix) to manufacture the Company’s devices.  Transformix is a specialty engineering and manufacturing company located in Kingston, Ontario, Canada.  This change in manufacturers was necessitated to address delays in product delivery and quality control issues encountered under the earlier agreement. The Company took delivery of the first AsepticSure systems built by Transformix in December 2012.  Transformix expects to ramp up production in order to meet estimated sales orders of the AsepticSure system for the second quarter of 2013.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this report and has determined it appropriate to disclose the following event.

During January, February and March 2013, the Company sold an aggregate of 10,333,332 restricted shares of common stock to nine accredited investors for cash proceeds of $310,000 at a price of $0.03 per share.