Form 10-Q
period 2013-06-30
MEDIZONE INTERNATIONAL INC
filed 2013-07-30
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 29, 2013, the registrant had 310,662,639 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012 (1)
ASSETS

Current Assets:
Cash	$320,279	$12,456
Inventory	-	45,548
Prepaid expenses	269,477	118,344
Total Current Assets	589,756	176,348
Property and Equipment, net	9,054	5,964
Other Assets:
Trademark and patents, net	199,675	208,490
Lease deposit	4,272	4,272
Total Other Assets	203,947	212,762
Total Assets	$802,757	$395,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$555,631	$453,885
Accounts payable – related parties	234,534	234,572
Accrued expenses	499,518	487,690
Accrued expenses – related parties	1,937,941	1,975,084
Customer deposits	30,000	34,554
Notes payable	292,996	298,536
Total Current Liabilities	3,550,620	3,484,321
Other Payables	224,852	224,852
Total Liabilities	3,775,472	3,709,173

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Deficit:
Preferred stock, 50,000,000 shares authorized of $0.00001 par value, no shares issued or outstanding	-	-
Common stock, 395,000,000 shares authorized of $0.001 par value, 310,662,639 and 288,771,227 shares issued and outstanding, respectively	310,663	288,771
Additional paid-in capital	27,439,631	26,506,566
Accumulated other comprehensive loss	(25,812)	(24,444)
Accumulated deficit	(30,697,197)	(30,084,992)
Total Stockholders' Deficit	(2,972,715)	(3,314,099)
Total Liabilities and Stockholders’ Deficit	$802,757	$395,074

The accompanying notes are an integral part of these consolidated financial statements.

(1)	The consolidated balance sheet as of December 31, 2012 has been prepared using information from the audited balance sheet as of that date.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$375,000	$-	$379,554	$-
Operating Expenses:
Cost of revenues	235,436	-	239,436	-
General and administrative	308,068	251,380	593,279	1,581,146
Research and development	34,111	290,679	119,882	358,928
Depreciation and amortization	15,903	9,067	26,407	16,927
Total Operating Expenses	593,518	551,126	979,004	1,957,001
Loss from Operations	(218,518)	(551,126)	(599,450)	(1,957,001)
Interest Expense	(6,389)	(6,161)	(12,755)	(12,347)
Net Loss	(224,907)	(557,287)	(612,205)	(1,969,348)
Other Comprehensive Loss:
Loss on foreign currency translation	(1,196)	(1,638)	(1,368)	(2,546)
Total Comprehensive Loss	$(226,103)	$(558,925)	$(613,573)	$(1,971,894)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	305,341,194	279,937,782	300,432,370	278,791,946

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(612,205)	$(1,969,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,219	16,896
Value of stock options granted	94,707	1,157,738
Changes in operating assets and liabilities:
Prepaid expenses	(123,883)	(81,068)
Customer deposits	(4,554)	-
Inventory	45,548	-
Accounts payable (includes related parties)	101,708	(44,888)
Accrued expenses (includes related parties)	(25,315)	(10,759)
Net Cash Used in Operating Activities	(497,775)	(931,429)

Cash Flows from Investing Activities:
Purchase of trademark and patents	(12,954)	(66,085)
Purchase of property and equipment	(7,540)	(3,148)
Net Cash Used in Investing Activities	(20,494)	(69,233)

Cash Flows from Financing Activities:
Principal payments on notes payable	(32,790)	(6,260)
Issuance of common stock for cash	860,250	988,435
Net Cash Provided by Financing Activities	827,460	982,175

Effect of Foreign Currency Exchange Rates	(1,368)	(2,546)
Net increase (decrease) in cash	307,823	(21,033)
Cash as of beginning of the period	12,456	129,759
Cash as of end of the period	$320,279	$108,726

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$537	$428
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$27,250	$12,908

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2013 and December 31, 2012

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to provide a fair presentation for the interim periods. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

US GAAP requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity may be considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. The Company determined that CFGH meets the requirements of a VIE effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial condition and operations of CFGH have been consolidated with the Company for all periods presented.

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended June 30,
	2013	2012

Numerator: Net loss	$(224,907)	$(557,287)
Denominator: Weighted average number of common shares outstanding	305,341,194	279,937,782
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2013	2012

Numerator: Net loss	$(612,205)	$(1,969,348)
Denominator: Weighted average number of common shares outstanding	300,432,370	278,791,946
Basic and diluted net loss per common share	$(0.00)	$(0.01)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2013 and December 31, 2012

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2013, which have resulted in an accumulated deficit of $30,697,197 as of June 30, 2013.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $2,960,864, and has relied on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2012, the Company raised a total of $1,420,793 through the sale of 16,729,278 shares of common stock at prices ranging from $0.05 to $0.165 per share, which funds have been used to keep the Company current in its obligations and to pay certain other corporate obligations including the initial costs of development for its hospital disinfection system.  During the six months ended June 30, 2013, the Company raised a total of $860,250 through the sale of 21,891,412 shares of common stock at prices ranging from $0.03 to $0.055 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2013, although there is no guarantee that these investors will purchase additional shares.  However, certain of these investors have orally committed to continue to fund the Company’s projects on a monthly basis.

Continuing as a going concern is dependent on the Company’s ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 5     COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of June 30, 2013 and December 31, 2012.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of June 30, 2013 and December 31, 2012, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts are being recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2013 and December 31, 2012

NOTE 5     COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term expired on June 30, 2012, and is now month-to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”). A lease for a second laboratory space for full scale room testing and a storage space also expired on June 30, 2012, and are now month-to-month with a monthly lease payment of $1,375 CD and $475 CD, respectively, plus the applicable GST.

The Company entered into a new corporate office lease effective January 1, 2012 through December 31, 2012 with monthly payments of $2,100.  The lease term was extended for another year, through December 31, 2013, with monthly lease payments increasing from $2,100 to $2,200.

NOTE 6     COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) 500,000 of the options vested immediately on the date of grant, (ii) 500,000 options vested, in September 2012, the date certified by the Company as the date the Company’s hospital disinfection program completed its beta-testing, and (iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  As of June 30, 2013, 500,000 of the 1,500,000 options granted to this consultant had not yet vested.

In July 2010, the Company granted options for the purchase of 3,500,000 shares of common stock (of which 250,000 were cancelled in 2011) to certain board members and employees of the Company for services rendered.  These options are exercisable for five years from the date of grant at $0.20 per share, and vested when the Company achieved commercial sales during the third quarter of 2012.

In September 2010, the Company granted options for the purchase of 250,000 shares of common stock to a consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share for five years from the date of grant and vested when the Company achieved commercial sales during the third quarter of 2012.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan.  On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the fair value of the common stock based on the price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant.  In addition, certain officers, consultants and employees of the Company were awarded options for the purchase of an aggregate 1,050,000 shares of common stock at an exercise price of $0.23 per share.  The value of these options granted, totaling $1,057,600, was recognized as expense during the six months ended June 30, 2012 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for services.  Options for 550,000 shares have vested and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.15 per share, and are exercisable for up to five years.  The value of these options granted was $153,997 in connection with which the Company recognized $69,300 during the six months ended June 30, 2013.  As of June 30, 2013, options for the purchase of 550,000 of the 1,000,000 shares have vested.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed and to be performed in the future.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The value of the options vested upon grant was $149,460, of which the Company recognized $25,408 during the six months ended June 30, 2013.  The remaining options vest as certain milestones are achieved.  As of June 30, 2013, options for the purchase of 840,000 of the 1,000,000 shares have vested.

In August 2012, the Company granted options for the purchase of 2,500,000 shares of common stock to three individuals in connection with the purchase of restricted stock, exercisable at a price of $0.05 per share.  No expense was recorded for these options as the value associated with these options was recorded as part of the stock transactions.  These options held a six-month term and have expired without being exercised.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2013 and December 31, 2012

NOTE 6     COMMON STOCK OPTIONS (continued)

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate			.77%
Expected life			5 years
Expected volatility	145.6%	to	148.9%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2013, and for the six-month period then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	17,300,000	$0.17
Granted	-	-
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of the period	17,300,000	0.17
Exercisable	16,190,000	$0.17

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $94,707 and $1,157,738 related to stock options was recorded for the six-month period ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company had various unvested outstanding options with related unrecognized expense of $141,911.  The Company will recognize this expense as these options vest over their remaining lives, which range from 14 to 46 months.

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During May and June 2013, the Company sold 5,863,636 restricted shares of common stock to 11 accredited investors for cash proceeds totaling $322,500, or $0.055 per share.

During April and May 2013, the Company sold 3,794,444 restricted shares of common stock to six accredited investors for cash proceeds totaling $170,750, or $0.045 per share.

During January, February, and March 2013, the Company sold an aggregate of 12,233,332 restricted shares of common stock to 12 accredited investors for cash proceeds totaling $367,000, or $0.03 per share.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2013 and December 31, 2012

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (continued)

Stock Purchase Agreement
In November 2010, the Company entered into a two-year Stock Purchase Agreement with Mammoth providing for the Equity Line. The Stock Purchase Agreement provided that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth committed to purchase up to $10,000,000 of shares of common stock over the term of the Stock Purchase Agreement under certain specified conditions and limitations. Mammoth was barred from purchasing any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9% of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations could not be waived by the parties.

Under the terms of the Stock Purchase Agreement, the Company had the opportunity for a 24-month period, commencing on the date on which the Securities and Exchange Commission (“SEC”) first declared effective the registration statement filed in connection with the resale of shares issued under the Equity Line, to require Mammoth to purchase up to $10,000,000 in shares of common stock. For each share of common stock purchased under the Stock Purchase Agreement, Mammoth would pay a purchase price equal to 75% of the lowest closing bid price during the five consecutive trading-day period (the “Draw Down Pricing Period”) preceding the date a draw down notice (the “Draw Down Notice”) was delivered by the Company to Mammoth (the “Draw Down Date”) in a manner provided by the Stock Purchase Agreement.  The SEC declared the registration statement effective on January 25, 2011.  The Stock Purchase Agreement and Equity Line terminated on January 25, 2013.

Wood Wyant Canada
In April 2013, the Company and Wood Wyant Canada (“Wood Wyant”), a subsidiary of Sanimarc Group, announced that Wood Wyant had become a National Hospital Distributor of AsepticSure® in Canada.  Wood Wyant is national in scope and regional in focus, serving Canada from 16 diverse locations across all 10 provinces, providing both sales and service to the hospital market.  The Company delivered an initial order for five systems to Wood Wyant for proceeds totaling $375,000.  The Company has six more systems in production.

ADA Innovations
In December 2010, the Company reached a Services Agreement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions (the “Projects”) of the Company’s AsepticSure® disinfection systems.  A contract containing the terms of the agreement and detailed development plan was executed by the parties in January 2011 and amended in January 2012.  Any and all notes, reports, information, inventions, sketches, plans, concepts, data or other works created by ADA on its behalf under the Services Agreement will be the sole and exclusive property of the Company.

The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables include: (1) the pre-production prototype designed and manufactured to our specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company paid ADA as services were provided and were completed by December 31, 2012.  During the three and six-month periods ended June 30, 2012, the Company incurred expenses totaling approximately $115,000 and $157,000, respectively, for services provided under the Services Agreement, which expenses have been included in research and development costs.  No expenses under this contract were incurred during the three and six-month periods ended June 30, 2013.  ADA’s role as developer of the production AsepticSure® system is now complete.  ADA remains available to the Company on a limited basis as a consultant.

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of June 30, 2013 and December 31, 2012, the Company had payables of $234,534 and $234,572, respectively, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company and therefore have been classified as related parties.

NOTE 9     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the period ended June 30, 2013 for potential accounting or disclosure in the accompanying financial statements, noting none.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. and subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) has been a development stage company conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we emerged from the development stage as we began to sell our patented ozone disinfection system, AsepticSure®.

Recent Developments

We took delivery at the end of January 2013 of the first AsepticSure® system constructed by our new contract manufacturer, Transformix Engineering, located in Kingston, Ontario, Canada (“Transformix”).  Transformix delivered an additional four units from the initial build order during February 2013.  The units passed performance confirmation testing at our Innovation Park laboratories.  The build quality of the system appears to be very good.  We believe we now have a manufacturing source that is capable of meeting our anticipated production requirements.  Six additional systems are in the late stage of production and are scheduled for delivery in early August 2013.

In January 2013, Singapore issued us our Health Care Patent (P-no.: 176977 ‒ Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture).  We consider this significant for our business growth in Asia.  According to published reports, the treatment of non-resident and foreign patients (the “medical tourism market”) in Singapore has been growing rapidly and as reported by the Singapore press holdings on-line portal AsiaOne, there were approximately 850,000 foreign patients treated in Singapore medical facilities during 2012, producing revenues of about $3.5 billion.  We believe Singapore could become a lucrative market for AsepticSure® sales as the medical system there seeks to distinguish itself with the safest hospitals possible in order to promote continued growth in the expanding medical tourism market.

In January 2013, we completed successful safety and preliminary operational trials of the AsepticSure® system at the Belleville General Hospital site of Quinte Health Care in Canada.  Belleville General is a medium-sized community hospital affiliated with Queen’s University in Ontario, Canada.  In collaboration with Contamination Control Company (C3), an Ontario-based provider of AsepticSure® services in Canada, these trials are believed to unequivocally demonstrate the safety and ease of operation of the AsepticSure® disinfection system in a functioning health care setting.  During the tests, the turnaround time for disinfection and reoccupation of the hospital rooms was less than 90 minutes.

In April 2013, we entered into an agreement with Wood Wyant Canada (“Wood Wyant”), a subsidiary of Sanimarc Group, to become a National Hospital Distributor of AsepticSure® in Canada.  Wood Wyant is national in scope and regional in focus, serving Canada from 16 diverse locations across all 10 provinces, providing both sales and service to the hospital market.  We delivered an initial order of five systems to Wood Wyant for proceeds totaling $375,000.

In July 2013, Belleville General Hospital suffered an outbreak of MRSA (Methicillin-Resistant Staphylococcus Aureus) infections.  The hospital requested the help of Medizone in quelling the outbreak.  To date, nine rooms that had been quarantined due to the outbreak have been disinfected with AsepticSure®  and returned to service.  This disinfection process demonstrated the high level of safety of our AsepticSure®  process in an operational hospital setting.  Comparing sampling results before and after the contaminated ward-rooms were treated, it appears to confirm 100% bactericidal kill was achieved (>6-log) for the pathogens involved.

Results of Operations

Three Months Ended June 30, 2013 and 2012

During the third quarter of 2012, we exited the development stage as we commenced planned principal operations.  During the quarter ended June 30, 2013, we had revenues of $375,000 with cost of goods sold of $235,436. All of these revenues were from the sale of AsepticSure® devices to Wood Wyant.

For the three months ended June 30, 2013, we had a net loss of $224,907, compared with a net loss for the three months ended June 30, 2012 of $557,287.  The reduction in net loss for the quarter ended June 30, 2013 compared to the same quarter of 2012, was due to the increase in revenues and lower research and development costs. Our primary expenses are cost of manufacturing, payroll and consulting fees, research and development costs, office expenses and interest expense.

 For the three months ended June 30, 2013 and 2012, we incurred $308,068 and $251,380, respectively, in general and administrative expenses. The majority of these expenses include payroll, consulting fees and professional fees.  The increase during the three months ended June 30, 2013 over the prior year comparable period was primarily the result of the expense associated with the vesting of options previously granted to a consultant for a portion of a performance bonus. The remaining general and administrative expenses include rent, office and travel expenses.

For the three months ended June 30, 2013 and 2012, we incurred $34,111 and $290,679, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development and significantly decreased from the prior year period as we have now commenced planned operations.

Principal amounts owed on notes payable totaled $292,996 and $298,536 as of June 30, 2013 and December 31, 2012, respectively.  Interest expense on these obligations during the three months ended June 30, 2013 and 2012 was $6,389 and $6,161, respectively. The applicable interest rates on this debt ranged from 7.75% to 10% per annum.

Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, we had a net loss of $612,205, compared with a net loss for the six months ended June 30, 2012 of $1,969,348. Our primary expenses are payroll, consulting fees, research and development costs, office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The reduction in net loss for the six-month period ended June 30, 2013 compared to the same period in 2012, was due to the increase in revenues and lower operating expenses.

For the six months ended June 30, 2013 and 2012, we incurred $593,279 and $1,581,146, respectively, in general and administrative expenses. The primary decrease for the six months ended June 30, 2013 compared to the same period in 2012, was the grant in 2012 of options to directors, officers and employees resulting in compensation expense of approximately $840,000.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2013 and 2012, we incurred $119,882 and $358,928, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. The primary decrease for the six months ended June 30, 2013 compared to the same period in 2012, was a result of less research and development and prototype development cost as the Company commenced planned operations.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on the notes payable during the six months ended June 30, 2013 and 2012 was $12,755 and $12,347, respectively. The applicable interest rates on this debt ranged from 7.75% to 10% per annum.

Liquidity and Capital Resources

As of June 30, 2013, our working capital deficit was $2,960,864, compared to a working capital deficit of $3,307,973 as of December 31, 2012. We have incurred significant losses from inception through June 30, 2013, which have resulted in an accumulated deficit of $30,697,197.  The stockholders’ deficit as of June 30, 2013 was $2,972,715, compared to $3,314,099 as of December 31, 2012.

In 2012, we emerged from the development stage.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $2,000,000 over the next 12 months for continuing research expenses, marketing, product manufacturing and related activities, as well as for general corporate purposes.

During the six months ended June 30, 2013, we generated cash of $860,250 through the sale of 21,891,412 shares of common stock to 23 accredited investors at prices ranging from $0.03 to $0.055 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors, and there is no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited financial statements included in this report have been prepared on the assumption that the Company will continue as a going concern. There is substantial doubt that the Company will be able to continue as a going concern.  Through the date of this report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
  Rigorous government scrutiny and regulation of our products and planned products;
  Potential effects of adverse publicity regarding ozone and related technologies or industries;
  Failure to sustain or manage growth including the failure to continue to develop new products; and
  The ability to obtain needed financing.
Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates.

We commenced commercial sales and emerged from the development stage in 2012.  We recognize revenue when a contractual arrangement exists, product is shipped, payment from the customer is reasonably assured, and the price is fixed or determinable.  We record customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We did not deem any inventory obsolete or excessive as of June 30, 2013.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Exchange Act. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that as of June 30, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended June 30, 2013 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, we sold an aggregate of 9,658,080 restricted shares of common stock to 16 accredited investors for cash proceeds totaling $493,250, with prices ranging from $0.045 to $0.055 per share. The purchasers of the shares were primarily current stockholders of, but not otherwise affiliated with, the Company. There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds are being used for general operating expenses and the continuing development of the AsepticSure® hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

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

July 29, 2013