Form 10-Q
period 2013-09-30
MEDIZONE INTERNATIONAL INC
filed 2013-10-31
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, the registrant had 317,612,639 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012 (1)
ASSETS

Current Assets:
Cash	$140,774	$12,456
Inventory	-	45,548
Prepaid expenses	325,674	118,344
Total Current Assets	466,448	176,348
Property and Equipment, net	8,162	5,964
Other Assets:
Trademark and patents, net	212,808	208,490
Lease deposit	4,272	4,272
Total Other Assets	217,080	212,762
Total Assets	$691,690	$395,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$438,606	$453,885
Accounts payable – related parties	234,572	234,572
Accrued expenses	504,632	487,690
Accrued expenses – related parties	1,928,659	1,975,084
Customer deposits	30,000	34,554
Notes payable	310,334	298,536
Total Current Liabilities	3,446,803	3,484,321
Other Payables	224,852	224,852
Total Liabilities	3,671,655	3,709,173

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 395,000,000 shares authorized, 315,662,639 and 288,771,227 shares issued and outstanding, respectively	315,663	288,771
Additional paid-in capital	27,771,790	26,506,566
Accumulated other comprehensive loss	(24,530)	(24,444)
Accumulated deficit	(31,042,888)	(30,084,992)
Total Stockholders' Deficit	(2,979,965)	(3,314,099)
Total Liabilities and Stockholders’ Deficit	$691,690	$395,074

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been prepared using information from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$-	$150,000	$379,554	$150,000
Operating Expenses:
Cost of revenues	-	86,725	239,436	86,725
General and administrative	263,385	932,872	856,664	2,514,018
Research and development	64,761	187,126	184,643	546,054
Depreciation and amortization	11,420	9,561	37,827	26,488
Total Operating Expenses	339,566	1,216,284	1,318,570	3,173,285
Loss from Operations	(339,566)	(1,066,284)	(939,016)	(3,023,285)
Interest Expense	(6,125)	(6,097)	(18,880)	(18,445)
Net Loss	(345,691)	(1,072,381)	(957,896)	(3,041,730)
Other Comprehensive Loss:
Gain (loss) on foreign currency translation	1,282	957	(86)	(1,589)
Total Comprehensive Loss	$(344,409)	$(1,071,424)	$(957,982)	$(3,043,319)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	312,649,052	282,697,797	304,549,347	280,103,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(957,896)	$(3,041,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,576	26,416
Value of stock options granted	131,866	1,931,325
Changes in operating assets and liabilities:
Prepaid expenses	(144,343)	28,724
Inventory	45,548	(91,547)
Customer deposits	(4,554)	10,000
Accounts payable (includes related parties)	(15,280)	59,931
Accrued expenses (includes related parties)	(29,483)	26,611
Net Cash Used in Operating Activities	(936,566)	(1,050,270)

Cash Flows from Investing Activities:
Purchase of trademark and patents	(36,551)	(89,118)
Purchase of property and equipment	(7,540)	(3,148)
Net Cash Used in Investing Activities	(44,091)	(92,266)

Cash Flows from Financing Activities:
Principal payments on notes payable	(51,189)	(26,449)
Issuance of common stock for cash	1,160,250	1,284,935
Net Cash Provided by Financing Activities	1,109,061	1,258,486

Effect of Foreign Currency Exchange Rates	(86)	(1,589)
Net increase in cash	128,318	114,361
Cash as of beginning of the period	12,456	129,759
Cash as of end of the period	$140,774	$244,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$697	$702
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$62,987	$54,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to provide a fair presentation for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

US GAAP requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity may be considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the VIE’s financial statements with its own. The Company determined that CFGH meets the requirements of a VIE effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial position and operations of CFGH have been consolidated with the Company for all periods presented.

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended September 30,
	2013	2012

Numerator: Net loss	$(345,691)	$(1,072,381)
Denominator: Weighted average number of common shares outstanding	312,649,052	282,697,797
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Nine Months Ended September 30,
	2013	2012

Numerator: Net loss	$(957,896)	$(3,041,730)
Denominator: Weighted average number of common shares outstanding	304,549,347	280,103,399
Basic and diluted net loss per common share	$(0.00)	$(0.01)

Common stock equivalents, consisting of options to purchase a total of 15,150,00 shares of common stock, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2013, which have resulted in an accumulated deficit of $31,042,888 as of September 30, 2013.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $2,980,355, and has relied on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2012, the Company raised a total of $1,420,793 through the sale of 16,729,278 shares of common stock at prices ranging from $0.05 to $0.165 per share, which funds have been used pay current obligations and to pay for the initial costs of development for its hospital disinfection system.  During the nine months ended September 30, 2013, the Company raised a total of $1,160,250 through the sale of 26,891,412 shares of common stock at prices ranging from $0.03 to $0.06 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2013, although there is no guarantee that these investors will purchase additional shares.  Certain of these investors have orally committed to continue to fund the Company’s projects on a monthly basis.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of September 30, 2013 and December 31, 2012.  The Company intends to contest the judgment when it is able to do so in the future.

Other Payables
As of September 30, 2013 and December 31, 2012, the Company has recorded other payables totaling $224,852 for past due amounts owing for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts are being recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term expired on June 30, 2012, and is now month-to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”). A lease for a second laboratory space for full scale room testing and a storage space also expired on June 30, 2012, and is now month-to-month with a monthly lease payment of $1,375 CD and $475 CD, respectively, plus the applicable GST.

The Company entered into a corporate office lease effective from January 1, 2012 through December 31, 2012 with monthly payments of $2,100.  The lease term was extended for another year, through December 31, 2013, with monthly lease payments increasing from $2,100 to $2,200.

NOTE 6     COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) options for 500,000 shares vested immediately on the date of grant, (ii) options for 500,000 shares vested in September 2012, the date certified by the Company as the date its hospital disinfection program completed its beta-testing, and (iii) the remaining options for 500,000 shares will vest on the date certified by the Company as the date that its disinfection process has been commercialized and a minimum of 50 units or devices have been sold to third parties.  During the three months ended September 30, 2012, options for 500,000 shares valued at $48,699 vested, and were recorded as part of general and administrative expenses. As of September 30, 2013, options for 500,000 shares had not yet vested.

In July 2010, the Company granted options for the purchase of 3,500,000 shares of common stock (of which 250,000 were cancelled in 2011) to certain board members and employees of the Company for services rendered.  These options are exercisable for five years from the date of grant at $0.20 per share, and the remaining options vested when the Company achieved commercial sales during the third quarter of 2012, resulting in $659,822 being recorded as part of general and administrative expense.

In September 2010, the Company granted options for the purchase of 250,000 shares of common stock to a consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable at $0.275 per share for five years from the date of grant and vested when the Company achieved commercial sales during the third quarter of 2012, resulting in $65,067 being recorded as part of general and administrative expense.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan and authorized up to 10,000,000 shares of common stock to be available for awards under the Plan.  On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the fair value of the common stock based on the price of the Company’s common stock reported on the OTC Bulletin Board on the date of grant.  In addition, certain officers, consultants and employees of the Company were awarded options for the purchase of an aggregate 1,050,000 shares of common stock at an exercise price of $0.23 per share.  The value of these options granted, totaling $1,057,600, was recognized as expense during the nine months ended September 30, 2012 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for services.  Options for 550,000 shares have vested and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.15 per share, and are exercisable for up to five years.  The value of these options granted was $153,997 in connection with which the Company recognized $69,300 during the nine months ended September 30, 2013.  As of September 30, 2013, options for the purchase of 550,000 shares have vested.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed and to be performed in the future.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The value of the options vested upon grant was $149,460, of which the Company recognized $49,322 and $100,138 during the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, all of the milestones were achieved and all of the shares vested.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 shares vesting immediately and the other 200,000 upon the achievement of certain milestones.  The value of these options granted was $22,075 of which the Company recognized $4,415 which was recorded as part of general and administrative expense during the three months ended September 30, 2013.

In August 2013, the Company granted options for the purchase of 100,000 shares of common stock to an employee for services already performed.  The options have an exercise price of $0.10 per share, and are exercisable for up to five years.  The value of the options vested upon grant was $8,830 which the Company recorded as part of general and administrative expense during the three months ended September 30, 2013.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	.75%	to	1.66%
Expected life			5 years
Expected volatility	138.3%	to	148.9%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2013, and for the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	17,300,000	$0.17
Granted	350,000	0.10
Expired/Canceled	(2,500,000)	0.05
Exercised	-	-
Outstanding, end of the period	15,150,000	0.19
Exercisable	14,000,000	$0.19

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $131,866 and $1,931,325 related to stock options was recorded for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company had various unvested outstanding options with related unrecognized expense of $135,657.  The Company will recognize this expense as these options vest over their remaining lives, which range from 11 to 59 months.

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During August and September 2013, the Company sold 5,000,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $300,000, or $0.06 per share.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS (continued)

During July, August and September 2012, the Company sold an aggregate of 5,233,333 restricted shares of common stock to 11 accredited investors for cash proceeds of $296,500 at prices ranging from $0.05 to $0.09 per share.

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

Wood Wyant Canada
In April 2013, the Company and Wood Wyant Canada (“Wood Wyant”), a subsidiary of Sanimarc Group, announced that Wood Wyant had become a National Hospital Distributor of AsepticSure® in Canada.  Wood Wyant serves Canada from 16 locations across all 10 provinces, providing both sales and service to the hospital market.  The Company delivered an initial order for five systems to Wood Wyant for proceeds totaling $375,000.  The Company has six more systems in production.

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

The term of the Services Agreement continues until the completion of the development and design projects contemplated by the Services Agreement, unless terminated earlier by either party in accordance with specific notices as outlined in the Services Agreement.  Deliverables include: (1) the pre-production prototype designed and manufactured to the Company’s specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company paid ADA as services were provided and were completed by December 31, 2012.  During the three and nine months ended September 30, 2012, the Company incurred expenses totaling approximately $49,000 and $157,000, respectively, for services provided under the Services Agreement, which expenses have been included in research and development expense.  No expenses under this contract were incurred during the three and nine months ended September 30, 2013.  ADA’s role as developer of the production AsepticSure® system is now complete.  ADA remains available to the Company on a limited basis as a consultant.

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of September 30, 2013 and December 31, 2012, the Company had payables of $234,572, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company and therefore have been classified as related parties.

NOTE 9     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2013 for potential accounting or disclosure in the accompanying financial statements, noting the following.  During October 2013, the Company sold 1,950,000 restricted shares of common stock to 5 accredited investors for cash proceeds totaling $97,500, or $0.05 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. and subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) had been in the development stage conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications through the second quarter of 2012.  During the third quarter of 2012, we emerged from the development stage as we began to sell our patented ozone disinfection system, AsepticSure®.

Recent Developments

We took delivery at the end of January 2013 of the first AsepticSure® system constructed by our new contract manufacturer, Transformix Engineering, located in Kingston, Ontario, Canada (“Transformix”).  Transformix delivered an additional four units from the initial build order during February 2013.  The units passed performance confirmation testing at our Innovation Park laboratories.  The build quality of the system appears to be very good.  We believe we now have a manufacturing source that is capable of meeting our anticipated production requirements.  Six additional systems are in the late stage of production and are scheduled for delivery in the fourth quarter of 2013.

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

In July 2013, Belleville General Hospital suffered an outbreak of MRSA (Methicillin-Resistant Staphylococcus Aureus) infections.  The hospital requested the help of Medizone in quelling the outbreak.  All of the rooms that had been quarantined due to the outbreak have now been disinfected with AsepticSure® and returned to service.  This disinfection process demonstrated the high level of safety of our AsepticSure® process in an operational hospital setting.  Comparing sampling results before and after the contaminated ward-rooms were treated, it appears to confirm 100% bactericidal kill was achieved (>6-log) for the pathogens involved. To date, we have not been made aware of any new re-infection issues in any of the rooms disinfected with AsepticSure in July.

               On October 8, 2013, the United States Patent and Trademark Office issued the Company US Patent Number 8,551,399 titled “Healthcare Facility Disinfecting System.”  Our Health Care patent application has now been granted in the United States, Canada and Singapore.  The application is also pending in the 38 member countries that are parties to the European Union (“EU”) Patent Treaty, as well as Korea, Japan, China, India, Brazil and Mexico.  We expect that this ruling by the US Examiner will prove favorable for us in connection with other pending applications. As an example, the application for our government variant of AsepticSure (designed for building remediation following biological attack), was originally challenged by the US Examiner, stating many of the same objections as originally stated for our Health Care application. Now that we've received a grant of the health care patent, we anticipate that the successful approach to overcoming those same objections for the government variant is likely to be accepted.

Results of Operations

Three Months Ended September 30, 2013 and 2012

During the third quarter of 2012, we exited the development stage as we commenced planned principal operations and had revenues of $150,000 with cost of revenues of $86,725.  During the quarter ended September 30, 2013, we had no revenues or cost of revenues. All of our revenues have been from the sale of AsepticSure® devices.

For the three months ended September 30, 2013, we had a net loss of $345,691, compared with a net loss for the three months ended September 30, 2012 of $1,072,381.  The reduction in net loss for the quarter ended September 30, 2013 compared to the same quarter of 2012, was due to lower research and development, general and administration expenses as well as significantly lower additional expense recorded as a result of options granted to directors, employees and consultants in 2012.  Our primary expenses are cost of manufacturing, payroll and consulting fees, research and development costs, office expenses and interest expense.

 For the three months ended September 30, 2013 and 2012, we incurred $263,385 and $932,872, respectively, in general and administrative expenses. The majority of these expenses include payroll, consulting fees and professional fees.  The decrease during the three months ended September 30, 2013 over the prior year comparable period was primarily the result of the expense associated with options granted to directors, employees and consultants in 2012.  The remaining general and administrative expenses include rent, office and travel expenses.

For the three months ended September 30, 2013 and 2012, we incurred $64,761 and $187,126, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development and significantly decreased from the prior year period as we have now commenced planned operations.

Principal amounts owed on notes payable totaled $310,334 and $298,536 as of September 30, 2013 and December 31, 2012, respectively.  Interest expense on these obligations during the three months ended September 30, 2013 and 2012 was $6,125 and $6,097, respectively. The applicable interest rates on this debt ranged from 7.75% to 10.00% per annum.

Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, we had a net loss of $957,896, compared with a net loss for the nine months ended September 30, 2012 of $3,041,730. Our primary expenses are payroll, consulting fees, research and development costs, office expenses, interest expense and any additional expense recorded as a result of options granted to directors, employees and consultants.  The reduction in net loss for the nine months ended September 30, 2013 compared to the same period in 2012, was due to an increase in revenues, lower operating expenses and significantly less expense from options granted to directors, employees and consultants in 2012.

For the nine months ended September 30, 2013 and 2012, we incurred $856,664 and $2,514,018, respectively, in general and administrative expenses. The primary decrease for the nine months ended September 30, 2013 compared to the same period in 2012, was the grant in 2012 of options to directors, officers and employees resulting in compensation expense of approximately $1,700,000.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the nine months ended September 30, 2013 and 2012, we incurred $184,643 and $546,054, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. The primary decrease for the nine months ended September 30, 2013 compared to the same period in 2012, was less research and development and prototype development costs as the Company commenced planned operations.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on the notes payable during the nine months ended September 30, 2013 and 2012 was $18,880 and $18,445, respectively. The applicable interest rates on this debt ranged from 7.75% to 10.00% per annum.

Liquidity and Capital Resources

As of September 30, 2013, our working capital deficit was $2,980,355, compared to a working capital deficit of $3,307,973 as of December 31, 2012. We have incurred significant losses from inception through September 30, 2013, which have resulted in an accumulated deficit of $31,042,888.  The stockholders’ deficit as of September 30, 2013 was $2,979,965, compared to $3,314,099 as of December 31, 2012.

In the third quarter of 2012, we emerged from the development stage.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $2,000,000 over the next 12 months for continuing research expenses, marketing, product manufacturing and related activities, as well as for general corporate purposes.

During the nine months ended September 30, 2013, we generated cash of $1,160,250 through the sale of 26,891,412 shares of common stock to 26 accredited investors at prices ranging from $0.03 to $0.06 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors, and there is no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed consolidated financial statements included in this report have been prepared on the assumption that the Company will continue as a going concern. There is substantial doubt that the Company will be able to continue as a going concern.  Through the date of this report, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates.

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

Any inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We did not have any inventory as of September 30, 2013.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934 (the Exchange Act). This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer concluded that as of September 30, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended September 30, 2013 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we sold an aggregate of 5,000,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $300,000, with a price of $0.06 per share. The purchasers of the shares were primarily current stockholders of, but not otherwise affiliated with, the Company. There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds are being used for general operating expenses and the continuing development of the AsepticSure® hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(a)(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

October 31, 2013