Form 10-K
period 2013-12-31
MEDIZONE INTERNATIONAL INC
filed 2014-02-28
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $33,364,828, computed by reference to the average bid and asked price of the common stock on such date of $0.12 per share.

There were 323,055,496 shares of the registrant’s common stock outstanding as of February 28, 2014.

Documents incorporated by reference.  None

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2013

PART I
Item 1.  Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Medizone,” “Company,” “we,” “us,” and “our” in this document refer to Medizone International, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

In this Annual Report on Form 10-K, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Medizone,” “AsepticSure®” and the stylized “Medizone,” “O3” and “AsepticSure®” logos.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

Introduction

We have been a development stage company conducting research into the use of an ozone-based room disinfection system for hospitals, long-term care facilities and other critical infrastructure.  During 2012, we emerged from the development stage as we began to sell our patented ozone disinfectant system, AsepticSure®.  In the AsepticSure® system, oxygen atoms are misted into the environment with a hydrogen peroxide vapor.  The AsepticSure® formula creates Trioxidane, which separates our system from other ozone systems.  AsepticSure® has repeatedly demonstrated a 6-log (99.9999%) bactericidal kill inside an enclosed space without residual damage to the room contents.

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

We expect our unique ozone generating technologies will play a vital role in addressing what public health officials and surgeons world-wide are beginning to recognize as “the silent epidemic” (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), a reference to Methicillin-resistant Staphylococcus aureus (“MRSA”) infection. This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal. According to the AAOS Study, “the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995.  In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.” Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has recently been identified by several world renowned public health institutions, including the United States Centers for Disease Control or “CDC” (“CDC Report,” 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol. 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States. We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections exceed 100,000 per year.

In response to this situation, we have developed AsepticSure®, a highly portable, low-cost, ozone-based technology specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, intensive care units and other enclosed spaces such as gym locker rooms, laboratories and veterinary clinics. Since this technology is not considered a medical treatment or a diagnostic device, its development pathway is not subject to a stringent and expensive regulatory review process. We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence. Our team is also developing a variant of AsepticSure® for governmental use with bio-terrorism countermeasures.

We took delivery at the end of January 2013 of the first AsepticSure® system constructed by our new contract manufacturer, Transformix Engineering, located in Kingston, Ontario, Canada (“Transformix”).  Transformix delivered an additional four units from the initial build order during February 2013.  The units passed performance confirmation testing at our Innovation Park laboratories.  The build quality of the system appears to be very good.  Six additional systems were delivered during December 2013.  We believe that Transformix is capable of meeting our anticipated production requirements.

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

In January 2013, we completed successful safety and preliminary operational trials of the AsepticSure® system at the Belleville General Hospital site of Quinte Health Care in Canada.  Belleville General is a medium-sized community hospital affiliated with Queen’s University in Ontario, Canada.  In collaboration with Contamination Control Company (C3), an Ontario-based provider of AsepticSure® services in Canada, we believe that these trials unequivocally demonstrate the safety and ease of operation of the AsepticSure® disinfection system in a functioning health care setting.  During the tests, the turnaround time for disinfection and reoccupation of the hospital rooms was less than 90 minutes.

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

In June 2013, Quinte Health Care’s Belleville General Hospital in Ontario, Canada suffered a severe outbreak of MRSA on a 14-bed ward.  According to Dr. Dick Zoutman, Chief of Staff for the hospital, “On average we have had one or two new MRSA cases per month on the ward. This is in keeping with averages being reported within the health care system nationally. In June we noted a rapidly spreading MRSA problem on the ward that reached seven rooms over a short period of time.”  At that time, the hospital began using the AsepticSure® room disinfection system.  The results were immediate, and all traces of MRSA were immediately and entirely eliminated from the ward, based on cultures of 120 surfaces of the treated rooms conducted before and after the AsepticSure® system was used. The longer term effects of the treatments were not fully appreciated until a six-month follow up had been completed in January 2014.  Results of the follow up indicated that the AsepticSure® treated rooms remained free of MRSA and no further cases of MRSA were noted on the ward.

In addition to full room disinfection, all support equipment associated with each contaminated room was also disinfected using AsepticSure® as well in virtually eliminating MRSA from the ward. These mobile pieces of patient care equipment are notoriously hard to clean by hand.  The ease of the use of AsepticSure® was also noted in the process.  We believe that our experience in the practical application of AsepticSure® at Quinte Health Care Belleville General Hospital demonstrates a new standard for clean hospitals and will lead to saving thousands of lives, while reducing the overall cost of hospital care by avoiding the cost of treating these largely preventable infections.  It is estimated by the CDC to cost approximately $25,000 per new infection."

On October 8, 2013, the United States Patent and Trademark Office (“U.S. PTO”) issued U.S. Patent Number 8,551,399 titled “Healthcare Facility Disinfecting System.”  Our healthcare patent application has now been granted in the United States, Canada and Singapore.  An application is also pending in the 38 member countries that are parties to the European Union (“EU”) Patent Treaty, as well as Korea, Japan, China, India, Brazil and Mexico.

While our intention is to expand distribution in the North American market first, we have already undertaken significant seed work with potential corporate distribution partners in Europe, parts of Asia and Brazil.  Distribution into those markets is not anticipated to commence until after we have more fully developed distribution into the North American market.  In the United States, we have experienced increasing levels of interest from hospital administrators and infectious disease experts within hospitals. Many have contacted us directly following their review of the results of our experience at Belleville General Hospital.  We expect that we will be able to sell devices directly to hospitals as a result of this interest and that this will help us penetrate the United States market more quickly than if we are required to establish other distribution channels.  We continue to explore potential distributor arrangements and expect that may become another means of distribution as demand for AsepticSure® grows.

Recent Developments

In January 2014, the U.S. PTO issued U.S. Patent Number 8,636,951 titled “Bio-Terrorism Counteraction Using Ozone and Hydrogen Peroxide.”  We believe we now have significant intellectual property protection in place for both the health care related applications of our technology, and the government variant.  We believe this protection positions us strongly for market entry into the United States.

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

CFGH may not contract for research or other services on our behalf without our prior approval.  In addition, our understanding with CFGH provides that all intellectual property, including but not limited to, scientific results, patents and trademarks that are derived from work done on our behalf or at our request by CFGH or parties contracted by CFGH with our prior approval will be our sole and exclusive property.

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

Regulatory Affairs

The regulatory arm of Health Canada has given us an opinion letter stating that our AsepticSure® disinfection system will not be regulated in Canada as a disinfectant, as there is no surface residual following room treatment.  In addition, AsepticSure® will not be regulated in Canada as a medical device.  As a result of this very favorable ruling, we began marketing AsepticSure® in the Canadian market during 2013.

New Zealand regulatory authorities have taken a similar position to the Canadian authorities, making New Zealand the second country in which we are authorized to sell the AsepticSure® hospital disinfection system.

We anticipate that the United States will become the third country approving the sale of AsepticSure®.  As expected by our development and regulatory team, the United States Food and Drug Administration (“FDA”) has ruled that AsepticSure® is a Class I medical device (Code LRJ, Class I Disinfectant, Medical Devices; covered under 880.6890 General Purpose Disinfectants).  This is the lowest and safest medical device class. According to FDA 21 CFR Parts 862-892, the technology is exempted from pre-market authorization, so FDA approval need only be sought when the technology is mature, validated and market-ready.

Interaction with both the FDA and Environmental Protection Agency (“EPA”) in the United States has progressed well and we currently anticipate obtaining approval for sale into the United States market early in 2014.  The EPA allows the use of ozone with no reporting or record keeping requirements.  The FDA approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The U.S. Department of Agriculture (“USDA”) approved ozone as organic under the USDA Organic Rule in 2000.

In certain applications, ozone may be considered a pesticide used for decontamination (as would be the case in anti-terrorism applications).  In that event, submission of safety and effectiveness data may be required. The precedent technology is vaporized hydrogen peroxide.  The EPA may be most interested in bactericidal and sporicidal activity and ozone destruction and residual ozone levels.  According to our data, residual ozone levels achieved are a safe level of <0.02 ppm.  As a result, we do not anticipate any EPA-related regulatory issues.

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

The manufacturing and marketing of our AsepticSure® system is subject to the standards of Good Manufacturing Practices. We do not anticipate any difficulty or unreasonable expense in meeting these standards.

Intellectual Property

Trademarks

We have developed and we use trademarks in our business, particularly relating to our corporate and product names.  We own one trademark that is registered with the U.S. PTO and we have filed an application on another.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have registered the mark AsepticSure® as a trademark for the system with the U.S. PTO.  The mark is used to describe a portable decontamination and disinfection system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE.  We intend to register additional trademarks in countries where our products are or may be used or sold in the future.  Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Trade Secrets

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

Patents

Original Patents.  In addition to the patent applications filed in connection with our AsepticSure® system described below, in prior years we filed patent applications and were issued patents related to our original ozone technologies, as follow:

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

AsepticSure® Patents.  On July 6, 2009, we filed U.S. patent application (US 61/223,219) entitled “Healthcare Facility Disinfecting System” for the AsepticSure® technology.  This patent application has now been granted in Singapore, Canada and the United States.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

During the third round of trials, additional technologies were added to the AsepticSure® system, each having their own antimicrobial effects, which in combination, were shown not to be additive, but multiplicative.  The unprecedented results obtained of 6-log reductions or greater with all Healthcare Associated Infection (“HAI”) associated pathogens provided us with valuable inventive information that resulted in a second patent filing made on January 20, 2010.

This second patent filing (U.S. patent application US 61/295,851) was made to protect improvements in our basic procedure and protocol achieved by combining it with another procedure, resulting in a significant increase in disinfecting capabilities demonstrated during the third round of laboratory trials against a wide variety of bacteria and on a range of different surfaces commonly found in healthcare and other essential facilities.  Both patent applications currently afford international protection for this technology, and can be expanded into full international patent applications, in countries of our choice.

On July 5, 2010, we filed an international patent application (PCT/CA 2010/000998) under the auspices of the Patent Co-operation Treaty (“PCT”) to secure international patent protection for our AsepticSure® technology.  The international patent application consolidates the two previously filed patent applications described above and expands the technical evidence, both laboratory scale and practical scale, supporting the effectiveness of the technology in clearing healthcare and other critical infrastructure of bacterial infections such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE down to complete sterilization standards. After the international patent application has been searched and examined by the International Patent Office authorities, we can register it in any or all countries of the world that have ratified the PCT (over 120 countries, which include all major industrialized countries except Taiwan), and secure grant of patents on the application in countries of our choice.

During September 2010, we filed an additional international patent application (PCT/CA2010/001364) covering recent developments in our variant of AsepticSure®, designed for government use in bio-terrorism countermeasures.  (The U.S. patent (US 8,636,951) was granted on January 28, 2014, entitled Bio-Terrorism Counteraction Using Ozone and Hydroperoxide.)

An additional U.S. provisional patent application (US 61/380,758) was filed covering the use of AsepticSure® in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Also during September 2010, we filed a U.S. provisional patent application (US 61/380,825) covering the use of AsepticSure® for disinfecting sports equipment and training facilities including those associated with professional, college and high school level teams.  Recent investigations indicate a broad range of bacteria at high concentration actually resides within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold.

During September 2010, we filed U.S. provisional patent application (US 61/380,763) entitled “Combating Insect Infestations.” Additional research is needed to prove the effectiveness of the AsepticSure® technology with this application.  A related application was filed under the PCT on September 20, 2011 (PCT/CA2011/050576).  Based on results thus far produced at both Purdue University and from within our own laboratories at Innovation Park, Queen’s University, it appears AsepticSure® is capable of eradicating both bed bugs and their larvae in one treatment.  However, results using the same formula as that used to kill bacteria and viruses take approximately 37 hours to achieve.  On-going research using revised treatment formulas is now underway in an effort to decrease the overall treatment time required for 100% kill with a single treatment.

During late September 2010, we filed a fourth U.S. provisional patent application (61/384,495) involving “Advanced Oxidative Sterilization Processes.”  In conjunction with this filing, we are now exploring a new development in the field of oxidative chemistry which we estimate will have a significant impact on our future technology and the ease with which we can effectively decontaminate equipment, surfaces and space in hospitals, chronic care facilities, veterinary facilities, hotels, cruise ships, and sports facilities.  Our research to date demonstrates that the combination of modest levels of ozone and low concentrations of peroxide, properly delivered at the right temperature and humidity, will reliably eliminate bacteria loads of at least 6 logs (sterilization standard) on a broad range of surface materials. Research is now underway at our laboratories on a parallel track with our hospital beta-testing program to evaluate the merits of a multifactorial decontamination system which appears to further increase the potency of our AsepticSure® technology, while dramatically reducing the exposure time, both of which are believed to have significant implications for certain applications.  Research has confirmed that combining low concentrations of ozone and hydrogen peroxide produces a unique highly potent free radical in the polyoxide family known as Trioxidane.  It is this combination when introduced into a contaminated space at a specific humidity and temperature that generates green killing power unique to AsepticSure®.  The degradation products of this process are water and oxygen, so AsepticSure® can be highly efficacious yet friendly to the environment.  This advanced process is protected in our issued patents and our patent applications.

On November 22, 2011, our Canadian national patent application for our foundational patent was approved (Canadian Patent No. 2735739).  International application filings of that issued patent are now being processed in Mexico, Japan, Korea, China and the 38 member countries of the EU Patent Treaty, including the United Kingdom.  A patent was issued in Singapore after December 31, 2012.

In January 2012, we also received a formal report from the PCT Examiners on both our Medical Countermeasures Application and our application for treating pests such as bed bugs.  The Examiners reported they had found no prior art of which we were not previously aware.  In respect to both cases all claims have been ruled to “possess both novelty and inventive step, so they can proceed without further amendment or argument.”

On October 8, 2013, the U.S. PTO issued U.S. Patent Number 8,551,399 entitled “Healthcare Facility Disinfecting System.”  Our healthcare patent has now been granted in the United States, Canada and Singapore.  An application is also pending in the 38 member countries that are parties to the EU Patent Treaty, as well as Korea, Japan, China, India, Brazil and Mexico.  We expect that this ruling by the US Examiner will prove favorable for us in connection with other pending applications.  As an example, the application for our government variant of AsepticSure® (designed for building remediation following biological attack), was originally challenged by the US Examiner, stating many of the same objections as originally stated for our Health Care application. Now that we've received a grant of the health care patent, we anticipate that the successful approach to overcoming those same objections for the government variant is likely to be accepted.

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

Employees

As of December 31, 2013, we had four full-time employees.  We also engage the services of over 10 part-time consultants.

Additional Available Information

We maintain executive offices and principal facilities at 4000 Bridgeway, Suite 401, Sausalito, California 94965.  Our telephone number is (415) 331-0303.  We maintain a World Wide Website at http://medizoneint.com.  The information on our website should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov.

Item 1A.  Risk Factors

Forward-Looking Statements and Certain Risks

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  We have incurred significant losses since inception, which resulted in an accumulated deficit of $31,421,984 as of December 31, 2013.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology.

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

Our business may subject us to the potential for product liability claims. Although we intend to insure for this liability, the claims might in some cases exceed the amount of coverage available to us.  The testing, marketing, sale and use of medical or clinical products and other products using our technology involve unavoidable risks. The use of any of our potential products in clinical or other tests or as a result of the sale of our products, or the use of our technology in products, may expose us to potential liability resulting from the use of such products. That liability may result from claims made directly by consumers or by regulatory agencies, companies or others selling such products. We currently have product liability insurance coverage.  We anticipate maintaining appropriate insurance coverage as products continue to be manufactured.  We cannot assure that the insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against all potential liability.  The obligation to pay any product liability claim in excess of insurance coverage or the recall of any products incorporating our technology could have a material adverse effect on our business, financial condition and future prospects.

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

Market Risks

There is only a volatile, limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the Over-the-Counter (“OTC”) Bulletin Board.  During the year ended December 31, 2013, the common stock traded on the OTC Bulletin Board from a high closing price of $0.17 to a low of $0.06 per share.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock.  With the low price of our common stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.  We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management's attention.  We also are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and likely will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results.  In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our common stock is subject to the “Penny Stock” rules of the SEC.  The trading market for our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Item 2.  Properties

Our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease term runs through December 31, 2014 with monthly lease payments of $2,300.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term is month-to-month with a lease payment of $1,375 Canadian Dollars (“CD”) plus the applicable goods and services tax (“GST”).  A second laboratory space for full scale room testing and a storage unit are also leased on a month–to-month basis with lease payments of CD$1,375 and CD$475, respectively, plus the applicable GST.  We estimate that our current facilities are sufficient to meet our needs for the next 12 months.

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

Several years ago, a former consultant brought an action against the Company styled Rakas vs. Medizone International, Inc., in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and ordered that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of December 31, 2013 and 2012.  The Company intends to contest the judgment when it is able to do so in the future.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board market under the symbol MZEI.OB.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the OTC market, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter Ended March 31	$0.27	$0.18
Second Quarter Ended June 30	$0.20	$0.14
Third Quarter Ended September 30	$0.16	$0.12
Fourth Quarter Ended December 31	$0.12	$0.07

Fiscal Year 2013
First Quarter Ended March 31	$0.11	$0.08
Second Quarter Ended June 30	$0.17	$0.07
Third Quarter Ended September 30	$0.14	$0.08
Fourth Quarter Ended December 31	$0.10	$0.06

Holders

As of December 31, 2013, we had approximately 2,500 holders of record of our common stock and 322,055,496 shares of common stock outstanding.

Dividend Policy

We have had minimal revenues to date, and we have never declared dividends or paid cash dividends on our common stock.  In the future, if we become profitable, our Board of Directors has stated its intention to declare a dividend from our surplus earnings.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

We did not purchase any of our own securities during the year ended December 31, 2013.

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company.

During October 2013, we sold 1,950,000 restricted shares of common stock to five accredited investors for cash proceeds totaling $97,500, or $0.05 per share.

During December 2013, we sold 4,442,857 restricted shares of common stock to six accredited investors for cash proceeds totaling $155,500, or $0.035 per share.

During January and February 2014, we sold 1,000,000 restricted shares of common stock to two accredited investors for cash proceeds totaling $50,000, or $0.05 per share.

These sales were made without registration under the Securities Act in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and related SEC regulations promulgated thereunder.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We were incorporated in January 1986.  Until 2012, we operated as a development stage company primarily engaged in research into the medical uses of ozone.  Our current work is in the field of hospital disinfection, not human therapies.  During the year ended December 31, 2012, we generated our first significant revenues from the sale of our AsepticSure® hospital disinfection system.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

For the year ended December 31, 2013, we had a net loss of $1,336,992, compared to a net loss for the year ended December 31, 2012 of $3,343,694.  The primary reason for the significant decrease in the net loss from the prior year is the issuance of restricted common stock and options to directors, officers, employees and consultants during 2012, which resulted in recognition of additional compensation expense as discussed below.  Our primary expenses are payroll and consulting fees, research and development expenses, office expenses, interest expense and compensation expense recorded as a result of our issuance of restricted common stock and the grant of stock options.  Net loss per common share was ($0.00) and ($0.01) per share for 2013 and 2012, respectively.

During 2012, we exited the development stage as we commenced planned principal operations.  During the years ended December 31, 2013 and 2012, we delivered units and finalized sales totaling $379,554 and $225,000 with related cost of goods sold totaling $239,410 and $144,404, respectively.  As of December 31, 2013, we hold deposits totaling $30,000 for units to be delivered in 2014.

General and administrative expenses for 2013 were $1,125,681, compared to $2,726,989 for 2012.  The majority of these expenses include payroll and consulting fees, professional fees, director fees, and performance bonuses.  The significant decrease from the prior year was primarily due to the fact that we recognized approximately $1,700,000 of expense for 2012 from the issuance of restricted shares of common stock for services performed by our directors, officers and employees.  Our remaining general and administrative expenses include rent, office, and travel expenses.

Research and development expenses for 2013 were $278,280, compared to $635,685 for 2012.  We incur less research and development expenses, as a result of less need for prototype development, consulting, and other research activities.  Research and development expenses include prototypes, consultant fees, interface development costs, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $295,496 as of December 31, 2013, and $298,536 as of December 31, 2012.  Interest expense on these obligations totaled $23,655 for 2013 and $24,425 for 2012.  The applicable interest rates on this debt ranged from 4% to 10% per annum.

At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production.  We currently anticipate we will have delivered or have on order approximately 40 units by the end of 2014.

Liquidity and Capital Resources

As of December 31, 2013, our working capital deficiency was $3,333,251 compared to $3,532,825 as of December 31, 2012.  The total stockholders’ deficit as of December 31, 2013, was $3,107,800 compared to $3,314,099 as of December 31, 2012.

During 2012, we emerged from the development stage and began to generate revenues with the sale of our AsepticSure® disinfection system.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further the ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $1,500,000 during the next 12 months for continued production manufacturing and related activities, research, development, marketing activities, as well as for general corporate purposes.

During 2013, we raised a total of $1,413,250 through the sale of 33,284,269 shares of common stock at prices ranging from $0.03 to $0.06 per share.  We used the proceeds from these sales to keep current in our reporting obligations under the Exchange Act and to pay certain other corporate obligations including the costs related to sales of our hospital disinfection system.  Subsequent to December 31, 2013, through the date of this report, we have raised a total of $50,000 through the sale of 1,000,000 shares of common stock at a price of $0.05 per share.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued three Accounting Standard Updates (“ASU”); namely, ASU No. 2011-05, ASU No. 2011-12, and ASU No. 2013-02, which amend guidance for the presentation of comprehensive income (loss) and require additional disclosures for reclassifications out of accumulated other comprehensive income (loss). The amended guidance requires an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate, but consecutive statements. The option to report other comprehensive income (loss) and its components in the statement of stockholders’ equity (deficit) has been eliminated. Although the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under existing guidance. We adopted these ASUs using one continuous statement for the years presented.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ deficit or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Outlook

The following discussion is intended to provide a brief overview of management’s plans moving forward with our AsepticSure® product line as we continue our transition from research and development to production and sales.  The achievement of these plans is subject to risks.  Those risks include, but are not limited to the results of ongoing clinical studies, economic conditions, product and technology development, production efficiencies, product demand, the existence of competitive products, an increasingly competitive environment for our technologies, successful testing and government regulatory issues as well as the outcome of various relationships with other companies that are still in the development stage at the time of filing of this report.

The AsepticSure® production design targets a lead-free, high level green content and system design intended to be globally acceptable to the most stringent regulatory and import licensing bodies.  Our original market penetration plan initially targeted North America exclusively.   However, that could be subject to change if market demand from other sectors, such as Asia, justifies an earlier expansion into those regions than originally planned.  In any case, should we decide to pursue sales outside of North America this year, we expect that this would not occur until the latter half of the year.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes are set forth beginning on page 27 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 3, 2012, we dismissed HJ Associates & Consultants, LLP (“HJA”) as our independent registered public accounting firm. The Company has no audit committee.  The decision to change accountants was made by our Board of Directors.

On December 3, 2012, we engaged Tanner LLC (“Tanner”) as our new independent registered public accounting firm. The appointment of Tanner was approved by the Board of Directors.  During the year ended December 31, 2011, and the subsequent period through December 3, 2012, we did not consult with Tanner on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our consolidated financial statements, and Tanner did not provide either a written report or oral advice to the Company that was an important factor considered by our Board of Directors in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992), or the COSO criteria.  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of December 31, 2013 were effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2013.

Name	Age	Position
Edwin G. Marshall	71	Chairman of the Board, Chief Executive Officer
Richard G. Solomon	71	Director
Daniel D. Hoyt	74	Director
Michael E. Shannon	65	Director, President, and Director of Medical Affairs, President of CFGH
Thomas E. Auger	44	Chief Financial Officer

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

Daniel D. Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 37 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. From June 1996 until June 2010, Mr. Hoyt was the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.  He also serves on the Development Board of the Indiana University Simon Cancer Center (since January 2000) and is the Vice-Chair of the Board of the St. Vincent Foundation in Indianapolis, Indiana.

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008 and President of the Company in 2011.  He also serves as Director of Medical Affairs.  Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 27 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada.  He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office, his assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3) based research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon has served as the Senior Medical Advisor to the Company since 2002. In August of 2008, he accepted a position on the Board of Directors of the Company and assumed responsibility for Medical Affairs. In October 2008, he was also appointed the President of CFGH.

Thomas (Tommy) E. Auger joined us as our Chief Financial Officer in December 2010.  Since August 2010, Mr. Auger has been engaged as a consultant on accounting and financial operations for private companies and senior management.  From August 2008 until August 2010, he was the Chief Financial Officer of Red Ledges Land Development, Inc., a private developer of recreational and vacation properties in Utah.  From September 2004 until August 2008, he was vice president of finance and administration for Talisker Corporation, a private company engaged in developing, owning and operating recreation properties and resorts in North America.  From 1994 until 2004, Mr. Auger was an accountant with the international accounting firms Deloitte and Touche (1994-1995), KPMG LLP (1995 to 1999 and 2002 to 2004) and Arthur Andersen (1999 to 2002).  Mr. Auger is a CPA licensed in Utah and Oklahoma and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants (“UACPA”).  He is a member of the UACPA Leadership Council, and also served as committee chair of the ProNet council for many years.  He received an MS in Accounting in 1994 and a BS in Accounting in May 1993 from Oklahoma City University.

New Director

Subsequent to December 31, 2013, the Board of Directors voted to enlarge the board of directors of the Company and appointed David Esposito, age 45, to serve as an independent director in the newly created position.  Mr. Esposito, is the Managing Partner of Harvest Time Partners, Inc., which develops and provides resources to support and encourage individuals, families, and organizations to reach their full potential in an increasingly complex and uncertain world.  From 2011 to 2013, Mr. Esposito was Vice President, Commercial Operations, at Thermo Fisher Scientific.  Before joining Thermo Fisher Scientific, he was President and General Manager of Phadia US Inc., a specialty diagnostics company from 2009 until its acquisition by Thermo Fisher Scientific in 2011.  He was employed in various positions by Merck & Co., Inc. from 1996 to 2009, including stints as Executive Director of the Respiratory Marketing Team (2006-2007), New Commercial Model (2007-2008), and US Commercial Strategy (2008 – 2009).  He was a combat infantry officer (Lt., US Army Infantry, 101st Airborne Division) from 1990-1993 and served in Operation Desert Storm in 1991, where he was awarded the Bronze Star Medal for combat action in Iraq. He received a BS degree in civil engineering at the United States Military Academy (West Point), and an MBA from Syracuse University.  He also completed an executive education program, Competitive Marketing Strategy Program, at The Wharton School (University of Pennsylvania).

The Board granted stock options to Mr. Esposito at the time of his appointment as follows:  (1) an option to purchase 1,000,000 shares of common stock, vested one year from the date of grant (February 26, 2015); and (2) an option to purchase 1,000,000 shares of common stock to vest as certain milestones are met by the Company in the commercialization of the AsepticSure® system.  Unvested options would vest immediately in the event of a change in control of the Company.  All options are exercisable at a price of $0.1095 per share, the price of the Company’s common stock at the close of business on the date of grant (February 26, 2014).

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board of Directors establishes policy and provides strategic direction, oversight, and control of the Company.  The Board of Directors met two times during the year ended December 31, 2013. All directors participated in all of the meetings held by the Board of Directors.  The Board of Directors has no standing audit, compensation, nominating or other committees.

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

No Board Committees

As of the date of this report, our Board of Directors does not have a standing Audit Committee.  Having emerged at the end of 2012 from the development stage and commencing to generate revenue through the sale of our hospital disinfecting system, we intend to establish an Audit Committee of the Board of Directors during the next few years.  This committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of an independent registered public accounting firm to audit our consolidated financial statements and to review our accounting principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent registered public accounting firm, including their recommendations to improve internal controls.  The Audit Committee would at all times be composed exclusively of directors who were, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and U.S. GAAP.

As of the date of this report, we do not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors during the next few years.  Once established, the Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

As of the date of this report, we do not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors during the next year to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders, fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Item 11.  Executive Compensation

The following table summarizes information concerning the compensation of our Chief Executive Officer (principal executive officer) during the years ended December 31, 2013 and 2012, and our two other highest paid executive officers for services rendered in all capacities with the principal executive officer collectively, the “Named Executive Officers” who were serving in such capacities as of December 31, 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option awards ($)	Total ($)
(a)	(b)	(c)	(e)	(f)

Edwin G. Marshall (1) (2)	2013	$195,000	$-	$195,000
Chairman and Chief Executive Officer	2012	$195,000	$209,426	$404,426

Michael E. Shannon (3)	2013	$233,245	$-	$233,245
Director of Medical Affairs	2012	$237,875	$209,426	$447,301

Tommy E. Auger (4)	2013	$60,000	$-	$60,000
Chief Financial Officer	2012	$60,000	$52,356	$112,356

(1)
No Stock Awards were made during these periods and therefore Column (d) is omitted from this table.  One other cash payment of $9,149 was made during 2013 related to accrued wages for a prior period.  No other cash payments were made or accrued during the years indicated. Amount in column (e) represents the fair value on the date of grant of compensation paid Mr. Marshall in the form of stock options granted as compensation for Mr. Marshall’s service as a member of our Board of Directors (see “Director Compensation” following this section).  Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife) were $82,000 and $67,000 in 2013 and 2012, respectively. Those payments are not included in the table.

(2)
Aggregate accrued and unpaid wages owed Mr. Marshall for prior periods as of December 31, 2013, totaled $1,065,189. Aggregated accrued and unpaid wages and consulting fees owed to Dr. Jill Marshall for prior periods as of December 31, 2013, totaled $441,583.

(3)
Dr. Shannon is President of Medizone and of CFGH, and serves as the Director of Medical Affairs and President of the Company. His salary (column (c)) is paid by CFGH in CD.  Base salary is CD$240,000 per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year.  The average exchange rate for 2013 was 0.971855.  The average exchange rate for 2012 was 0.991147.  Column (e) represents the fair value on the date of grant of compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”).  Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2013.

(4)
Mr. Auger became our Chief Financial Officer on December 30, 2010.  Mr. Auger’s services are provided to the Company under a consulting agreement.  The fee paid to Mr. Auger was $60,000 for both 2013 and 2012.  Column (e) represents the fair value on the date of grants of options granted by the Company in 2012 to Mr. Auger to purchase 250,000 shares of common stock at an exercise price of $0.23 per share.  These options are fully vested.

We do not have any written employment agreements with any employee. Our Board of Directors does not have a compensation committee or audit committee.  The Board of Directors determines matters concerning the compensation of executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2013, and that such filings were timely.

Outstanding Equity Awards as of Fiscal Year-End 2013

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2013 (no Stock Awards were outstanding as of December 31, 2013):

	Option Awards
Name (a)	Number of securities underlying unexercised options (#) exerciseable (b)	Number of securities underlying unexercised options (#) Unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Edwin G. Marshall Principal Executive Officer	2,000,000	-	-	Various	Various
Michael E. Shannon President	4,500,000	-	-	Various	Various

Director Compensation

The following table summarizes the compensation paid during the year ended December 31, 2012 to our directors.  During 2013 there was no cash compensation paid to our directors.  Also, we made no stock awards and we paid no non-equity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation to the directors; those columns are therefore omitted from the table.

Name (a)	Option awards ($) (d)	Total ($) (h)
Daniel D. Hoyt	$209,426	$209,426
Edwin G. Marshall	$209,426	$209,426
Michael E. Shannon	$209,426	$209,426
Richard G. Solomon	$209,426	$209,426

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables contain information as of February 26, 2014 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5% of our voting securities based solely on the Company’s review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this report holding office on the Table Date, and (4) all executive officers and directors as a group.  As of the Table Date, 323,055,496 shares of the Company’s common stock were issued and outstanding.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	14,982,597	4.5%
Common Stock	Richard G. Solomon, Director (3)	14,445,202	4.3%
Common Stock	Daniel D. Hoyt, Director (4)	10,001,988	3.0%
Common Stock	Michael E. Shannon, Director (5)	6,989,000	2.1%
Common Stock	Tommy E. Auger, Chief Financial Officer (6)	400,000	*
Common Stock	David A. Esposito, Director (7)	-	*
Common Stock	All Officers and Directors As a Group (6 persons) (8)	46,818,787	14.1%
 ___________

* Less than one percent of the issued and outstanding common stock.

(1)	Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

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

(3)
Amount indicated includes (i) 5,976,701 shares held directly by Mr. Solomon, (ii) 42,000 shares held by immediate family members of Mr. Solomon, (iii) 7,426,501 shares held by Solomon Family Trust, an entity of which Mr. Solomon is a trustee, and (iv) 1,000,000 shares issuable upon the exercise of options held by Mr. Solomon that have vested.

(4)	Includes 8,501,988 shares owned directly by Mr. Hoyt and 1,500,000 shares subject to purchase under options that have vested.

(5)	Includes 2,489,000 shares owned of record and 4,500,000 shares subject to purchase under options that have vested.

(6)	Options to purchase 400,000 shares of common stock that have vested.

(7)	Does not include unvested options for the purchase of 2,000,000 shares of common stock granted February 26, 2014.

(8)	Based on a total of 323,055,496 shares outstanding at Table Date plus 9,900,000 shares that may be issued upon the exercise of options that have vested.

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

In February 2012 and December 2013, Richard Solomon, a director of the Company, purchased 1,000,000 and 342,857 shares of common stock, respectively, from the Company in a private placement at the offering price of $0.10 and $.035 per share, respectively, or an aggregate purchase price of $112,000 paid in cash to the Company.  Mr. Solomon’s purchase of these shares was on the same terms and conditions as those applicable to purchases made by unaffiliated investors in the private placement.

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

Our Board of Directors has determined during the year ended December 31, 2013 that Mr. Hoyt and Mr. Solomon were “independent” in accordance with standards for independence set forth in SOX.  There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the Board of Directors under the applicable independence definitions in determining that Messrs. Hoyt and Solomon are independent.

Item 14.  Principal Accounting Fees and Services

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

Prior to the performance of any services, the Board of Directors approves all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor.  Although the SOX Act permits the audit committee of a board of directors to pre-approve some types or categories of services to be provided by the independent registered public accounting firm, in the absence of an audit committee, it is the current practice of our Board of Directors to specifically approve all services provided by the independent registered public accounting firm in advance, rather than to pre-approve any type of service. In connection with this practice, the Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the independence of Tanner.

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries, other than as the Company’s independent registered public accounting firm or in connection with certain other activities, as described below.

Services

Tanner performed services consisting of the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2013 and 2012.  Tanner did not perform any financial information systems design and implementation services for the Company.

The following table summarizes the audit (both 2013 and 2012) and quarter review (2013 only) fees that were paid to Tanner by the Company for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Audit Fees	$25,500	$12,500
Audit Related Fees	-	-
Tax Fees	2,100	2,000
All Other Fees	-	-
Total Fees	$27,600	$14,500

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(2)           Schedules – None

(3)           Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(ii)	Bylaws (1)
10(a)	Letter of Understanding (4)
10(b)	Termination of Joint Venture (5)
10(c)	Stock Purchase Agreement (6)
21	Subsidiaries of Registrant (7)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

MEDIZONE INTERNATIONAL, INC.

Dated: February 28, 2014	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2014
Edwin G. Marshall

/s/ Michael E. Shannon	President and Director	February 28, 2014
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	February 28, 2014
Daniel D. Hoyt

/s/ Richard G. Solomon	Director	February 28, 2014
Richard G. Solomon

/s/ David A. Esposito	Director	February 28, 2014
David A. Esposito

/s/ Tommy E. Auger	Chief Financial Officer (Principal Accounting	February 28, 2014
Tommy E. Auger	and Financial Officer)

EXHIBITS TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013
Exhibits Filed Herewith

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medizone International, Inc.

We have audited the accompanying consolidated balance sheets of Medizone International, Inc. and subsidiaries (collectively, the Company) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders’ equity.  Additionally, the Company has minimal cash and negative working capital as of December 31, 2013.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
February 28, 2014

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,
	2013	2012
Current Assets:
Cash	$81,856	$12,456
Inventory	265,234	45,548
Prepaid expenses	33,085	118,344
Total Current Assets	380,175	176,348
Property and Equipment, Net	1,616	5,964
Other Assets:
Trademark and patents, net	219,563	208,490
Lease deposit	4,272	4,272
Total Other Assets	223,835	212,762
Total Assets	$605,626	$395,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$477,563	$453,885
Accounts payable – related parties	234,677	234,572
Accrued expenses	522,179	487,690
Accrued expenses – related parties	1,928,659	1,975,084
Customer deposits	30,000	34,554
Other Payables (Note 5)	224,852	224,852
Notes payable	295,496	298,536
Total Current Liabilities	3,713,426	3,709,173
Commitments and Contingencies (Notes 5 and 10)

Stockholders’ Deficit:
Preferred stock, 50,000,000 shares of $0.00001 par value authorized; no shares issued or outstanding	-	-
Common stock, 395,000,000 shares of $0.001 par value authorized; 322,055,496 and 288,771,227 shares issued and outstanding, respectively	322,055	288,771
Additional paid-in capital	28,018,398	26,506,566
Accumulated other comprehensive loss	(26,269)	(24,444)
Accumulated deficit	(31,421,984)	(30,084,992)
Total Stockholders’ Deficit	(3,107,800)	(3,314,099)
Total Liabilities and Stockholders’ Deficit	$605,626	$395,074

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2013	2012
Revenues	$379,554	$225,000
Operating Expenses:
Cost of revenues	239,410	144,404
General and administrative	1,125,681	2,726,989
Research and development	278,280	635,685
Depreciation and amortization	47,933	36,757
Total Operating Expenses	1,691,304	3,543,835
Loss from Operations	(1,311,750)	(3,318,835)
Interest expense	(25,242)	(24,859)
Net Loss	(1,336,992)	(3,343,694)
Other Comprehensive Loss:
Loss on foreign currency translation	(1,825)	(3,362)
Total Comprehensive Loss	$(1,338,817)	$(3,347,056)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	307,880,349	282,001,336

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, January 1, 2012	272,041,949	$272,042	$23,155,777	$(21,082)	$(26,741,298)	$(3,334,561)

Common stock issued for cash ranging from $0.05 to $0.165 per share	16,729,278	16,729	1,404,064	-	-	1,420,793

Stock-based compensation	-	-	1,946,725	-	-	1,946,725

Loss on foreign currency translation	-	-	-	(3,362)	-	(3,362)

Net loss	-	-	-	-	(3,343,694)	(3,343,694)

Balance, December 31, 2012	288,771,227	288,771	26,506,566	(24,444)	(30,084,992)	(3,314,099)

Common stock issued for cash ranging from $0.03 to $0.06 per share	33,284,269	33,284	1,379,966	-	-	1,413,250

Stock-based compensation	-	-	131,866	-	-	131,866

Loss on foreign currency translation	-	-	-	(1,825)	-	(1,825)

Net loss	-	-	-	-	(1,336,992)	(1,336,992)

Balance, December 31, 2013	322,055,496	$322,055	$28,018,398	$(26,269)	$(31,421,984)	$(3,107,800)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,336,992)	$(3,343,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,813	36,677
Stock-based compensation	131,866	1,946,725
Changes in operating assets and liabilities:
Inventory	(219,686)	(45,548)
Prepaid expenses	148,245	(16,379)
Customer deposits	(4,554)	(5,446)
Accounts payable and accounts payable – related parties	23,783	(17,125)
Accrued expenses and accrued expenses – related parties	(11,936)	50,261
Net Cash Used in Operating Activities	(1,221,461)	(1,394,529)

Cash Flows From Investing Activities:
Purchases of trademark and patents	(54,538)	(96,493)
Purchases of property and equipment	-	(4,320)
Net Cash Used in Investing Activities	(54,538)	(100,813)

Cash Flows From Financing Activities:
Principal payments on notes payable	(66,026)	(39,392)
Issuance of common stock for cash	1,413,250	1,420,793
Net Cash Provided by Financing Activities	1,347,224	1,381,401
Effects of Foreign Currency Exchanges Rates	(1,825)	(3,362)
Net Increase (Decrease) in Cash	69,400	(117,303)
Cash as of Beginning of the Year	12,456	129,759
Cash as of End of the Year	$81,856	$12,456

Supplemental Cash Flow Information:
Cash paid for interest	$1,587	$1,204
Non-Cash Financing Activities:
Financing of insurance policies	$62,905	$54,679

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone), and its wholly owned subsidiary, Medizone International, Inc. Delaware (Medizone-Delaware).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada, considered to be a variable interest entity (VIE) as described below.  Collectively, they are referred to herein as the “Company”.  The Company is in the business of designing, manufacturing and selling a patented system using ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, the Company commenced its planned operations and exited the development stage.

In late 2008, the Company assisted in the formation of CFGH, a not-for-profit foundation.  The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of its technology to as many in need as possible.

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests, (ownership, contractual, or other financial interests) in the VIE.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the financial results of the VIE with it.  The Company determined that CFGH met the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and results of operations of CFGH are consolidated with Medizone as of and for the years ended December 31, 2013 and 2012.

b.    Business Activities

The Company’s objective is to pursue an initiative in the field of hospital disinfection.  The Company has developed an ozone-based technology, specifically for the purpose of decontaminating and disinfecting hospital surgical suites, emergency rooms, and intensive care units.

c.    Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.

d.    Basic and Diluted Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the year as follows:

	For the Years Ended December 31,
	2013	2012

Numerator (net loss)	$(1,336,992)	$(3,343,694)

Denominator (weighted average number of common shares outstanding)	307,880,349	282,001,336

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the years presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $9,750,000 that may be offset against future taxable income, if any, and expire in years 2014 through 2032.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit has been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income or decrease net loss in the period such determination was made.

Interest and penalties associated with any underpayment of income taxes would be classified as income tax provision in the statements of comprehensive loss.

A company may adopt a policy of presenting taxes assessed by a governmental authority on revenue-producing transactions either on a gross basis or a net basis within revenues.  The Company has elected to present revenues net of any tax collected.

Deferred income tax assets as of December 31, 2013 and 2012 comprised the following:

	2013	2012

Net operating loss carryforwards	$3,884,300	$3,914,400
Related-party accruals	1,146,400	1,154,100
Valuation allowance	(5,030,700)	(5,068,500)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Income tax benefit based on U.S. statutory rate of 34%	$(454,600)	$(1,136,900)
Stock issued for expenses	52,700	664,500
Other	439,700	(330,100)
Change in valuation allowance	(37,800)	802,500
	$-	$-

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.     Provision for Income Taxes (continued)

The Company had no uncertain income tax positions as of December 31, 2013 and 2012.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2010.

g.    Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and its wholly owned inactive subsidiary, Medizone-Delaware.  The consolidated financial statements presented also include the accounts of CFGH, a VIE.

All material intercompany accounts and transactions have been eliminated.

h.    Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

i.     Advertising

The Company expenses the costs of advertising as incurred.

j.     Stock Options

The Company records compensation expense in connection with the granting of stock options and their vesting periods based on their fair values.  The Company estimates the fair values of stock option awards at the grant date by using the Black-Scholes option-pricing model.

k.    Trademark and Patents

Trademark and patents are recorded at cost.  Amortization is computed using the straight-line method over a period of seven years.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis.  Several factors are used to evaluate intangibles, including management’s plans for future operations, recent operating results, and projected, undiscounted net cash flows.

l.    Revenue Recognition Policy

The Company generated sales and emerged from the development stage in 2012.  The Company recognizes revenue when it ships its products, title and risk of loss passes to customers, payment from the customer is reasonably assured and the price is fixed or determinable.  The Company records customer deposits that have not yet been earned as unearned revenue.

m.   Inventory

The Company’s inventory consists of its AsepticSure® product and is valued on a specific identification basis.  The Company purchases its inventory as a finished product from unrelated manufacturing companies.  The Company determined that there was no obsolete or excessive inventory as of December 31, 2013 or 2012.

n.     Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and notes payable. The carrying amounts of cash and accounts payable approximate their fair values because of the short-term nature of these instruments.  The carrying amounts of the notes payable approximate fair values as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.    Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued three Accounting Standards Updates (“ASU”), namely, ASU No. 2011-05, ASU No. 2011-12, and ASU No. 2013-02, which amend guidance for the presentation of comprehensive income (loss) and requires additional disclosures for reclassifications out of accumulated other comprehensive income (loss). The amended guidance requires an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate, but consecutive statements. The option to report other comprehensive income (loss) and its components in the statement of stockholders’ equity (deficit) has been eliminated. Although the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under existing guidance. The Company adopted these ASUs using one continuous statement for all years presented.

p.    Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which cash, at times, exceeds federally insured limits.  As of December 31, 2013 and 2012, the Company had no cash balances that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

q.      Reclassifications

Certain amounts were reclassified in 2012 to conform to the 2013 consolidated financial statement presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012
Computers and software	$2,938	$7,003
Furniture	2,075	8,382
Office equipment	-	19,249
Leasehold improvements	-	4,738
	5,013	39,372
Accumulated depreciation	(3,397)	(33,408)
Property and equipment, net	$1,616	$5,964

Depreciation expense for the years ended December 31, 2013 and 2012 was $4,203 and $2,320, respectively.

NOTE 3 - TRADEMARK AND PATENTS

Trademark and patents consist of the following as of December 31, 2013 and 2012:

	2013	2012
Patent costs	$325,964	$271,427
Trademark	770	770
	326,734	272,197
Accumulated amortization	(107,171)	(63,707)
Trademark and patents, net	$219,563	$208,490

Amortization expense for the years ended December 31, 2013 and 2012 was $43,730 and $34,437, respectively.  The future amortization as of December 31, 2013 is as follows: 2014-$46,025; 2015-$46,025; 2016-$45,767; 2017-$38,632; 2018-$25,995 and Thereafter-$17,119.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 - ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following as of December 31, 2013 and 2012:

	2013	2012
Accrued payroll and consulting – related parties	$1,812,106	$1,857,424
Accrued interest	478,613	454,958
Accrued payroll taxes – related parties	116,553	117,660
Other accruals	43,566	32,732
Total	$2,450,838	$2,462,774

Accrued expenses – related parties relate to accrued but unpaid payroll and consulting fees (and associated taxes) for certain of the Company’s employees and consultants who are also directors, officers or stockholders.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2013 and 2012.  The Company intends to contest the judgment if and when it is able to do so in the future.

Other Payables
As of December 31, 2013 and 2012, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month–to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with a monthly lease payment of CD$1,375 and CD$475, respectively, plus the applicable GST.

The Company has a corporate office lease with monthly payments of $2,300 through December 31, 2014.

ADA Innovations
In December 2010, the Company entered into an arrangement with ADA Innovations (“ADA”) for final development and production manufacturing of portable versions of the Company’s AsepticSure® disinfection system.  A contract containing the terms of the agreement and detailed development plan (the “Services Agreement”) was executed by the parties in January 2011, and amended in January 2012.  Any and all notes, reports, information, inventions, sketches, plans concepts, data or other works created by ADA on the Company’s behalf under the Services Agreement are the sole and exclusive property of the Company.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

The term of the Services Agreement continued until the completion of the development and design projects contemplated by the Services Agreement.  Deliverables included: (1) the pre-production prototype designed and manufactured to the Company’s specifications, (2) design and device content compliant with all North America, Europe and United Kingdom regulatory and licensing agency regulations, (3) a soft launch program managed by ADA and the Company, intended to be followed by increased production, and (4) additional outsourced macro-manufacturing capacity as required, supervised by the parties.  The Company paid ADA as services were provided and completed in 2012.  During the year ended December 31, 2012, the Company incurred expenses totaling approximately $212,000 for services provided under the Services Agreement.  Of these amounts, approximately $204,000, were recorded as research and development expenses.  No expenses under this contract were incurred during the year ended December 31, 2013.  ADA’s role as developer was completed on December 31, 2012.  ADA remains available to the Company on a limited basis as a consultant.

NOTE 6 - EQUITY TRANSACTIONS

Unless otherwise stated, the following equity transactions were with unrelated parties and the securities issued were restricted.  There were no underwriters involved.

Stock Purchase Agreement
On November 17, 2010, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with Mammoth Corporation (“Mammoth”) which provided for a financing arrangement that was sometimes referred to as a committed equity line financing facility (or “Equity Line”). The Stock Purchase Agreement provided that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth was committed to purchase up to $10,000,000 of shares of common stock over the 24-month term of the Stock Purchase Agreement.  Furthermore, in no event could Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9% of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations could not be waived by the parties.

Under the terms of the Stock Purchase Agreement, the Company had the opportunity for a 24-month period, commencing on the date on which the SEC first declared effective the registration statement, to require Mammoth to purchase up to $10,000,000 in shares of common stock. For each share of common stock purchased under the Stock Purchase Agreement, Mammoth would pay to the Company a purchase price equal to 75% of the lowest closing bid price during the five-consecutive trading day period (the “Draw Down Pricing Period”) which preceded the date a draw down notice (the “Draw Down Notice”) was delivered to Mammoth (the “Draw Down Date”) in a manner provided by the Stock Purchase Agreement.  Subject to the limitations outlined below, the Company would, at its sole discretion, issue a Draw Down Notice to Mammoth, and Mammoth would then be irrevocably bound to purchase such shares.

Each Draw Down Notice would specify the lowest purchase price during the Draw Down Pricing Period at which the Company would sell the shares to Mammoth, which could not be less than 75% of the lowest closing bid price during the Draw Down Pricing Period. Furthermore, the number of shares to be issued was limited by multiplying by five the average daily trading volume for the 30 trading days immediately preceding the delivery of the Draw Down Notice. The Draw Down Notice also included the aggregate dollar amount of the Draw Down, which could not be less than $25,000 and not more than $500,000 in any Draw Down Notice.  A minimum of 15 trading days between each Draw Down Notice was required.  Regardless of the maximum amount indicated in the Draw Down Notice, Mammoth was not obligated to purchase shares under any Draw Down Notice in an amount which, when added to the number of shares of common stock then beneficially owned by Mammoth, would result in Mammoth owning more than 4.9% of the outstanding shares of the Company’s common stock.

Further, if the Company issued a Draw Down Notice and failed to deliver the shares to Mammoth on the applicable settlement date, and such failure continued for 10 trading days, the Company agreed to pay Mammoth, in addition to all other remedies available to Mammoth under the Stock Purchase Agreement, an amount in cash equal to $100 for each $5,000 of the Draw Down Amount for the first 10 days such delivery was late, and $350 for each $5,000 of the Draw Down Amount for each trading day beyond 10 trading days that such delivery was late.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 - EQUITY TRANSACTIONS (continued)

In connection with the Stock Purchase Agreement, the Company granted registration rights to Mammoth, and agreed to register the resale of shares issued to Mammoth in connection with Draw Downs made in connection with the Stock Purchase Agreement.  In January 2011, the Company filed a registration statement to cover the resale by Mammoth of up to 66,666,667 shares of common stock under the Stock Purchase Agreement.  The Company was not permitted to make Draw Downs under the Stock Purchase Agreement at any time there was not an effective registration statement registering the resale of shares of common stock by Mammoth.  On January 25, 2011, the registration statement became effective by order of the SEC.  The Company made two Draw Down requests under the Stock Purchase Agreement in 2012. The Stock Purchase Agreement terminated automatically by its terms on January 25, 2013, the 24-month anniversary of the effective date of the registration statement.

Common Stock for Cash – 2012
During January and February 2012, the Company sold an aggregate of 6,653,000 restricted shares of common stock to approximately 30 accredited investors for cash proceeds of $665,300, or $0.10 per share.

During January 2012, the Company issued 903,089 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $149,010, or $0.165 per share.

During June 2012, the Company issued 500,000 shares of common stock to Mammoth (as part of the Equity Line) for cash proceeds of $65,625, or $0.131 per share.

During June 2012, the Company sold an aggregate of 1,205,556 restricted shares of common stock to two accredited investors for cash proceeds of $108,500, or $.09 per share.

During July 2012, the Company sold an aggregate of 250,000 restricted shares of common stock to an accredited investor for cash proceeds of $22,500, or $0.09 per share.

During August 2012, the Company sold an aggregate of 2,500,000 restricted shares of common stock to three accredited investors for cash proceeds of $125,000, or $0.05 per share.

During September 2012, the Company sold an aggregate of 2,483,333 restricted shares of common stock to seven accredited investors for cash proceeds of $149,000, or $0.06 per share.

 During October, November and December 2012, the Company sold an aggregate of 2,234,300 restricted shares of common stock to six accredited investors for cash proceeds of $135,858, or amounts ranging from of $0.06 to $0.078 per share.

Common Stock for Cash – 2013
During January, February, and March 2013, the Company sold an aggregate of 12,233,332 restricted shares of common stock to 12 accredited investors for cash proceeds totaling $367,000, or $0.03 per share.

During April and May 2013, the Company sold 3,794,444 restricted shares of common stock to six accredited investors for cash proceeds totaling $170,750, or $0.045 per share.

During May and June 2013, the Company sold 5,863,636 restricted shares of common stock to 12 accredited investors for cash proceeds totaling $322,500, or $0.055 per share.

During August and September 2013, the Company sold 5,000,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $300,000, or $0.06 per share.

During October 2013, the Company sold 1,950,000 restricted shares of common stock to five accredited investors for cash proceeds totaling $97,500, or $0.05 per share.

During December 2013, the Company sold 4,442,857 restricted shares of common stock to six accredited investors for cash proceeds totaling $155,500, or $0.035 per share.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 - EQUITY TRANSACTIONS (continued)

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

NOTE 7 - COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share.  The options are exercisable for up to five years and have vesting provisions as follows: (i) options for 500,000 shares vested immediately on the date of grant, (ii) options for 500,000 shares vested in September 2012, the date certified by the Company as the date its hospital disinfection program completed its beta-testing, and (iii) the remaining options for 500,000 shares will vest on the date certified by the Company as the date that its disinfection process has been commercialized and a minimum of 50 units or devices have been sold to third parties.  During the year ended December 31, 2012, options for 500,000 shares valued at $48,699 vested, and were recognized.  As of December 31, 2013, options for 500,000 shares had not yet vested.

In July 2010, the Company granted options for the purchase of up to 3,500,000 shares of common stock (of which 250,000 were cancelled in 2011) to certain board members and employees of the Company as additional compensation for work performed.  These options are exercisable for five years at $0.20 per share.  During the year ended December 31, 2012, these 3,250,000 options vested and the Company recognized $659,822 of expense.

In September 2010, the Company granted options for the purchase of up to 250,000 shares of common stock to an outside consultant in connection with extending his consulting agreement with the Company through September 2011.  These options are exercisable for five years at $0.275 per share.  During the year ended December 31, 2012, these options vested and the Company recognized $65,067 of expense.

In February 2012, the Board of Directors approved the 2012 Equity Incentive Award Plan (the “2012 Plan”) and authorized up to 10,000,000 shares of common stock to be available for awards under the 2012 Plan. On February 21, 2012, each of four directors of the Company was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.23 per share, which was the closing price of the Company’s common stock reported on the over-the-counter Bulletin Board on the date of grant. In addition, certain officers, consultants and employees of the Company were awarded options in the aggregate for the purchase of 1,050,000 shares of common stock at an exercise price of $0.23 per share. The value of these options granted, totaling $1,057,600, was recognized as expense during the year ended December 31, 2012 as each of the options granted was fully vested on the date of grant.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for distribution channel related services to be performed.  Options totaling 550,000 and 100,000 shares have vested as of December 31, 2013 and 2012, respectively, and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The grant date fair value of these options was $153,997.  The Company recognized $69,300 and $15,399 of expense during the years ended December 31, 2013 and 2012, respectively.  The Company will recognize the remaining expense when the achievement of the required milestones becomes probable.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed (vested immediately on the grant date) and to be performed in the future, which do not vest until completion of certain milestones. The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The grant date fair value of these options was $149,460.  The Company recognized $49,322 and $100,138 of expense during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, all of the milestones were achieved and all of the shares were vested.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 7 - COMMON STOCK OPTIONS (continued)

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones.  The value of these options granted was $22,075 of which the Company recognized $4,415 during the year ended December 31, 2013.

In August 2013, the Company granted options for the purchase of 100,000 shares of common stock to an employee for services performed.  The options vested upon grant, have an exercise price of $0.10 per share, and are exercisable for up to five years.  The value of the options was $8,829 which the Company recognized as expense during the year ended December 31, 2013.

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including expected volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero.  Expense of $131,866 and $1,946,725 was recorded for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Company had various unvested outstanding options with related unrecognized expense of $135,657.  The Company will recognize this expense as the options vest over their remaining useful lives which range from 8 to 56 months.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	.75%	to	1.66%
Expected life			5 years
Expected volatility	138.3%	to	148.9%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2013	17,300,000	$0.17
Granted	350,000	0.10
Expired/Canceled	(2,500,000)	0.05
Outstanding, December 31, 2013	15,150,000	0.19
Exercisable	14,000,000	$0.19

NOTE 8 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2013 and 2012, the Company owed $234,677 and $234,572, respectively, to certain consultants for services. These consultants are stockholders of the Company and are related parties.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2013 and 2012:

	2013	2012
Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest as of report date), interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur.	$182,676	$182,676

Unsecured notes payable to 10 stockholders, due on demand, interest at 10% per annum (principal and accrued interest, as of report date). The Company is obligated to accept the principal rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	60,815	60,815

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 9 - NOTES PAYABLE (continued):

	2013	2012
Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest as of report date), interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction.	37,000	37,000

Unsecured notes payable to a financing company, payable in nine monthly installments, interest ranging from 4.00% to 6.23% per annum, mature in April and July 2014 .	15,005	18,045
Total notes payable (all current)	$295,496	$298,536

The notes payable balances as of December 31, 2013 have been classified as current as each note payable is due on or before December 31, 2014.

NOTE 10 - GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant recurring losses from its inception through December 31, 2013, which have resulted in an accumulated deficit of $31,421,984 as of December 31, 2013.  The Company has minimal cash, has a working capital deficit of $3,333,251, and a total stockholders’ deficit of $3,107,800 as of December 31, 2013. The Company has relied almost exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company attaining profitable operations.  The Company will require a substantial amount of additional funds to complete the continued development of its products, product manufacturing, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued production manufacturing and related activities, research, development, marketing activities, as well as for general corporate purposes.

During 2013, the Company raised a total of $1,413,250 through the sale of 33,284,269 shares of common stock at prices ranging from $0.03 to $0.06 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  Subsequent to December 31, 2013, through the date of this report, the Company raised a total of $50,000 through the sale of 1,000,000 shares of common stock at a price of $0.05 per share.  The Company believes it can raise additional funds from certain investors who have purchased shares from 2009 through 2013, although there is no assurance that these investors will purchase additional shares.

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

NOTE 11 – CUSTOMER DEPOSITS

As of December 31, 2013 and 2012, the Company received purchase orders and related customer deposits totaling $30,000 and $34,554 to purchase the AsepticSure® hospital disinfection systems and related equipment.  As of December 31, 2013 and 2012, these customer deposits were reflected as current liabilities.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and has determined it appropriate to disclose the following event.

During 2014, the Company sold an aggregate of 1,000,000 restricted shares of common stock to two accredited investors for cash proceeds of $50,000, or $0.05 per share.

On February 26, 2014, the Company’s Board of Directors (the “Board”) voted to expand the Board by appointing an additional director to serve until the next annual meeting of stockholders or until his successor is elected and qualified.  The new director is David A. Esposito.  In making this appointment, the Board considered the extensive and successful experience of Mr. Esposito in the healthcare industry and his extensive marketing background to be of significant benefit to the Company’s business plans.  Mr. Esposito is currently the Managing Partner of Harvest Time Partners, Inc., a company he founded after leaving Thermo Fisher Scientific.

In connection with Mr. Esposito’s appointment as a director, the Company granted him options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of the total options, 1,000,000 will vest on February 26, 2015 and the other 1,000,000 vest upon the successful achievement of certain milestones.  Unvested options would vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $198,068.  The Company will recognize $8,253 of expense in the first quarter of 2014 with another $90,781 recognized over the remaining vesting period in connection with those options that vest on February 26, 2015.  The Company will recognize the remaining expense totaling $99,034when the achievement of the required milestones becomes probable.

The Board granted options to six consultants and service providers for the purchase of common shares ranging from 25,000 to 50,000 each (total options to purchase of 250,000 shares of common stock), with an exercise price of $0.1095 per share.  Of these options, 200,000 options vested immediately and the other 50,000 options vest on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,759.  The Company will recognize expense of $21,045 during the first quarter of 2014 and the remaining expense of $3,714 over the remaining vesting period in connection with those options that vest on January 9, 2015.