Form 10-Q
period 2014-03-31
MEDIZONE INTERNATIONAL INC
filed 2014-04-29
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, the registrant had 338,105,496 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$744,426	$81,856
Inventory	265,234	265,234
Prepaid expenses	46,092	33,085
Total Current Assets	1,055,752	380,175
Property and equipment, net	1,353	1,616
Other Assets:
Trademark and patents, net	218,781	219,563
Lease deposit	4,272	4,272
Total Other Assets	223,053	223,835
Total Assets	$1,280,158	$605,626

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$458,299	$477,563
Accounts payable – related parties	235,047	234,677
Accrued expenses	526,093	522,179
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	301,700	295,496
Total Current Liabilities	3,704,650	3,713,426
Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 338,105,496 and 322,055,496 shares outstanding, respectively	338,106	322,055
Additional paid-in capital	29,080,024	28,018,398
Accumulated other comprehensive loss	(25,755)	(26,269)
Accumulated deficit	(31,816,867)	(31,421,984)
Total Stockholders' Deficit	(2,424,492)	(3,107,800)
Total Liabilities and Stockholders’ Deficit	$1,280,158	$605,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues	$-	$4,554
Operating Expenses:
Cost of revenues	-	4,000
General and administrative	289,531	285,211
Research and development	87,071	85,771
Depreciation and amortization	11,905	10,504
Total Operating Expenses	388,507	385,486
Loss from Operations	(388,507)	(380,932)
Interest expense	(6,376)	(6,366)
Net Loss	(394,883)	(387,298)
Other comprehensive gain (loss) on foreign currency translation	514	(172)
Total Comprehensive Loss	$(394,369)	$(387,470)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	324,076,274	295,469,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(394,883)	$(387,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,905	10,483
Stock-based compensation	28,427	40,809
Changes in operating assets and liabilities:
Prepaid expenses	14,162	(15,579)
Customer deposits	-	(4,554)
Accounts payable and accounts payable – related parties	(18,894)	45,473
Accrued expenses and accrued expenses – related parties	3,914	6,501
Net Cash Used in Operating Activities	(355,369)	(304,165)
Cash Flows from Investing Activities:
Purchase of trademark and patents	(10,860)	(6,464)
Net Cash Used in Investing Activities	(10,860)	(6,464)

Cash Flows from Financing Activities:
Principal payments on notes payable	(20,965)	(18,722)
Issuance of common stock for cash	1,049,250	367,000
Net Cash Provided by Financing Activities	1,028,285	348,278
Effect of Foreign Currency Exchange Rates	514	(172)

Net increase in cash	662,570	37,477
Cash as of beginning of the period	81,856	12,456
Cash as of end of the period	$744,426	$49,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2014	2013
Cash paid for interest	$462	$307
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$27,169	$27,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with US generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity may be considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate its financial statements with those of the VIE. The Company determined that CFGH met the requirements of a VIE effective upon the first advance to CFGH on February 12, 2009. Accordingly, the financial statements of CFGH have been consolidated with those of the Company for all periods presented.

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended March 31,
	2014	2013

Numerator: Net loss	$(394,883)	$(387,298)
Denominator: Weighted average number of common shares outstanding	324,076,274	295,469,004
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2014, which have resulted in an accumulated deficit of $31,816,867 as of March 31, 2014.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $2,648,898, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN (continued)

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 over the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During 2013, the Company raised a total of $1,413,250 through the sale of 33,284,269 shares of common stock at prices ranging from $0.03 to $0.06 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the three months ended March 31, 2014, the Company raised a total of $1,049,250 through the sale of 16,050,000 shares of common stock at prices ranging from $0.05 to $0.085 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2014, although there is no assurance that these investors will purchase additional shares.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2014 and December 31, 2013.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of March 31, 2014 and December 31, 2013, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

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

The Company has a corporate office lease arrangement with monthly payments of $2,300 through December 31, 2014.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) 500,000 of the options vested immediately on the date of grant, (ii) 500,000 options vested in September 2012, the date certified by the Company as the date the Company’s hospital disinfection program completes its beta-testing, and (iii) the remaining 500,000 options will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  As of March 31, 2014, 500,000 shares had not yet vested and represent a deferred expense of $48,698.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for services.  Options for 550,000 shares have vested and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The value of these options at the date of grant was $153,997, in connection with which the Company recognized $0 and $15,400 during the three months ended March 31, 2014 and 2013, respectively. The Company will recognize the remaining expense, totaling $69,300, when the achievement of the required milestones becomes probable.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed.  Of these shares under option, 500,000 shares vested immediately on the grant date and 500,000 shares vested upon completion of certain milestones as of September 30, 2013.  The options have an exercise price of $0.17 per share and are exercisable for up to five years.  The grant date fair value of these options was $149,460, $25,409 of which the Company recognized during the three months ended March 31, 2013.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant.  Of these shares under option, 50,000 shares vested immediately and the remaining 200,000 shares will vest upon the achievement of certain milestones.  The value of these options on the date of grant was $22,075, of which the Company recognized $4,416 during the three months ended September 30, 2013.  As of March 31, 2014, 200,000 shares had not yet vested and represent deferred expense of $17,659 to be recognized when the achievement of the required milestones becomes probable.

In August 2013, the Company granted options for the purchase of 100,000 shares of common stock to an employee for services performed.  The options vested upon grant, have an exercise price of $0.10 per share, and are exercisable for up to five years.  The value of the options at the date of grant was $8,829, which the Company recognized as an expense during the three months ended September 30, 2013.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 will vest on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options would vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $192,184.  The Company recognized $8,007 of expense in the first quarter of 2014, with $88,085 to be recognized over the remaining vesting period in connection with those options that vest on February 26, 2015.  Also, the Company will recognize an expense totaling $96,092 when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Of these options, 200,000 vested immediately upon grant and the remaining 50,000 options will vest on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $20,420 during the first quarter of 2014 and the remaining expense of $3,603 will be recognized over the remaining vesting period in connection with those options that vest on January 9, 2015.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.50%
Expected life	5 years
Expected volatility	136.44%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

A summary of the status of the Company’s outstanding options as of March 31, 2014 and for the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	15,150,000	$0.19
Granted	2,250,000	$0.105
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of the period	17,400,000	$0.18
Exercisable	14,200,000	$0.19

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $28,427 and $40,809 related to stock options was recorded for the three-month periods ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the Company had various unvested outstanding options with related unrecognized expense of $323,437.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 8 to 58 months.

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During January, February and March 2014, the Company sold an aggregate of 9,000,000 restricted shares of common stock to six accredited investors for cash proceeds totaling $450,000, or $0.05 per share.

During March 2014, the Company sold an aggregate of 7,050,000 restricted shares of common stock to 16 accredited investors for cash proceeds totaling $599,250, or $0.085 per share.

During January, February, and March 2013, the Company sold an aggregate of 12,233,332 restricted shares of common stock to 12 accredited investors for cash proceeds totaling $367,000, or $0.03 per share.

Stock Purchase Agreement

On November 17, 2010, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with Mammoth Corporation (“Mammoth”), which provided for a financing arrangement that was sometimes referred to as a committed equity line financing facility (or “Equity Line”). The Stock Purchase Agreement provided that, upon the terms and subject to the conditions in the Stock Purchase Agreement, Mammoth was committed to purchase up to $10,000,000 of shares of common stock over the 24-month term of the Stock Purchase Agreement.  Furthermore, in no event could Mammoth purchase any shares of the Company’s common stock which, when aggregated with all other shares of common stock then beneficially owned by Mammoth, would result in the beneficial ownership by Mammoth of more than 4.9% of the then outstanding shares of the Company’s common stock. These maximum share and beneficial ownership limitations could not be waived by the parties.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of March 31, 2014 and December 31, 2013, the Company had outstanding $235,047 and $234,677, respectively, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company and therefore have been classified as related parties.

NOTE 9     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the period ended March 31, 2014, and noted none that require accounting or disclosure in the accompanying financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. and subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) is a Nevada corporation engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  Until 2012, we operated as a development stage company until we began to sell our patented ozone disinfection system, AsepticSure.  Our current work is in the field of hospital disinfection, not human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

In January 2014, the United States Patent and Trademark Office issued us U.S. Patent Number 8,636,951 titled “Bio-Terrorism Counteraction Using Ozone and Hydrogen Peroxide.”  We believe we now have significant intellectual property protection in place for both the health care related applications of our technology, and the government variant of AsepticSure to be used for building remediation following a biological attack.  We believe this protection positions us strongly for market entry into the United States.

Results of Operations

Quarters Ended March 31, 2014 and 2013

During the quarter ended March 31, 2014, we focused on raising capital which generated cash of $1,049,250 through the sale of 16,050,000 shares of common stock to accredited investors.  This capital will facilitate the next round of product manufacturing, expand our current distribution channels and be used for other operating expenses.  Also, we continued our approval from the U.S. Environmental Protection Agency (“EPA”) as well as development of a computer control system for the AsepticSure system.

For the quarter ended March 31, 2014, we had no revenues or associated cost of goods sold compared to revenues of $4,554 with cost of goods sold of $4,000 for the quarter ended March 31, 2013.

For the quarter ended March 31, 2014, we had a net loss of $394,883, compared with a net loss for the quarter ended March 31, 2013 of $387,298.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses and interest expense.

For the quarters ended March 31, 2014 and 2013, we incurred $289,531 and $285,211, respectively, in general and administrative expenses. The majority of these expenses comprise payroll and consulting fees and professional fees.  The increase for the quarter ended March 31, 2014 over the prior year comparable period was primarily due to additional professional expenses.

For the quarters ended March 31, 2014 and 2013, we incurred $87,071 and $85,771, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development, and remained consistent with the prior year period.

Principal amounts owed on notes payable totaled $301,700 and $295,496 as of March 31, 2014 and December 31, 2013, respectively.  Interest expense on these obligations for the quarters ended March 31, 2014 and 2013 was $6,376 and $6,366, respectively. The applicable interest rates on this debt ranged from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of March 31, 2014, our working capital deficiency was $2,648,898, compared to a working capital deficiency of $3,333,251 as of December 31, 2013. We have incurred significant losses from inception through March 31, 2014, which have resulted in an accumulated deficit of $31,816,867.  The stockholders’ deficit as of March 31, 2014 was $2,424,492, compared to $3,107,800 as of December 31, 2013.  This change is due to the sale of restricted shares of common stock being greater than the net loss for the quarter ended March 31, 2014.

We will continue to require additional financing to fund operations and to undertake our new business plans to further the ongoing testing, and to market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During the quarter ended March 31, 2014, we generated cash of $1,049,250 through the sale of 16,050,000 shares of common stock to 19 accredited investors at prices ranging from $0.05 per share to $0.085 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there is no assurance that these investors will purchase additional shares.

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

Forward-Looking Statements and Risks Affecting the Company

The statements contained in this report on Form 10-Q that are not historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•	Rigorous government scrutiny and regulation of our products and planned products;

•	Potential effects of adverse publicity regarding ozone and related technologies or industries;

•	Failure to sustain or manage growth including the failure to continue to develop new products; and

•	The ability to obtain needed financing or to obtain funding on terms favorable to the Company.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (“US GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

We commenced sales and emerged from the development stage in 2012.  We recognize revenue when a contractual arrangement exists, product is shipped, payment from the customer is reasonably assured, and the price is fixed or determinable.  We record customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

Our inventory consists of our AsepticSure product and is valued on a “specific identification basis.”  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of March 31, 2014.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the Company’s disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended March 31, 2014 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, we sold an aggregate of 16,050,000 restricted shares of common stock to 19 accredited investors for cash proceeds totaling $1,049,250, ranging from $0.05 to $0.085 per share, as follows:

On January 31, 2014, we sold 1,000,000 shares of common stock to two accredited investors for $50,000, or $0.05 per share.

In February and March 2014, we sold 7,000,000 shares of common stock to three accredited investors for $350,000, or $0.05 per share.

On February 26, 2014, we sold 1,000,000 shares of common stock to an accredited investor who subsequently became a director of the Company for $50,000, or $0.05 per share.

On various dates in March 2014, we sold a total of 6,610,000 shares of common stock to 15 accredited investors for $561,850, or $0.085 per share.

On March 21, 2014, we sold 440,000 shares of common stock to a director of the Company for $37,400, or $0.085 per share.

The purchasers of the shares in these private placements included a director of the Company as well as existing stockholders not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds are being used for general operating expenses and the continuing development of the AsepticSure™ hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act of 1933, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(a)(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In February 2014, the Board of Directors voted to enlarge the board of directors of the Company and appointed David Esposito, age 45, to serve as an independent director in the newly created position.  Mr. Esposito is the Managing Partner of Harvest Time Partners, Inc., which develops and provides resources to support and encourage individuals, families, and organizations to reach their full potential in an increasingly complex and uncertain world.  From 2011 to 2013, Mr. Esposito was Vice President, Commercial Operations, at Thermo Fisher Scientific.  Before joining Thermo Fisher Scientific, he was President and General Manager of Phadia US Inc., a specialty diagnostics company from 2009 until its acquisition by Thermo Fisher Scientific in 2011.  He was employed in various positions by Merck & Co., Inc. from 1996 to 2009, including stints as Executive Director of the Respiratory Marketing Team (2006-2007), New Commercial Model (2007-2008), and US Commercial Strategy (2008 – 2009).  He was a combat infantry officer (Lt., US Army Infantry, 101st Airborne Division) from 1990-1993 and served in Operation Desert Storm in 1991, where he was awarded the Bronze Star Medal for combat action in Iraq. He received a BS degree in civil engineering at the United States Military Academy (West Point), and an MBA from Syracuse University.  He also completed an executive education program, Competitive Marketing Strategy Program, at The Wharton School (University of Pennsylvania).

The Board granted stock options to Mr. Esposito at the time of his appointment as follows:  (1) an option to purchase 1,000,000 shares of common stock, which vests one year from the date of grant (February 26, 2015); and (2) an option to purchase 1,000,000 shares of common stock which vests as certain milestones are met by the Company in the commercialization of the AsepticSure® system.  Unvested options would vest immediately in the event of a change in control of the Company.  All options are exercisable at a price of $0.1095 per share, the price of the Company’s common stock at the close of business on the date of grant (February 26, 2014).

On February 26, 2014, Mr. Esposito purchased 1,000,000 shares of common stock for cash of $50,000, or $0.05 per share.  Also, on March 21, 2014, he purchased an additional 440,000 shares of common stock for cash of $37,400, or $0.085 per share.

We filed a Current Report on Form 8-K on February 28, 2014 to report the election of our new director and the other matters discussed in this Item 5.

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

April 28, 2014