Form 10-Q
period 2014-06-30
MEDIZONE INTERNATIONAL INC
filed 2014-08-08
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, the registrant had 338,105,496 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$370,891	$81,856
Inventory	265,234	265,234
Prepaid expenses	35,377	33,085
Total Current Assets	671,502	380,175
Property and equipment, net	1,090	1,616
Other Assets:
Trademark and patents, net	214,178	219,563
Lease deposit	4,272	4,272
Total Other Assets	218,450	223,835
Total Assets	$891,042	$605,626

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$440,885	$477,563
Accounts payable – related parties	234,268	234,677
Accrued expenses	528,006	522,179
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	292,845	295,496
Total Current Liabilities	3,679,515	3,713,426
Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 338,105,496 and 322,055,496 shares outstanding, respectively	338,105	322,055
Additional paid-in capital	29,306,825	28,018,398
Accumulated other comprehensive loss	(23,851)	(26,269)
Accumulated deficit	(32,409,552)	(31,421,984)
Total Stockholders' Deficit	(2,788,473)	(3,107,800)
Total Liabilities and Stockholders’ Deficit	$891,042	$605,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$375,000	$-	$379,554
Operating Expenses:
Cost of revenues	-	235,436	-	239,436
General and administrative	445,004	308,068	734,535	593,279
Research and development	129,422	34,111	216,493	119,882
Depreciation and amortization	12,177	15,903	24,082	26,407
Total Operating Expenses	586,603	593,518	975,110	979,004
Loss from Operations	(586,603)	(218,518)	(975,110)	(599,450)
Interest expense	(6,083)	(6,389)	(12,459)	(12,755)
Net Loss	(592,686)	(224,907)	(987,569)	(612,205)
Other comprehensive gain (loss) on foreign currency translation	1,904	(1,196)	2,418	(1,368)
Total Comprehensive Loss	$(590,782)	$(226,103)	$(985,151)	$(613,573)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	$338,105,496	$305,341,194	$331,129,640	$300,432,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(987,569)	$(612,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,082	26,219
Stock-based compensation	255,227	94,707
Changes in operating assets and liabilities:
Prepaid expenses	24,877	(123,883)
Inventory	-	45,548
Accounts payable and accounts payable – related parties	(37,087)	101,708
Accrued expenses and accrued expenses – related parties	5,827	(25,315)
Customer deposits	-	(4,554)
Net Cash Used in Operating Activities	(714,643)	(497,775)

Cash Flows from Investing Activities:
Purchase of trademark and patents	(18,170)	(12,954)
Purchase of property and equipment	-	(7,540)
Net Cash Used in Investing Activities	(18,170)	(20,494)

Cash Flows from Financing Activities:
Principal payments on notes payable	(29,820)	(32,790)
Issuance of common stock for cash	1,049,250	860,250
Net Cash Provided by Financing Activities	1,019,430	827,460
Effect of Foreign Currency Exchange Rates	2,418	(1,368)

Net increase in cash	289,035	307,823
Cash as of beginning of the period	81,856	12,456
Cash as of end of the period	$370,891	$320,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$631	$537
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$27,169	$27,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	June 30,
	2014	2013

Numerator: Net loss	$(592,686)	$(224,907)
Denominator: Weighted average number of common shares outstanding	338,105,496	305,341,194
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2014	2013

Numerator: Net loss	$(987,569)	$(612,205)
Denominator: Weighted average number of common shares outstanding	331,129,640	300,432,370
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2014, which have resulted in an accumulated deficit of $32,409,552 as of June 30, 2014.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $3,008,013, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 over the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During 2013, the Company raised a total of $1,413,250 through the sale of 33,284,269 shares of common stock at prices ranging from $0.03 to $0.06 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the six months ended June 30, 2014, the Company raised a total of $1,049,250 through the sale of 16,050,000 shares of common stock at prices ranging from $0.05 to $0.085 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2014, although there is no assurance that these investors will purchase additional shares.

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

NOTE 5     COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters, will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2014 and December 31, 2013.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of June 30, 2014 and December 31, 2013, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

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

The Company has a corporate office lease arrangement in Sausalito, California with monthly payments of $2,300 through December 31, 2014.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) options for 500,000 shares vested immediately on the date of grant, (ii) options for 500,000 additional shares vested in September 2012, the date certified by the Company as the date the Company’s hospital disinfection program completed its beta-testing, and (iii) options for the remaining 500,000 shares will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  As of June 30, 2014, 500,000 shares had not yet vested and represent a deferred expense of $48,698.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for services.  Options for 550,000 shares have vested and the remaining options will vest on the date certified by the Company as the date that certain milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The value of these options at the date of grant was $153,997, in connection with which the Company recognized $0 and $69,298 during the six months ended June 30, 2014 and 2013, respectively. The Company will recognize the remaining expense, totaling $69,300, when the achievement of the required milestones becomes probable.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed.  Options for 500,000 shares vested immediately on the grant date and 500,000 shares vested upon completion of certain milestones as of March 31, 2013 and September 30, 2013.  The options have an exercise price of $0.17 per share and are exercisable for up to five years.  The grant date fair value of these options was $149,460, in connection with which the Company recognized $25,409 during the six months ended June 30, 2013 and the final $23,913 during the three months ended September 30, 2013.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant.  Options for 50,000 shares vested immediately and options for the remaining 200,000 shares will vest upon the achievement of certain milestones.  The value of these options on the date of grant was $22,075, of which the Company recognized $4,416 during the three months ended September 30, 2013.  As of June 30, 2014, options for 200,000 shares had not yet vested and represent deferred expense of $17,659 to be recognized when the achievement of the required milestones becomes probable.

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

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 will vest on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options would vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $192,184.  The Company recognized $32,030 of expense during the six months ended June 30, 2014, with $64,062 to be recognized over the remaining vesting period in connection with those options that vest on February 26, 2015.  Also, the Company will recognize an expense totaling $96,092 when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares will vest on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $21,621 during the six months ended June 30, 2014 and the remaining expense of $2,402 will be recognized over the remaining vesting period in connection with those options that vest on January 9, 2015.

On April 30, 2014, the Company granted options for the purchase of a total of 1,350,000 shares of common stock for services rendered, as follows:  250,000 shares to each of four directors of the Company, 100,000 shares to each of two consultants, and 75,000 shares each to a consultant and an employee of the Company.  All options vested upon grant, have an exercise price of $0.163 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $193,234, which the Company recognized as an expense during the three months ended June 30, 2014.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The grant date fair value of these options was $16,684.  The Company recognized expense of $8,342 during the three months ended June 30, 2014 and the remaining expense of $8,342 will be recognized when the achievement of the required milestones becomes probable.

The options granted in April and May were made under the Company’s new 2014 Equity Compensation Plan (the 2014 Plan) adopted on April 30, 2014 by the Board of Directors.  The Company filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under the 2014 Plan.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.69%
Expected life	5 years
Expected volatility	136.44%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2014 and for the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	15,150,000	$0.190
Granted	3,700,000	0.131
Expired/Canceled	-	-
Exercised	-	-
Outstanding, end of the period	18,850,000	0.123
Exercisable	15,600,000	0.131

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $255,227 and $94,707 related to stock options was recorded for the six-months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company had various unvested outstanding options with related unrecognized expense of $306,555.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 5 to 59 months.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of June 30, 2014 and December 31, 2013, the Company had accounts payable of $234,268 and $234,677, respectively, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company.

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is no permitted.  The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017.  Management is evaluating the provisions of this update and has not determined what impact its adoption will have on the Company’s financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. and subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) is a Nevada corporation engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  In September 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  Our current work is in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

In January 2014, the United States Patent and Trademark Office issued us U.S. Patent Number 8,636,951 titled Bio-Terrorism Counteraction Using Ozone and Hydrogen Peroxide.  We believe with this patent and other patents previously granted to us that we now have significant intellectual property protection in place for both the health care related applications of our technology, and the government variant of AsepticSure® to be used for building remediation following a biological attack.  We believe this protection positions us strongly for market entry into the United States.

Results of Operations

Three Months Ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we focused primarily on the expansion of our current distribution channels, the continued approval from the U.S. Environmental Protection Agency (“EPA”) as well as continued development of a computer control feature for the AsepticSure® system.

For the three months ended June 30, 2014, we had no revenues or associated cost of goods sold compared to revenues of $375,000 with cost of goods sold of $235,436 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, we had a net loss of $592,686, compared with a net loss of $224,907 for the three months ended June 30, 2013.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, interest expense and additional stock-based compensation expense recorded as a result of options granted to directors, employees and consultants.  The increase for the three months ended June 30, 2014 compared to the prior year was primarily due to higher stock-based compensation expense for options granted as well as the fact that we had no revenues in the current year period.

For the three months ended June 30, 2014 and 2013, we incurred $445,004 and $308,068, respectively, in general and administrative expenses. The majority of these expenses comprise payroll and consulting fees and professional fees.  The increase for the three months ended June 30, 2014 over the comparable period in the prior year was primarily due to higher stock-based compensation expense for options granted to certain directors, consultants and an employee.

For the three months ended June 30, 2014 and 2013, we incurred $129,422 and $34,111, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The increase for the three months ended June 30, 2014 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to certain consultants and an employee.

Principal amounts owed on notes payable totaled $292,845 and $295,496 as of June 30, 2014 and December 31, 2013, respectively.  Interest expense on these obligations for the three months ended June 30, 2014 and 2013, was $6,083 and $6,389, respectively. The applicable interest rates on this debt ranged from 4.63% to 10.00% per annum.

Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, we had a net loss of $987,569, compared with a net loss of $612,205 for the six months ended June 30, 2013. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The increase in net loss for the six months ended June 30, 2014, compared to the same period in 2013, was due to the decrease in revenues and higher stock-based compensation expense for options granted to directors, employees and consultants.

For the six months ended June 30, 2014 and 2013, we incurred $734,535 and $593,279, respectively, in general and administrative expenses. The primary increase for the six months ended June 30, 2014, compared to the same period in 2013, was the grant of options to directors, employees and consultants resulting in compensation expense of approximately $230,000.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2014 and 2013, we incurred $216,493 and $119,882, respectively, in research and development costs as a result of prototype development costs, consulting, and other research activities. The primary increase for the six months ended June 30, 2014, compared to the same period in 2013, was a result of additional research and development and prototype development cost as well as the grant of options to consultants and an employee resulting in compensation expense of approximately $35,000.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on the notes payable during the six months ended June 30, 2014 and 2013, was $12,459 and $12,755, respectively. The applicable interest rates on this debt ranged from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of June 30, 2014, our working capital deficiency was $3,008,013, compared to a working capital deficiency of $3,333,251 as of December 31, 2013. We have incurred significant losses from inception through June 30, 2014, which have resulted in an accumulated deficit of $32,409,552.  The stockholders’ deficit as of June 30, 2014 was $2,788,473, compared to $3,107,800 as of December 31, 2013.  This change is due to the sale of restricted shares of common stock being greater than the net loss for the six months ended June 30, 2014.

We will continue to require additional financing to fund operations and to undertake our new business plans to further the on-going testing, and to market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During the six months ended June 30, 2014, we generated cash of $1,049,250 through the sale of 16,050,000 shares of common stock to 19 accredited investors at prices ranging from $0.05 per share to $0.085 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there is no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed consolidated financial statements included in this report have been prepared on the assumption that the Company will continue as a going concern. There is substantial doubt that the Company will be able to continue as a going concern.  Through the date of this report on Form 10-Q, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to the Company. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

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

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•	Rigorous government scrutiny and regulation of our products and planned products;
•	Potential effects of adverse publicity regarding ozone and related technologies or industries;
•	Failure to sustain or manage growth including the failure to continue to develop new products; and
•	The potential inability to obtain needed financing or to obtain funding on terms favorable to the Company.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of such statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to intangible assets, expenses, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying values of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

We recognize revenue when a contractual arrangement exists, product is shipped, payment from the customer is reasonably assured, and the price is fixed or determinable.  We record customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

Our inventory consists of our AsepticSure product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of June 30, 2014.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is no permitted.  We will adopt ASU 2014-09 during the first quarter of fiscal 2017.  Management is evaluating the provisions of this update and has not determined what impact its adoption will have on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the six months ended June 30, 2014 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we sold an aggregate of 16,050,000 restricted shares of common stock to 19 accredited investors for cash proceeds totaling $1,049,250 at prices ranging from $0.05 to $0.085 per share, as follows:

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On April 30, 2014, our Board of Directors authorized the grant of stock options to four of the five directors of the Company for services rendered.  Members of our Board of Directors receive no fixed compensation for their services.  The fifth member of the Board of Directors previously received a grant of options in February 2014 upon his election to the Board of Directors.  The options granted to directors in April 2014 were each for 250,000 shares of common stock and vested immediately on the date of grant.  The options granted in April were made under our new 2014 Equity Compensation Plan (the 2014 Plan) adopted on April 30, 2014 by the Board of Directors.  The options are exercisable at a price of $0.163 per share, the price of our common stock at the close of business on the date of grant (April 30, 2014).

We filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under the 2014 Plan.

During the quarter ended June 30, 2014 and continuing into the following quarter, we conducted and completed multiple decontamination runs with well characterized samples of Adenovirus and a strain of Coronavirus very closely related to MERS Co-V.  The Coronavirus first surfaced in 2003 as the pathogen responsible for SARS and gained notoriety once again this year as being responsible for the MERS outbreak among hospital and health care workers in the Middle East, We believe the test results will be of particular interest to public health workers and epidemiologists around the world.  This research is being conducted under the direction of our President, Dr. Michael Shannon, and our Chief Medical Officer, Dr. Dick Zoutman, and to date AsepticSure® has achieved kill rates of 100% in a full-scale room setting. Since all of the virology work has been carried out by an internationally respected team of virologists at the National Research Council of Canada, we have confidence that these findings are correct. By destroying both of these viruses, one a non-enveloped virus and the second an enveloped Coronavirus, we have successfully expanded our understanding of the biological limits for AsepticSure® as well as the range of medical applications for the system.

Notwithstanding the impressive results to date with both these viruses, efforts are continuing with the Coronavirus to grow it in high enough concentrations to elucidate AsepticSure's full decontamination capability with this deadly virus. Once this work has been completed, we plan to shift our focus to Norovirus.

Clearly our medical team is very encouraged by these results in that that they should have intriguing implications for the management of deadly viral outbreaks world-wide. Experts in this field have known for years that bacterial spores and non-enveloped viruses such as the Adenovirus are at the top of the biological resistance list for pathogens.  Since our test results indicate that AsepticSure can achieve a 100% kill of both these viral pathogens which occupy very high positions on this biological resistance list, one can reasonably expect that highly lethal viruses such as Ebola, which are lower on the list, should be extremely susceptible to AsepticSure disinfection. For this reason we see AsepticSure potentially emerging as a vital tool in global efforts to control these new deadly outbreaks.

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

August 8, 2014