Form 10-Q
period 2014-09-30
MEDIZONE INTERNATIONAL INC
filed 2014-10-24
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, the registrant had 340,576,925 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013 (1)
ASSETS

Current Assets:
Cash	$98,433	$81,856
Inventory	265,234	265,234
Prepaid expenses	90,378	33,085
Total Current Assets	454,045	380,175
Property and equipment, net	933	1,616
Other Assets:
Trademark and patents, net	213,019	219,563
Lease deposit	4,272	4,272
Total Other Assets	217,291	223,835
Total Assets	$672,269	$605,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$468,873	$477,563
Accounts payable – related parties	228,110	234,677
Accrued expenses	510,520	522,179
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	308,869	295,496
Total Current Liabilities	3,699,883	3,713,426
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 340,576,925 and 322,055,496 shares outstanding, respectively	340,577	322,055
Additional paid-in capital	29,616,646	28,018,398
Accumulated other comprehensive loss	(30,141)	(26,269)
Accumulated deficit	(32,954,696)	(31,421,984)
Total Stockholders’ Deficit	(3,027,614)	(3,107,800)
Total Liabilities and Stockholders’ Deficit	$672,269	$605,626

(1) The condensed consolidated balance sheet as of December 31, 2013 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$379,554
Operating Expenses:
Cost of revenues	-	-	-	239,436
General and administrative	429,900	263,385	1,164,435	856,664
Research and development	96,660	64,761	313,153	184,643
Depreciation and amortization	12,391	11,420	36,473	37,827
Total Operating Expenses	538,951	339,566	1,514,061	1,318,570
Loss from Operations	(538,951)	(339,566)	(1,514,061)	(939,016)
Interest expense	(6,192)	(6,125)	(18,651)	(18,880)
Net Loss	(545,143)	(345,691)	(1,532,712)	(957,896)
Other comprehensive gain (loss) on foreign currency translation	(6,290)	1,282	(3,872)	(86)
Total Comprehensive Loss	$(551,433)	$(344,409)	$(1,536,584)	$(957,982)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	338,259,689	312,649,052	333,532,440	304,549,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,532,712)	$(957,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,473	37,576
Stock-based compensation expense	394,520	131,866
Changes in operating assets and liabilities:
Prepaid expenses	7,921	(144,343)
Inventory	-	45,548
Accounts payable and accounts payable – related parties	(15,257)	(15,280)
Accrued expenses and accrued expenses – related parties	(11,659)	(29,483)
Customer deposits	-	(4,554)
Net Cash Used in Operating Activities	(1,120,714)	(936,566)

Cash Flows from Investing Activities:
Purchase of patents	(29,246)	(36,551)
Purchase of property and equipment	-	(7,540)
Net Cash Used in Investing Activities	(29,246)	(44,091)

Cash Flows from Financing Activities:
Principal payments on notes payable	(51,841)	(51,189)
Issuance of common stock for cash	1,222,250	1,160,250
Net Cash Provided by Financing Activities	1,170,409	1,109,061
Effect of Foreign Currency Exchange Rates	(3,872)	(86)

Net increase in cash	16,577	128,318
Cash as of beginning of the period	81,856	12,456
Cash as of end of the period	$98,433	$140,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$909	$697
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$65,214	$62,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	September 30,
	2014	2013

Numerator: Net loss	$(545,143)	$(345,691)
Denominator: Weighted average number of common shares outstanding	338,259,689	312,649,052
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Nine Months Ended
	September 30,
	2014	2013

Numerator: Net loss	$(1,532,712)	$(957,896)
Denominator: Weighted average number of common shares outstanding	333,532,440	304,549,347
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2014, which have resulted in an accumulated deficit of $32,954,696 as of September 30, 2014.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $3,245,838, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2013, the Company raised a total of $1,413,250 through the sale of 33,284,269 shares of common stock at prices ranging from $0.03 to $0.06 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the nine months ended September 30, 2014, the Company raised a total of $1,222,250 through the sale of 18,521,429 shares of common stock at prices ranging from $0.05 to $0.085 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2014, although there can be no assurance that these investors will purchase additional shares.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2014 and December 31, 2013.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of September 30, 2014 and December 31, 2013, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month-to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with a monthly lease payment of CD$1,375 and CD$475, respectively, plus the applicable GST.

The Company has a corporate office lease arrangement in Sausalito, California with monthly payments of $2,300 through December 31, 2014.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share, exercisable for up to five years, but including vesting provisions as follows: (i) options for 500,000 shares vested immediately on the date of grant, (ii) options for 500,000 additional shares vested in September 2012, the date certified by the Company as the date the Company’s hospital disinfection program completed its beta-testing, and (iii) options for the remaining 500,000 shares will vest on the date certified by the Company as the date that the Company’s process has been commercialized and a minimum of 50 units or devices have been sold to third parties by the Company.  As of September 30, 2014, 500,000 shares had not yet vested and represent a deferred expense of $48,698.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for services.  Options for 550,000 shares have vested and the remaining options will vest on the date certified by the Company as the date that certain milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The value of these options at the date of grant was $153,997, in connection with which the Company recognized $0 and $69,298 during the nine months ended September 30, 2014 and 2013, respectively. The Company will recognize the remaining expense, totaling $69,300, when the achievement of the required milestones becomes probable.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to an individual for medical consulting support services already performed.  Options for 500,000 shares vested immediately on the grant date and 500,000 shares vested upon completion of certain milestones as of March 31, 2013 and September 30, 2013.  The options have an exercise price of $0.17 per share and are exercisable for up to five years.  The grant date fair value of these options was $149,460, in connection with which the Company recognized $49,322 during the nine months ended September 30, 2013.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant.  Options for 50,000 shares vested immediately and options for the remaining 200,000 shares will vest upon the achievement of certain milestones.  The value of these options on the date of grant was $22,075, of which the Company recognized $4,416 during the three months ended September 30, 2013.  As of September 30, 2014, options for 200,000 shares had not yet vested and represent a deferred expense of $17,659 to be recognized when the achievement of the required milestones becomes probable.

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

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 will vest on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $192,184.  The Company recognized $56,053 of expense during the nine months ended September 30, 2014, with $40,039 to be recognized over the remaining vesting period in connection with those options that vest on February 26, 2015.  Also, the Company will recognize an expense totaling $96,092 when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares will vest on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $22,822 during the nine months ended September 30, 2014 and the remaining expense of $1,201 will be recognized over the remaining vesting period in connection with those options that vest on January 9, 2015.

On April 30, 2014, the Company granted options for the purchase of a total of 1,350,000 shares of common stock for services rendered, as follows:  250,000 shares to each of four directors of the Company, 100,000 shares to each of two consultants, and 75,000 shares each to a consultant and an employee of the Company.  All options vested upon grant, have an exercise price of $0.163 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $193,234, which the Company recognized as an expense during the nine months ended September 30, 2014.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The grant date fair value of these options was $16,684.  The Company recognized expense of $8,342 during the nine months ended September 30, 2014 and the remaining expense of $8,342 will be recognized when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options to a consultant for the purchase of 75,000 shares of common stock at an exercise price of $0.13 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The grant date fair value of these options was $8,555.  The Company will recognize an expense when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options for services rendered to a director of the Company for the purchase of 1,000,000 shares of common stock at an exercise price of $0.13 per share.  These options vested immediately upon grant.  The Company recognized expense of $114,069 during the nine months ended September 30, 2014, which was the grant date fair value of these options.

The options granted in April, May and August 2014, were made under the Company’s new 2014 Equity Compensation Plan (the “2014 Plan”) adopted on April 30, 2014 by the Board of Directors.  The Company filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under awards made pursuant to the 2014 Plan.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.55%
Expected life	5 years
Expected volatility	136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2014 and for the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	15,150,000	$0.190
Granted	4,775,000	0.140
Expired/Canceled	(1,000,000)	0.100
Exercised	-	-
Outstanding, end of the period	18,925,000	0.125
Exercisable	15,600,000	0.133

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $394,520 and $131,866 related to stock options was recorded for the nine-months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the Company had various unvested outstanding options with related unrecognized expense of $289,886.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 2 to 59 months.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During January, February and March 2014, the Company sold an aggregate of 9,000,000 restricted shares of common stock to five accredited investors for cash proceeds totaling $450,000, or $0.05 per share.

During March 2014, the Company sold an aggregate of 7,050,000 restricted shares of common stock to 16 accredited investors for cash proceeds totaling $599,250, or $0.085 per share.

During September 2014, the Company sold an aggregate of 2,471,429 restricted shares of common stock to five accredited investors for cash proceeds totaling $173,000, or $0.07 per share.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of September 30, 2014 and December 31, 2013, the Company had accounts payable of $228,110 and $234,677, respectively, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company.

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENT

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017.  Management is evaluating the provisions of this update and has not determined what impact its adoption will have on the Company’s financial position or results of operations.

NOTE 10     SUBSEQUENT EVENTS

On October 7, 2014, Richard G. Solomon, a member of the Board of Directors (the “Board”), submitted his resignation to pursue other interests, effective immediately.  The Board accepted Mr. Solomon’s resignation and appointed Vincent C. Caponi to fill the vacancy created by the resignation of Mr. Solomon.  The Board authorized a grant to Mr. Caponi of options to purchase 1,000,000 shares of the Company’s common stock at a price of $0.16 per share, which was the last sales price of the common stock on the date of grant.  The options vest on the first anniversary of the date of grant; provided, that the options will vest immediately in the event of the sale or a change in control of the Company prior to the anniversary date.  The options are exercisable for a period of five years from the date of grant.  The grant date fair value of the options was $140,497.

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

Recent Developments

In January 2014, the United States Patent and Trademark Office issued to us U.S. Patent Number 8,636,951 titled Bio-Terrorism Counteraction Using Ozone and Hydrogen Peroxide.  We believe with this patent and other patents previously granted to us that we now have significant intellectual property protection in place for both the health care related applications of our technology, and the government variant of AsepticSure® to be used for building remediation following a biological attack.  We believe this protection positions us strongly for market entry into the United States.

Also, Dr. Dick Zoutman, Chief of Staff of Belleville General Hospital in Belleville, Ontario, Canada has now reported the ward of his hospital that was cleared of a Methicillin-resistant Staphylococcus aureus (MRSA) outbreak using AsepticSure® in June 2013 has now gone an entire year without a new case of MRSA.  This is highly significant in that each of the rooms that had contained a MRSA patient was only cleaned a single time following patient discharge.  Previously, the hospital reported averaging one to two new MRSA infections per month on the ward.

In August 2014, Medizone completed a viral research study in collaboration with the Viral Vector Production Team, Human Health Therapeutics, National Research Council of Canada (“NRC”). Following these trials the NRC has confirmed AsepticSure® has demonstrated 100% kill of both Adenovirus and the internationally recognized study surrogate for MERS Coronavirus, in a full-scale room setting.

By destroying both of these viruses, one a non-enveloped virus and the second an enveloped Coronavirus, our understanding of the biological limits for AsepticSure® has been expanded dramatically and so has the range of medical applications.  AsepticSure® has demonstrated the ability to eliminate all bacterial pathogens it has been tested against, including the most difficult to kill spore formers such as Clostidium difficile and the study surrogates for Anthrax, Bacillus atropheus and Bacillus subtilis.  The system is proving fully effective against viral pathogens as well.

Medizone’s scientists, along with the viral researchers at the NRC, have confirmed that given the success with the viral pathogens tested, AsepticSure® should not have any difficulty killing Ebola as well, as it is considered a less difficult virus to kill than Adenovirus or MERS Coronavirus.  There is no known study surrogate for Ebola.  We have not yet performed any tests or clinical trials involving Ebola.

The new findings described above should have intriguing implications for the management of new deadly outbreaks world-wide. Experts in this field have known for years that bacterial spores and non-enveloped viruses are at the top of the biological resistance list for pathogens and we have extensive data confirming that AsepticSure® can achieve 100% kill of these pathogens at very high concentrations. What is most exciting about these recent findings is that highly lethal viruses such as Ebola should be extremely susceptible to AsepticSure® disinfection, which may therefore see AsepticSure emerge as a vital component in global efforts to control these new deadly outbreaks.

Following our public reporting of this viral work we were contacted by Medecins San Frontieres (Doctors without Borders).  In conjunction with the company Design Shelter, we demonstrated the effectiveness of AsepticSure® in a portable field hospital setting.  Attending the demonstration along with representatives of Medecins San Frontieres were members of the Canadian Red Cross and Canadian Military.  Following that successful demonstration, we were invited to work with representatives of Design Shelter and Medecins San Frontieres to produce a prototype design for a 30 to 40 bed, expandable field hospital equipped with AsepticSure® that could be deployed in West Africa.  The design was carefully considered to assure 100% separation between the Ebola treatment area of the compound and the Ebola evaluation area.  High level controls must be in place for this type of design to assure patients being evaluated that may not have Ebola are not exposed during the evaluation process.  The requested design was completed and has been submitted for consideration to Medecins San Frontieres.

Results of Operations

Three Months Ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we continued our primary focus on the expansion of our distribution channels, the continued approval from the U.S. Environmental Protection Agency (“EPA”) and the continued development of a computer control feature for the AsepticSure® system.

For the three months ended September 30, 2014 and 2013, we had no revenues or associated cost of goods sold.

For the three months ended September 30, 2014, we had a net loss of $545,143, compared with a net loss of $345,691 for the three months ended September 30, 2013.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, interest expense and additional stock-based compensation expense recorded as a result of options granted to directors, employees and consultants.  The increase for the three months ended September 30, 2014 compared to the prior year was due to higher stock-based compensation expense for options granted.

For the three months ended September 30, 2014 and 2013, we incurred $429,900 and $263,385, respectively, in general and administrative expenses. The majority of these expenses comprise payroll and consulting fees and professional fees.  The increase for the three months ended September 30, 2014 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to directors, consultants and an employee.

For the three months ended September 30, 2014 and 2013, we incurred $96,660 and $64,761, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The increase for the three months ended September 30, 2014 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to a consultant and an employee.

Principal amounts owed on notes payable totaled $308,869 and $295,496 as of September 30, 2014 and December 31, 2013, respectively.  Interest expense on these obligations for the three months ended September 30, 2014 and 2013, was $6,192 and $6,125, respectively. The interest rates on this debt range from 4.63% to 10.00% per annum.

Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, we had no revenues or associated cost of goods sold.  However, for the nine months ended September 30, 2013, we had revenues of $379,554 and associated costs of goods sold of $239,436.

For the nine months ended September 30, 2014, we had a net loss of $1,532,712, compared with a net loss of $957,896 for the nine months ended September 30, 2013. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The increase in net loss for the nine months ended September 30, 2014, compared to the same period in 2013, was due to a decrease in revenues and higher stock-based compensation expense for options granted to directors, employees and consultants.

For the nine months ended September 30, 2014 and 2013, we incurred $1,164,435 and $856,664, respectively, in general and administrative expenses. The majority of these expenses comprise payroll, consulting fees and professional fees.  The increase for the nine months ended September 30, 2014, compared to the same period in 2013, was due primarily to higher stock-based compensation for options granted to directors, employees and consultants.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the nine months ended September 30, 2014 and 2013, we incurred $313,153 and $184,643, respectively, in research and development expenses as a result of prototype development costs, consulting, and other research activities. The increase for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to higher stock-based compensation for the grant of options to consultants and an employee as well as the result of additional research and development and prototype development costs.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on the notes payable during the nine months ended September 30, 2014 and 2013, was $18,651 and $18,880, respectively. The interest rates on this debt range from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of September 30, 2014, our working capital deficiency was $3,245,838, compared to a working capital deficiency of $3,333,251 as of December 31, 2013. We have incurred significant losses from inception through September 30, 2014, which have resulted in an accumulated deficit of $32,954,696.  The stockholders’ deficit as of September 30, 2014 was $3,027,614, compared to $3,107,800 as of December 31, 2013.  This change is due to the sale of restricted shares of common stock being greater than the net loss for the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, we generated cash of $1,222,250 through the sale of 18,521,429 shares of common stock to 21 accredited investors at prices ranging from $0.05 per share to $0.085 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. There is substantial doubt that we will be able to continue as a going concern.  Through the date of this report on Form 10-Q, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

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

We believe that many of the risks previously discussed in our SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:

•	Rigorous government scrutiny and regulation of our products and planned products;
•	Potential effects of adverse publicity regarding ozone and related technologies or industries;
•	Failure to sustain or manage growth including the failure to continue to develop new products; and
•	The potential inability to obtain needed financing or to obtain funding on terms favorable to us.

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

We recognize revenue when a contractual arrangement exists, product is shipped, payment from the customer is reasonably assured, and the price is fixed or determinable.  We record customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to the customer.

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of September 30, 2014.

We account for equity securities issued for services rendered at the fair value of the securities on the date of grant.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.  In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  We will adopt ASU 2014-09 during the first quarter of fiscal 2017.  Management is evaluating the provisions of this update and has not determined what impact its adoption will have on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2014 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the nine months ended September 30, 2014 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we sold an aggregate of 18,521,429 restricted shares of common stock to 21 accredited investors for cash proceeds totaling $1,222,250 at prices ranging from $0.05 to $0.085 per share, as follows:

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

On September 23, 2014, we sold 2,471,429 shares of common stock to five accredited investors for cash proceeds totaling $173,000, or $0.07 per share.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On October 7, 2014, Richard G. Solomon, a member of our Board of Directors, submitted his resignation to pursue other interests, effective immediately.  The Board of Directors accepted Mr. Solomon’s resignation and thanked him for his many years of service as a director.  Mr. Solomon’s resignation is not due to any disagreements with the Company or any officer or director of the Company.

On October 7, 2014, the Board of Directors appointed Vincent C. Caponi to fill the vacancy created by the resignation of Mr. Solomon.  Mr. Caponi, age 64, currently serves as the Executive Chairman of the Board of Directors of St. Vincent Health located in Indianapolis, Indiana.  St. Vincent Health is a member of Ascension Health, the nation’s largest Catholic and not-for-profit health system.  Prior to assuming the Executive Board Chair position in July 2013, Mr. Caponi served as the CEO of St. Vincent Health for 15 years and for four years as the Ministry Market Leader for Indiana and Wisconsin.  During this tenure, he led the integration of six critical access hospitals, St. John’s Health System in Anderson, the St. Vincent Heart Center of Indiana, St. Vincent Women’s Hospital, and St. Vincent Medical Group into a comprehensive health network.  Also, he oversaw the addition of the Peyton Manning Children’s Hospital at St. Vincent, Seton Specialty Hospital, St. Vincent Hospital Fishers, in addition to multiple joint ventures, program developments, hospital expansions, and affiliations with health care providers and community partners.  Prior to joining St. Vincent Health, Mr. Caponi served as the President and CEO of St. Vincent’s Hospital in Birmingham, Alabama.  Earlier in his career he served as the President and CEO of St. Joseph Hospital in Augusta, Georgia, and as the President and CEO of United Memorial Hospital in Greenville, Michigan.  He also served as an Assistant Administrator at the Memorial Hospital in Owasso, Michigan.  Mr. Caponi holds an honorary doctorate in Business Administration from Marian University, a Master’s degree in Health Services Administration from Central Michigan, and a Bachelor of Arts from Xavier University.  He is on the board of directors of Xavier University, Indiana Hospital Association (past chair), the Indianapolis Symphony Orchestra (incoming chair), Central Indiana United Way (past chair), Little Sisters of the Poor, Indiana Health Information Exchange (chair), Indiana State Chamber of Commerce, and the American Heart Association – Midwest Affiliate.  He is a past board member of the Boy Scouts of America – Crossroads of America Council, Brebeuf Jesuit Preparatory School (past chair), and the Indiana Health Forum.

The Board of Directors authorized a grant to Mr. Caponi of options to purchase 1,000,000 shares of our common stock at a price of $0.16 per share, which was the last sales price of the common stock on the date of grant.  The options vest on the first anniversary of the date of grant; provided, that the options will vest immediately in the event of the sale or a change in control of the Company prior to the anniversary date.  The options are exercisable for a period of five years from the date of grant.  The grant date fair value of the options was $140,497.

In making this appointment, the Board of Directors considered the extensive and successful experience of Mr. Caponi in the healthcare industry and his extensive management background to be of significance to our business plans.

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

October 24, 2014