Form 10-K
period 2014-12-31
MEDIZONE INTERNATIONAL INC
filed 2015-02-13
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $63,760,975, computed by reference to the average bid and asked price of the common stock on such date of $0.199 per share.

There were 346,334,068 shares of the registrant’s common stock outstanding as of February 13, 2015.

Documents incorporated by reference.  None

i

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2014

ii

PART I

Item 1.  Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I. Item 1A. “Risk Factors,” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Medizone,” “Company,” “we,” “us,” and “our” in this document refer to Medizone International, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.  In addition, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

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

Introduction

We were incorporated in January 1986. Our focus is in the field of hospital disinfection.  During the year ended December 31, 2012, we generated our first significant revenues from the sale of our AsepticSure® hospital disinfection system.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

During 2012, we had initial sales of our patented ozone disinfectant system, AsepticSure® for hospitals, long-term care facilities and other critical infrastructure.  In the AsepticSure® system, oxygen atoms are misted into the environment with a hydrogen peroxide vapor.  The AsepticSure® formula creates Trioxidane, which separates our system from other ozone systems.  AsepticSure® has repeatedly demonstrated a 6-log (99.9999%) bactericidal kill inside an enclosed space without residual damage to the room contents.

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

Early in 2008, we began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time.  This new direction included re-positioning the Company to pursue an initiative in the field of hospital disinfection. Following laboratory results with Bacillus subtilis, an internationally recognized surrogate for anthrax, that produced 7 log reductions (sterilization), we expanded our research and business plan to include bio-terrorism countermeasures as well as hospital disinfection and critical infrastructure de-contamination.

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

We took delivery at the end of January 2013 of the first AsepticSure® system constructed by our new contract manufacturer, Transformix Engineering, located in Kingston, Ontario, Canada (“Transformix”).  Transformix delivered an additional four units from the initial build order during February 2013.  The units passed performance confirmation testing at our Innovation Park laboratories.  The build quality of the system appears to be very good.  Six additional systems were delivered during December 2013 and are included as part of our inventory as of December 31, 2014 and are available for sale.

In January 2013, Singapore issued us our Health Care Patent (P-no.: 176977 ‒ Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture).  We consider this significant for our business growth in Asia.  According to published reports, the treatment of non-resident and foreign patients (the “medical tourism market”) in Singapore has been growing rapidly and as reported by the Singapore press holdings on-line portal, AsiaOne, there were approximately 850,000 foreign patients treated in Singapore medical facilities during 2012, producing revenues of about $3.5 billion.  We believe Singapore could become a lucrative market for AsepticSure® sales as the medical system there seeks to distinguish itself with the safest hospitals possible in order to promote continued growth in the expanding medical tourism market.

In January 2013, we completed successful safety and preliminary operational trials of the AsepticSure® system at the Belleville General Hospital site of Quinte Health Care in Canada (“QHC”).  Belleville General is a medium-sized community hospital affiliated with Queen’s University in Ontario, Canada.  In collaboration with Contamination Control Company (C3), an Ontario-based provider of AsepticSure® services in Canada, we believe that these trials unequivocally demonstrate the safety and ease of operation of the AsepticSure® disinfection system in a functioning health care setting.  During the tests, the turnaround time for disinfection and reoccupation of the hospital rooms was less than 90 minutes.

In April 2013, we entered into an agreement with Wood Wyant Canada (“Wood Wyant”), a subsidiary of Sanimarc Group, to become a National Hospital Distributor of AsepticSure® in Canada.  Wood Wyant is national in scope and regional in focus, serving Canada from 16 diverse locations across all 10 provinces, providing both sales and service to the hospital market.  We delivered an order of five systems to Wood Wyant for proceeds totaling $375,000.

In June 2013, QHC’s Belleville General Hospital in Ontario, Canada suffered a severe outbreak of MRSA on a 14-bed ward.  According to Dr. Dick Zoutman, Chief of Staff for the hospital (and a consultant to Medizone), “On average we have had one or two new MRSA cases per month on the ward. This is in keeping with averages being reported within the health care system nationally. In June we noted a rapidly spreading MRSA problem on the ward that reached seven rooms over a short period of time.”  At that time, the hospital began using the AsepticSure® room disinfection system.  The results were immediate, and all traces of MRSA were immediately and entirely eliminated from the ward, based on cultures of 120 surfaces of the treated rooms conducted before and after the AsepticSure® system was used.

In addition to full room disinfection, all support equipment associated with each contaminated room was also disinfected using AsepticSure® as well in virtually eliminating MRSA from the ward. These mobile pieces of patient care equipment are notoriously hard to clean by hand.  The ease of the use of AsepticSure® was also noted in the process.  The longer term effects of the treatments were more fully appreciated after a six-month follow-up completed in January 2014 indicated that no further illness related to MRSA was reported by the hospital.  We believe that our experience in the practical application of AsepticSure® at QHC’s Belleville General Hospital demonstrates a new standard for clean hospitals and will lead to saving thousands of lives, while reducing the overall cost of hospital care by avoiding the cost of treating these largely preventable infections.  It is estimated by the CDC to cost approximately $25,000 per new infection.

In January 2015, a senior official at QHC informed Medizone that following the use of AsepticSure® to treat the MRSA outbreak at Belleville and two C-difficile outbreaks at QHC’s Trenton Memorial Hospital, the hospitals reported no further cases of illness related to MRSA or C-difficile, citing the use of AsepticSure® as a significant factor in this achievement.

In May 2014, at the Infection Prevention and Control Association of Canada (“IPAC”) Annual Scientific Meeting in Halifax, Nova Scotia, Canada, Dr. Zoutman further reported that each of the rooms disinfected with AsepticSure® at Belleville in June 2013 had now gone a full year without another case of MRSA.

Using the Belleville example of reporting an historical average of one to two new MRSA infections per month on the ward, to go a full year without a new infection would appear to have prevented approximately 18 new cases of hospital acquired MRSA infections.  The projected savings to the hospital is estimated at approximately $450,000 for cleaning each room one time.

We believe that this extraordinary demonstration of disinfection efficacy by AsepticSure® underscores the importance of obtaining 100% kill of infective pathogens in health care settings if the re-infection cycle is to be broken.  At Medizone’s research laboratories located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, Dr. Michael Shannon, the Company’s President and Director of Medical Affairs has demonstrated the requirement to obtain 100% kill in laboratory.  Using a 5-log control of MRSA Dr. Shannon intentionally obtained a partial kill of 3-log (99.9% kill of the bacteria.)  The importance of demonstrating with a 3-log kill is that 3-log is a greater kill than any current hospital double cleaning practice or other technology has proven capable of throughout an entire room.  Only AsepticSure® has demonstrated the ability to obtain 100% kill in both laboratory and real world settings.

For this test following a 3-log, 99.9% kill of the MRSA bacteria, the test dish was simply set aside and observed.  In five hours the remaining 0.1% of surviving bacteria began to regenerate.  In five days it had grown back to full strength. All current cleaning practices known, with the exception of AsepticSure®, have failed to demonstrate 100% kill. The regeneration of infective pathogens is a major contributing factor to reinfection, commonly experienced as HAI or infections that are acquired in hospital.  AsepticSure® has now demonstrated the ability to break that reinfection cycle both in laboratory and at Belleville General Hospital.

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

2014 Patent Developments

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

In December 2014, the U.S. PTO issued a Notice of Allowance for our U.S. Patent Application No. 13/821/496 Title: Sports Equipment and Facility Disinfection.  The fees have been paid and we are now waiting for this patent to be formally granted. With this patent, we will hold three US patents for our AsepticSure® system and processes for Health Care, Bio-defense Counter Measures, and Sports Equipment and Facility Disinfection.

Canadian Foundation for Global Health (“CFGH”) – Consolidated Variable Interest Entity

In 2008, we assisted in the formation of CFGH, a not-for-profit foundation based in Ottawa, Canada.  We helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with us for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit, and (2) to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.  We recently reorganized CFGH to comply with the new Canada Not-for-profit Corporations Act.

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

CFGH is registered as a not-for-profit corporation under Canadian Federal Charter.  Dr. Michael Shannon M.A., M.Sc., M.D. is President of CFGH and maintains offices at CFGH.  Mr. Brad Goble, President of TDVGlobal, Inc., is also a board member of CFGH and serves as the Secretary-Treasurer for that organization. According to its website, TDVGlobal, Inc. “is a strategic management consulting company” focusing on the public sector.  It is based in Ottawa, Ontario, Canada.  Other members of the CFGH board are Edwin Marshall (our Chief Executive Officer and Chairman), Daniel Hoyt (one of our directors), Dr. Jill Marshall, NMD, (Mr. Marshall’s wife and a former corporate officer of the Company), and Dr. Ron St. John.

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

Regulatory Affairs

The regulatory arm of Health Canada has given us an opinion letter stating that our AsepticSure® disinfection system will not be regulated in Canada as a disinfectant, as there is no surface residual following room treatment.  In addition, AsepticSure® will not be regulated in Canada as a medical device.  As a result of this very favorable ruling, we began marketing and selling AsepticSure® in the Canadian market during 2013.

New Zealand regulatory authorities have taken a similar position to the Canadian authorities, making New Zealand the second country in which we are authorized and began to sell the AsepticSure® hospital disinfection system during 2013.

We anticipate that the United States will become the third country to approve the sale of AsepticSure®.  The United States Food and Drug Administration (“FDA”) has ruled that AsepticSure® is a Class I medical device (Code LRJ, Class I Disinfectant, Medical Devices; covered under 880.6890 General Purpose Disinfectants).  This is the lowest and safest medical device class. According to FDA 21 CFR Parts 862-892, the technology is exempted from pre-market authorization, so FDA approval need only be sought when the technology is mature, validated and market-ready.

Interaction with the Environmental Protection Agency (“EPA”) has progressed more slowly.  The EPA allows the use of ozone with no reporting or record keeping requirements.  The EPA appears to accept that from an environmental perspective, the room is safe to occupy following an AsepticSure® disinfection.  The EPA has been provided with an independent environmental report titled “Ozone and Hydrogen Peroxide Industrial Hygiene Environmental Monitoring” that confirms the safety of the room following disinfection.  The report was done by two highly reputable firms.  The levels of both O3 and H2O2 following disinfection, when the door was opened, was demonstrated as being well below all international regulatory requirements including the U.S. Occupational Safety and Health Administration (OSHA) and the EPA.

Results were compared to the following occupational exposure limits and environmental criteria: the Ontario Regulation respecting Control of Exposure to Biological or Chemical Agents (O. Reg. 833) Time‐Weighted Average (“TWA”), Short‐Term Exposure Limit (“STEL”), and Excursion Limit; OSHA; Permissible Exposure Limit TWA (“PEL‐TWA”); the American Conference of Governmental Industrial Hygienists (“ACGIH®”) Threshold Limit Value TWA (“TLV®‐TWA”) and Excursion Limits; the Ontario Ambient Air Quality Criteria (“AAQC”); Health Canada’s published Lowest Observed Adverse Effect Level (“LOAEL”); and the EPA National Ambient Air Quality Standards (“NAAQS”).

Ozone can damage the lungs if it is inhaled.  Inhaling ozone may cause respiratory problems in healthy individuals and may worsen chronic respiratory diseases.  Because of these risks, it is important to follow proper procedures when using ozone technology.  Along with technology development and scientific testing of our hospital disinfection system, we are developing protocols for room sealing during the treatment period, followed by ozone-destruct to habitable standards prior to re-entry and returning the space to service.  We utilize appropriate detection equipment and have taken countermeasures in design and in the test lab environment to reduce the risk of exposure to these substances in levels that would be harmful to personnel employing the technology.  The correct use of our equipment will not expose a human to any toxic gas levels that would exceed EPA standards.  The EPA also requires proof of efficacy data, done to EPA protocols.

The AsepticSure® system’s technology does not fit easily in the existing EPA protocols.  The EPA refers to AsepticSure® as a “fogger”, which would fall under the agency’s Pesticides Products Division. While internally we do not consider AsepticSure® a pesticide, the Pesticides Products Division of the EPA is the organization within the EPA from which we must gain regulatory approval. The EPA requires pesticides to go through rigorous testing to demonstrate efficacy as well as safety. The EPA does not consider data generated outside of its own approved protocols, such as peer reviewed journal literature or real world results, in considering a product’s efficacy. Thus the identification of a protocol that the EPA would approve, and Medizone could perform, to demonstrate AsepticSure®’s efficacy has been problematic.  In late December 2014, Medizone and the EPA agreed to a new protocol proposed by the EPA and now formally approved.  The required work has been started.  Following completion it will be formally submitted to the EPA.  We remain hopeful this will be the last requirement by the EPA and AsepticSure® will then obtain approval by the agency, which we anticipate will open the US market to AsepticSure®.

The manufacturing and marketing of our AsepticSure® system is subject to the standards of Good Manufacturing Practices. We have not had any difficulty or unreasonable expense in meeting these standards.

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

On November 22, 2011, our Canadian national patent application for our foundational patent was approved (Canadian Patent No. 2735739).  International application filings of that issued patent are now being processed in Mexico, Japan, Korea, China and the 38 member countries of the EU Patent Treaty, including the United Kingdom.  A patent was issued in Singapore in January 2013.

In January 2012, we received a formal report from the PCT Examiners on both our Medical Countermeasures Application and our application for treating pests such as bed bugs.  The PCT Examiners reported they had found no prior art of which we were not previously aware.  In respect to both cases all claims have been ruled to “possess both novelty and inventive step, so they can proceed without further amendment or argument.”

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

Employees

As of December 31, 2014, we had three employees, including two full-time employees in the United States and one full-time employee in Canada.

Additional Available Information

We maintain executive offices and principal facilities at 4000 Bridgeway, Suite 401, Sausalito, California 94965.  Our telephone number is (415) 331-0303.  We maintain a World Wide Website at http://medizoneint.com. The information on our website should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including the Company, at http://www.sec.gov.

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

Risks Related to Our Business

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  We have incurred significant losses since inception, which have generated an accumulated deficit of $33,362,424 as of December 31, 2014.  These losses and this significant accumulated deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect losses to continue for the foreseeable future. We have only recently begun to generate revenues from operations and in 2014 we did not generate any revenues. No assurance can be given that our business activities will ever generate substantial revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our operating expenses. We will require additional financing in the future to cover our operating costs.  If we are unable to obtain additional financing, we may be required to file for bankruptcy or liquidate the Company.  We have financed our operations since inception by the sale of common stock in small private placements to accredited investors and drawdowns under a private equity line of credit.  There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are acceptable to the Company.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future.  Our strategy for financing operations includes the sale of our common stock.  The sale of equity securities or of securities that are convertible to our common stock will result in possible significant dilution to our stockholders and may adversely affect the trading prices of our common stock.  We will require substantial additional capital to meet our obligations and to commercialize our technology.  The lack of assets and borrowing capacity makes it most likely that funding, if obtained, will be through sales of common stock or other securities.  No assurances can be given that we will be able to obtain sufficient additional capital to continue our intended research program, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

General economic conditions may affect our revenue and harm our business.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing some disruption in the past few years. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased As a result, reserves for doubtful accounts and write-offs of accounts receivable could become necessary.  Our cash flows may be adversely affected by delayed payments or underpayments by our customers.

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

Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third-party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology.

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

Market Risks

There is only a volatile, limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the Over-the-Counter Bulletin Board (“OTCQB”).  During the year ended December 31, 2014, the common stock traded on the OTCQB from a high closing price of $0.29 to a low of $0.05 per share.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock.  With the low price of our common stock, any securities placement by us would be dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

Item 2.  Properties

Our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease term runs through December 31, 2015 with monthly lease payments of approximately $2,300.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term is month to month with a lease payment of $1,375 Canadian Dollars (“CD”) plus the applicable goods and services tax (“GST”).  A second laboratory space for full scale room testing and a storage unit are also leased on a month-to-month basis with lease payments of CD$1,375 and CD$475, respectively, plus the applicable GST.  We estimate that our current facilities are sufficient to meet our needs for the next 12 months.

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

Several years ago, a former consultant brought an action against the Company styled Rakas vs. Medizone International, Inc., in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and ordered that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of December 31, 2014 and 2013.  The Company intends to contest the judgment when it is able to do so in the future.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB market under the symbol MZEI.

The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the OTCQB market, as reported by the OTCQB (see www.otcmarkets.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2013	High	Low
First Quarter Ended March 31	$0.11	$0.08
Second Quarter Ended June 30	$0.17	$0.07
Third Quarter Ended September 30	$0.14	$0.08
Fourth Quarter Ended December 31	$0.10	$0.06

Fiscal Year 2014
First Quarter Ended March 31	$0.17	$0.05
Second Quarter Ended June 30	$0.29	$0.16
Third Quarter Ended September 30	$0.22	$0.11
Fourth Quarter Ended December 31	$0.19	$0.08

Holders

As of December 31, 2014, we had approximately 2,400 holders of record of our common stock and 346,034,068 shares of common stock outstanding.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

We did not purchase any of our own securities during the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and discussion provides certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	18,565,000	0.18	2,685,000
Total	18,565,000	0.18	2,685,000

(1)   Includes shares subject to awards granted or available for grant under consulting and employment agreements as well as the following plans: 2008 Equity Compensation Plan, 2009 Incentive Stock Plan, 2012 Equity Incentive Award Plan (350,000 remaining available), and 2014 Equity Incentive Plan (2,335,000 remaining available).

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company.

During November 2014, we sold 2,907,143 restricted shares of common stock to five accredited investors for cash proceeds totaling $203,500, or $0.07 per share.

During December 2014, we sold 2,550,000 restricted shares of common stock to an accredited investor for cash proceeds totaling $178,500, or $0.07 per share.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014, we had a net loss of $1,940,440, compared to a net loss for the year ended December 31, 2013 of $1,336,992.  The primary reasons for the significant increase in the net loss from the prior year is that no sales were generated during 2014, and we incurred higher stock-based compensation expense for options granted to directors, officers, employees and consultants.  Our primary expenses are payroll and consulting fees, research and development expenses, office expenses, interest expense and compensation expense recorded as a result of our issuance of restricted common stock and the grant of stock options.  Net loss per common share was ($0.01) and ($0.00) for 2014 and 2013, respectively.

During the year ended December 31, 2014, there were no sales compared to $379,554 of sales during the year ended December 31, 2013.  Related cost of goods sold totaled $239,410 during the year ended December 31, 2013.  As of December 31, 2014, we held deposits totaling $30,000 for units to be delivered in 2015.

General and administrative expenses for 2014 were $1,445,049, compared to $1,125,681 for 2013.  The key expenses include payroll and consulting fees, professional fees, director fees, and performance bonuses.  The increase from the prior year was due primarily to higher stock-based compensation for options granted to directors, employees and consultants.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Research and development expenses for 2014 were $420,945, compared to $278,280 for 2013.  The increase from the prior year was primarily due to higher stock-based compensation for the grant of options to consultants and an employee as well as the result of additional research and development and prototype development costs.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Principal amounts owed on notes payable totaled $298,241 as of December 31, 2014, and $295,496 as of December 31, 2013.  Interest expense on these obligations totaled $25,176 for 2014 and $25,242 for 2013.  The interest rates on this debt ranged from 4% to 10% per annum.

At this time, based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production.  We have six units currently available for sale and held in inventory.

Liquidity and Capital Resources

As of December 31, 2014, our working capital deficiency was $3,235,007 compared to $3,333,251 as of December 31, 2013.  The total stockholders’ deficit as of December 31, 2014 was $3,021,832 compared to $3,107,800 as of December 31, 2013.

During 2012, we generated initial sales of our AsepticSure® disinfection system.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further the ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $1,500,000 during the next 12 months for continued production manufacturing and related activities, research, development, marketing activities, as well as for general corporate purposes.

During 2014, we raised a total of $1,604,250 through the sale of 23,978,572 shares of common stock at prices ranging from $0.05 to $0.085 per share.  We used the proceeds from these securities issuances to keep current in our reporting obligations under the Exchange Act and to pay certain other corporate obligations.  Subsequent to December 31, 2014, through the date of this report, we have raised a total of $21,000 through the sale of 300,000 shares of common stock at a price of $0.07 per share.

Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Since inception, it has been necessary for us to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern.  If we do not obtain additional financing in the near future, we may be required to curtail or discontinue operations or to seek protection under the bankruptcy laws.

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

We record compensation expense in connection with the granting of stock options and their vesting periods based on their fair values. We estimate the fair values of stock option awards issued to employees at the grant date by using the Black-Scholes option-pricing model. For stock options issued to consultants and other non-employees, we estimate the related expense using the Black-Scholes option-pricing model.  For stock options with a service condition, the expense is measured at the grant date and expensed over the vesting period.  For stock options with a performance condition, the expense is measured when it is probable that the performance condition will be met, subsequently re-measured at each reporting date, and trued up upon the final completion of the performance condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein.  Early adoption is not permitted.  We are currently assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  We are currently assessing the impact, if any, of implementing this guidance will have on the Company.

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

Outlook

The following discussion is intended to provide a brief overview of management’s plans moving forward with our AsepticSure® product line as we continue our transition from research and development to production and sales.  The achievement of these plans is subject to risks.  Those risks include, but are not limited, to the results of ongoing clinical studies, economic conditions, product and technology development, production efficiencies, product demand, the existence of competitive products, an increasingly competitive environment for our technologies, successful testing and government regulatory issues as well as the outcome of various relationships with other companies that are still in the development stage at the time of filing of this report.

The AsepticSure® production design targets a lead-free, high level green content and system design intended to be globally acceptable to the most stringent regulatory and import licensing bodies.  Our original market penetration plan initially targeted North America exclusively.  However, that could be subject to change if market demand from other sectors, such as Asia, justifies an earlier expansion into those regions than originally planned.  In any case, should we decide to pursue sales outside of North America in 2015, we expect that this would not occur until the latter half of the year.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes are set forth beginning on page 30 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (US GAAP).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992), or the COSO criteria.  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of December 31, 2014 were effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2014.

Name	Age	Position
Edwin G. Marshall	72	Chairman of the Board, Chief Executive Officer
Michael E. Shannon	66	Director, President, and Director of Medical Affairs, President of CFGH
Daniel D. Hoyt	75	Director
David A. Esposito	46	Director
Vincent C. Caponi	65	Director
Thomas E. Auger	45	Chief Financial Officer

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

Daniel D. Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 37 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. From June 1996 until June 2010, Mr. Hoyt was the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.  He also serves on the Development Board of the Indiana University Simon Cancer Center (since January 2000) and is the Vice-Chair of the Board of the St. Vincent Foundation in Indianapolis, Indiana. Mr. Hoyt serves on our Audit and Compensation Committees.

David A. Esposito became a director in February 2014.  Mr. Esposito is the President and CEO of Armune BioScience, Inc., an early stage medical diagnostics company focused on developing and commercializing unique technology for diagnostic and prognostic tests for prostate, lung, and breast cancers.  From 2011 to 2013, Mr. Esposito was Vice President, Commercial Operations, at Thermo Fisher Scientific.  Before joining Thermo Fisher Scientific, he was President and General Manager of Phadia US Inc., a specialty diagnostics company from 2009 until its acquisition by Thermo Fisher Scientific in 2011.  He was employed in various positions by Merck & Co., Inc. from 1996 to 2009, including stints as Executive Director of the Respiratory Marketing Team (2006-2007), New Commercial Model (2007-2008), and US Commercial Strategy (2008-2009).  He was a combat infantry officer (Lt., US Army Infantry, 101st Airborne Division) from 1990-1993 and served in Operation Desert Storm in 1991, where he was awarded the Bronze Star Medal for combat action in Iraq. He received a BS degree in civil engineering at the United States Military Academy (West Point), and an MBA from Syracuse University.  He also completed an executive education program, Competitive Marketing Strategy Program, at The Wharton School (University of Pennsylvania). Mr. Esposito chairs our Audit Committee and is a member of the Compensation Committee.

Vincent C. Caponi became a director in October 2014.  Mr. Caponi currently serves as the Executive Chairman of the Board of St. Vincent Health and as a Senior Vice President of Ascension Health Alliance. Until July 2013, Mr. Caponi served as the Chief Executive Officer of St. Vincent Health. He grew the St. Vincent Health ministry to a 22-hospital system serving central and southern Indiana. St. Vincent Health is one of Indiana’s largest employers.  Ascension Health of St. Louis, Missouri – the sponsor of St. Vincent Health – is the nation’s largest Catholic non-profit health system with 130 hospitals located in eight states.  Mr. Caponi is the chair of the Compensation Committee at Welch Allyn and is also a member of their Audit Committee. Mr. Caponi is the chair of our Compensation Committee and serves on our Audit Committee.

Thomas (Tommy) E. Auger joined us as our Chief Financial Officer in December 2010.  Since August 2010, Mr. Auger has been engaged as a consultant on accounting and financial operations for private companies and senior management.  From August 2008 until August 2010, he was the Chief Financial Officer of Red Ledges Land Development, Inc., a private developer of recreational and vacation properties in Utah.  From September 2004 until August 2008, he was vice president of finance and administration for Talisker Corporation, a private company engaged in developing, owning and operating recreation properties and resorts in North America.  From 1994 until 2004, Mr. Auger was an accountant with the international accounting firms Deloitte and Touche (1994-1995), KPMG LLP (1995-1999 and 2002-2004) and Arthur Andersen (1999-2002).  Mr. Auger is a CPA licensed in Utah and Oklahoma and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants (“UACPA”).  He is a member of the UACPA Leadership Council, and also served as committee chair of the ProNet Council for many years.  He received an MS in Accounting in 1994 and a BS in Accounting in May 1993 from Oklahoma City University.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board of Directors establishes policy and provides strategic direction, oversight, and control of the Company.  The Board of Directors met five times during the year ended December 31, 2014. All directors participated in all of the meetings held by the Board of Directors.  The Board of Directors has no nominating or other committees except for audit and compensation committees established in January 2015.

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

Board’s Role in Risk Oversight

Because we did not have an audit committee until January 2015, the full Board of Directors was responsible for the assessment and oversight of our financial risk exposures in prior years.  The Board of Directors played an active role in our risk oversight and was responsible for overseeing the processes established to report and monitor systems that mitigate material risks applicable to our Company.  These risks include financial, technological, competitive and operational risks.  The Board of Directors assessed the risks affecting or potentially affecting the business on an ongoing basis at its regular and special meetings.  The Board of Directors dedicated time at each of these meetings to review and consider these risks.  As we begin to bring our technology to market and our operations become more complex, we expect to increase the number of independent directors on our Board of Directors and to delegate to the board committees described below responsibility to assist management in assessing and overseeing our management of risks affecting our business.

The Board of Directors and Committees

The Board of Directors has determined that Mr. Hoyt, Mr. Esposito and Mr. Caponi are independent directors as defined by the rules of the NASDAQ Stock Market, as discussed below.  Our common stock is currently traded on the OTCQB.  This market does not impose definitions or standards relating to director independence or the composition of committees with independent directors.  We have not appointed a “lead independent director.”

Board Committees

During January 2015, our Board of Directors formed an Audit Committee and a Compensation Committee.

Audit Committee.  The Audit Committee of the Board of Directors (the “Audit Committee”) is a standing committee of the Board, which has been established as required by Section 3(a) of the Exchange Act.  Members of the Audit Committee are Mr. Esposito, Chairman, and Mr. Hoyt and Mr. Caponi, each of whom meets the definition of “independent” set forth above.  The Board has determined that Mr. Caponi is an “audit committee financial expert,” as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Board also believes that each member of the Audit Committee meets stock exchange requirements regarding financial literacy.  The Audit Committee’s responsibilities include: (i) appointing the independent registered public accounting firm of the Company, (ii) reviewing, approving and monitoring the scope and cost of any proposed audit and non-audit services that are provided by, as well as the qualifications and independence of, the independent registered public accounting firm, (iii) reviewing and monitoring with the independent registered public accounting firm, and any internal audit staff, the results of audits, any recommendations from the independent registered public accounting firm and the status of management’s actions for implementing such recommendations, as well as the quality and adequacy of our internal financial controls and any internal audit staff, and (iv) reviewing and monitoring our annual and quarterly financial statements and the status of material pending litigation and regulatory proceedings.

Compensation Committee.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) includes as members Mr. Caponi, Chairman, Mr. Hoyt and Mr. Esposito, each of whom meets the definition of “independent” as indicated above.  In addition, all members of the Compensation Committee are outside directors as defined by Rule 162(m) of the Internal Revenue Code and are non-employee directors as defined by the applicable regulations promulgated by the SEC under the Exchange Act.  The Compensation Committee’s responsibilities include: (i) reviewing and recommending to the full Board of Directors the salaries, bonuses, and other forms of compensation and benefit plans for management and (ii) administering our equity compensation plans.  The duties of the Compensation Committee as the administrator of those plans include, but are not limited to, determining those persons who are eligible to receive awards, establishing terms of all awards, authorizing officers of the Company to execute grants of awards, and interpreting the provisions of the equity compensation plans and grants that are made under those plans.  The Compensation Committee is also responsible for reviewing and approving the Compensation Discussion and Analysis.

As of the date of this report, we do not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors during the next year to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at an annual meeting of stockholders, fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Risk Oversight and Management

Our Board of Directors is actively involved in the oversight and management of the material risks that could affect the Company.  Historically, our Board of Directors has carried out its risk oversight and management responsibilities by monitoring risk directly as a full board. The Board’s direct role in our risk management process includes receiving regular reports from our executive officers and other members of senior management on areas of material risk to the Company, including operational, strategic, financial, legal and regulatory risks.

With the formation of an Audit Committee and a Compensation Committee, the Board has delegated the oversight and management of certain risks to the Audit Committee and Compensation Committee. The Audit Committee is responsible for the oversight of Company risks relating to accounting matters, financial reporting and related party transactions. To satisfy these oversight responsibilities, the Audit Committee will regularly meet with and receive reports from the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm.

The Compensation Committee is responsible for the oversight of risk relating to the Company’s compensation and benefits programs. To satisfy these oversight responsibilities, the Compensation Committee will regularly meet with and receive reports from the Company’s Chief Executive Officer and Chief Financial Officer to understand the financial, human resources and shareholder implications of compensation and benefits decisions.

Board Committee Charters

A written charter has been adopted for each of the Audit Committee and the Compensation Committee. Copies of the Audit Committee Charter and the Compensation Committee Charter are available, free of charge, on the Company’s website at http://medizoneint.com under the “Corporate Governance” tab. The information contained on the website is not incorporated by reference in, or considered part of, this report.

Item 11.  Executive Compensation

The following table summarizes information concerning the compensation of our Chief Executive Officer (principal executive officer) during the years ended December 31, 2014 and 2013, and our two other highest paid executive officers for services rendered in all capacities with the principal executive officer collectively, the “Named Executive Officers” who were serving in such capacities as of December 31, 2014.

Summary Compensation Table

Name and principal position	Year	Salary	Option awards	Total
(a)	(b)	(c)	(e)	(f)

Edwin G. Marshall (1) (2)	2014	$195,000	$35,784	$230,784
Chairman and Chief Executive Officer	2013	$195,000	$-	$195,000

Michael E. Shannon (3)	2014	$213,311	$149,853	$363,164
Director of Medical Affairs	2013	$233,245	$-	$233,245

Thomas (“Tommy”) E. Auger (4)	2014	$60,000	$14,314	$74,314
Chief Financial Officer	2013	$60,000	$-	$60,000

(1)
No stock awards were made during these periods and therefore Column (d) is omitted from this table.  One other cash payment of $9,149 was made during 2013 related to accrued wages for a prior period. No other cash payments were made or accrued during the years indicated. Amount in column (e) represents the fair value on the date of grant of compensation paid Mr. Marshall in the form of stock options granted as compensation for Mr. Marshall’s service as a member of our Board of Directors (see “Director Compensation” following this section). Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife) were $82,000 in 2014 and 2013, respectively. Those payments are not included in the table.

(2)
Aggregate accrued and unpaid wages owed Mr. Marshall for prior periods as of December 31, 2014, totaled $1,065,189. Aggregated accrued and unpaid wages and consulting fees owed to Dr. Jill Marshall for prior periods as of December 31, 2014, totaled $441,583.

(3)
Dr. Shannon is President of Medizone and of CFGH, and serves as the Director of Medical Affairs and President of the Company. His salary (column (c)) is paid by CFGH in CD.  Base salary is CD$240,000 per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year.  The average exchange rates for 2014 and 2013 were 0.8887995 and 0.971855, respectively.  Column (e) represents the fair value on the date of grant of compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”).  Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2014.

(4)
Mr. Auger became our Chief Financial Officer on December 30, 2010. Mr. Auger’s services are provided to the Company under a consulting agreement. The fee paid to Mr. Auger was $60,000 for both 2014 and 2013.  Column (e) represents the fair value on the date of grants of options granted by the Company in 2014 to Mr. Auger to purchase 100,000 shares of common stock at an exercise price of $0.163 per share. These options are fully vested.

We do not have any written employment agreements with any employee. Our Board of Directors did not have a compensation committee or audit committee until January 2015.  Through January 2015, the Board of Directors determined matters concerning the compensation of executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2014, and that such filings were timely.

Outstanding Equity Awards as of Fiscal Year-End 2014

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2014:

	Option Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Edwin G. Marshall Principal Executive Officer	2,250,000	-	-	Various	Various
Michael E. Shannon President	4,750,000	-	-	Various	Various
Thomas (“Tommy” E. Auger) Principal Accounting and Financial Officer	500,000	-	-	Various	Various

Director Compensation

The following table summarizes the compensation paid during the year ended December 31, 2014 to our directors.  During 2013 there was no cash compensation paid to our directors.  Also, we made no stock awards and we paid no non-equity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation to the directors; those columns are therefore omitted from the table.

Name (a)	Option awards (d)
Edwin G. Marshall	$35,784
Michael E. Shannon	$149,853
Daniel D. Hoyt	$35,784
David A. Esposito	$192,184
Vincent C. Caponi	$140,178

In April 2014, in lieu of other compensation, Mr. Marshall, Dr. Shannon and Mr. Hoyt were awarded stock options for the purchase of 250,000 shares of common stock, exercisable at a price of $0.163 per share, which was the closing price of the Company’s common stock reported on the OTCQB on April 30, 2014, the date of grant. The members of the Board of Directors had not previously been compensated for their service since February 2012. In August 2014, Dr. Shannon was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.13 per share, which was the closing price of the Company’s common stock reported on the OTCQB on August 15, 2014. In February 2014, Mr. Esposito was awarded stock options for the purchase of 2,000,000 shares of common stock, exercisable at a price of $0.1095 per share, which was the closing price of the Company’s common stock reported on the OTCQB on February 26, 2014. In October 2014, Mr. Caponi was awarded stock options for the purchase of 1,000,000 shares of common stock, exercisable at a price of $0.16 per share, which was the closing price of the Company’s common stock reported on the OTCQB on October 7, 2014. The amount indicated in column (d) represents the fair value of these options on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables contain information as of February 13, 2015 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5% of our voting securities based solely on the Company’s review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this report holding office on the Table Date, and (4) all executive officers and directors as a group.  As of the Table Date, 346,334,068 shares of the Company’s common stock were issued and outstanding.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	15,307,597	4.2%
Common Stock	Michael E. Shannon, Director (3)	7,239,000	2.0%
Common Stock	Daniel D. Hoyt, Director (4)	10,251,988	2.9%
Common Stock	David A. Esposito, Director (5)	1,000,000	*
Common Stock	Vincent C. Caponi, Director (6)	-	*
Common Stock	Thomas (“Tommy”) E. Auger, Chief Financial Officer (7)	500,000	*
Common Stock	All Officers and Directors As a Group (6 persons) (8)	34,298,585	9.5%
 ___________

* Less than one percent of the issued and outstanding common stock.

(1)	Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

(2)
Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 9,759,729 shares owned directly by Mr. Marshall, and (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants.  Also includes 2,825,000 shares subject to purchase under options that have vested, which are held in the names of Mr. Marshall (for 2,250,000 shares) and his wife, Dr. Jill Marshall (for 575,000 shares).

(3)	Includes 2,489,000 shares owned of record and 4,750,000 shares subject to purchase under options that have vested.

(4)	Includes 8,501,988 shares owned directly by Mr. Hoyt and 1,750,000 shares subject to purchase under options that have vested.

(5)
Includes 1,000,000 shares subject to purchase under options that will vest within 60 days of the Table Date.  Does not include additional unvested options for the purchase of 1,000,000 shares of common stock granted February 26, 2014.

(6)	Does not include unvested options for the purchase of 1,000,000 shares of common stock granted October 7, 2014.

(7)	Options to purchase 500,000 shares of common stock that have vested.

(8)	Based on a total of 346,334,068 shares outstanding at Table Date plus 15,600,000 shares that may be issued upon the exercise of options that have vested.

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

In December 2013, Richard Solomon, a then current director of the Company, purchased 342,857 shares of common stock from the Company in a private placement at the offering price of $.035 per share, or a purchase price of $12,000 paid in cash to the Company.  Mr. Solomon’s purchase of these shares was on the same terms and conditions as those applicable to purchases made by unaffiliated investors in the private placement.

Any future transactions between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by the Audit Committee or by a majority of disinterested directors.

Director Independence

The NASDAQ Stock Markets (“NASDAQ”) and New York Stock Exchange (“NYSE”) have established rules and regulations which generally require companies listed on these exchanges to have a board of directors with a majority of independent directors.  Our common stock is currently traded on the OTCQB, which does not impose standards relating to director independence or the composition of committees with independent directors, or provide definitions of independence.  However, a majority of the members of our Board of Directors are independent under NASDAQ Marketplace Rules, as discussed below.

To assist the Board in making its determination regarding director independence, the Board has adopted independence standards that conform to the independence requirements of the NASDAQ Stock Market. In addition to evaluating each director’s independence, the Board considers all relevant facts and circumstances in making its independence determination. We assess director independence on an annual basis. The Board has determined, after careful review, that Mr. Esposito, Mr. Caponi and Mr. Hoyt are independent based on the rules of the NASDAQ Stock Market and applicable regulations of the SEC.  In particular, the Board noted that each of these directors (1) is not an officer or employee of the Company, and (2) has no direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out his responsibilities of a director.  As a result, the Board of Directors has determined that we have a majority of independent directors.  The Board also has determined that each independent director also qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15).  In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our directors has been:

(i)
involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii)	named as a defendant or counter-claimant in any civil litigation;

(iii)	convicted or plead nolo contendere in any criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iv)
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(v)
found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(vi)	involved in any judicial or administrative proceeding resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

(vii)
involved in any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (other than settlements of civil proceedings among private parties);

(viii)	involved in any disciplinary sanction or orders imposed by a stock, commodities or derivatives exchange or other similar self- regulatory organization.

Item 14.  Principal Accounting Fees and Services

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

During 2014, the Board of Directors approved the engagement of our independent registered public accounting firm and had the ultimate authority and responsibility to select, evaluate and where appropriate, replace the independent registered public accounting firm and nominate an independent registered public accounting firm for stockholder approval.  Going forward, this function will be performed by the Audit Committee of the Board of Directors.

Prior to the performance of any services, the Audit Committee will approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor.  We also expect that the Audit Committee will pre-approve certain services to be provided by the independent registered public accounting firm.

In 2014, the Board of Directors considered whether the performance of non-audit services was compatible with maintaining the independence of our independent registered public accounting firm, Tanner LLC (“Tanner”).

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries, other than as the Company’s independent registered public accounting firm or in connection with certain other activities, as described below.

Services

Tanner performed services consisting of the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2014 and 2013.  Tanner did not perform any financial information systems design and implementation services for the Company.

The following table summarizes the audit fees (which includes quarterly reviews) paid to Tanner for the years ended December 31, 2014 and 2013.  The table also includes tax compliance fees paid to Tanner for the years indicated:

	Years Ended December 31,
	2014	2013
Audit Fees	$27,917	$25,500
Audit Related Fees	-	-
Tax Fees	2,375	2,100
All Other Fees	-	-
Total Fees	$30,292	$27,600

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows For the Years Ended December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(2)           Schedules – None

(3)           Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(ii)	Bylaws (1)
10(a)	Letter of Understanding (4)
10(b)	Termination of Joint Venture (5)
10(c)	Stock Purchase Agreement (6)
20.1*	Audit Committee Charter
20.2*	Compensation Committee Charter
21	Subsidiaries of Registrant (7)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.

(1)	Incorporated by reference to Registration Statement on Form S-18 (no. 2-93277-D), May 14, 1985.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for period ended December 31, 1986.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for period ended September 30, 2009.
(4)	Incorporated by reference to Annual Report on Form 10-KSB for the period ended December 31, 2008.
(5)	Incorporated by reference to Annual Report on Form 10-K for the period ended December 31, 2009.
(6)	Incorporated by reference to Current Report on Form 8-K, dated November 23, 2010.
(7)	Incorporated by reference to Exhibit 21, Registration Statement on Form S-1, effective January 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medizone International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

Dated: February 13, 2015	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2015
Edwin G. Marshall

/s/ Michael E. Shannon	President and Director	February 13, 2015
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	February 13, 2015
Daniel D. Hoyt

/s/ David A. Esposito	Director	February 13, 2015
David A. Esposito

/s/ Vincent C. Caponi	Director	February 13, 2015
Vincent C. Caponi

/s/ Tommy E. Auger	Chief Financial Officer (Principal Accounting	February 13, 2015
Tommy E. Auger	and Financial Officer)

EXHIBITS TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014
Exhibits Filed Herewith

Exhibit Number	Description

20.1	Audit Committee Charter
20.2	Compensation Committee Charter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medizone International, Inc.

We have audited the accompanying consolidated balance sheets of Medizone International, Inc. and subsidiaries (collectively, the Company) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders’ equity.  Additionally, the Company has minimal cash and negative working capital as of December 31, 2014.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
February 13, 2015

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,
	2014	2013
Current assets:
Cash	$140,496	$81,856
Inventory	265,234	265,234
Prepaid expenses	60,705	33,085
Total current assets	466,435	380,175
Property and equipment, net	830	1,616
Other assets:
Trademark and patents, net	208,073	219,563
Lease deposit	4,272	4,272
Total other assets	212,345	223,835
Total assets	$679,610	$605,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$470,147	$477,563
Accounts payable – related parties	233,109	234,677
Accrued expenses	516,434	522,179
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	30,000	30,000
Other payables (Note 5)	224,852	224,852
Notes payable	298,241	295,496
Total current liabilities	3,701,442	3,713,426
Commitments and contingencies (Notes 5 and 10)

Stockholders’ deficit:
Preferred stock, 50,000,000 shares of $0.00001 par value authorized; no shares issued or outstanding	-	-
Common stock, 395,000,000 shares of $0.001 par value authorized; 346,034,068 and 322,055,496 shares issued and outstanding, respectively	346,034	322,055
Additional paid-in capital	30,052,656	28,018,398
Accumulated other comprehensive loss	(58,098)	(26,269)
Accumulated deficit	(33,362,424)	(31,421,984)
Total stockholders’ deficit	(3,021,832)	(3,107,800)
Total liabilities and stockholders’ deficit	$679,610	$605,626

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2014	2013
Revenues	$-	$379,554
Operating expenses:
Cost of revenues	-	239,410
General and administrative	1,445,049	1,125,681
Research and development	420,945	278,280
Depreciation and amortization	49,270	47,933
Total operating expenses	1,915,264	1,691,304
Loss from operations	(1,915,264)	(1,311,750)
Interest expense	(25,176)	(25,242)
Net loss	(1,940,440)	(1,336,992)
Other comprehensive loss:
Loss on foreign currency translation	(31,829)	(1,825)
Total comprehensive loss	$(1,972,269)	$(1,338,817)
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	335,658,604	307,880,349

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2012	288,771,227	$288,771	$26,506,566	$(24,444)	$(30,084,992)	$(3,314,099)

Common stock issued for cash ranging from $0.03 to $0.06 per share	33,284,269	33,284	1,379,966	-	-	1,413,250

Stock-based compensation	-	-	131,866	-	-	131,866

Loss on foreign currency translation	-	-	-	(1,825)	-	(1,825)

Net loss	-	-	-	-	(1,336,992)	(1,336,992)

Balance, December 31, 2013	322,055,496	322,055	28,018,398	(26,269)	(31,421,984)	(3,107,800)

Common stock issued for cash ranging from $0.05 to $0.085 per share	23,978,572	23,979	1,580,271	-	-	1,604,250

Stock-based compensation	-	-	453,987	-	-	453,987

Loss on foreign currency translation	-	-	-	(31,829)	-	(31,829)

Net loss	-	-	-	-	(1,940,440)	(1,940,440)

Balance, December 31, 2014	346,034,068	$346,034	$30,052,656	$(58,098)	$(33,362,424)	$(3,021,832)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,940,440)	$(1,336,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,270	47,813
Stock-based compensation	453,987	131,866
Changes in operating assets and liabilities:
Inventory	-	(219,686)
Prepaid expenses	37,594	148,245
Customer deposits	-	(4,554)
Accounts payable and accounts payable – related parties	(8,986)	23,783
Accrued expenses and accrued expenses – related parties	(5,745)	(11,936)
Net Cash Used in Operating Activities	(1,414,320)	(1,221,461)

Cash Flows From Investing Activities:
Purchases of trademark and patents	(36,992)	(54,538)
Net Cash Used in Investing Activities	(36,992)	(54,538)

Cash Flows From Financing Activities:
Principal payments on notes payable	(62,469)	(66,026)
Issuance of common stock for cash	1,604,250	1,413,250
Net Cash Provided by Financing Activities	1,541,781	1,347,224
Effects of foreign currency exchanges rates	(31,829)	(1,825)
Net Increase in Cash	58,640	69,400
Cash as of Beginning of the Year	81,856	12,456
Cash as of End of the Year	$140,496	$81,856

Supplemental Cash Flow Information:
Cash paid for interest	$1,520	$1,587
Non-Cash Financing Activities:
Financing of insurance premiums	$65,214	$62,905

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone) and its wholly owned subsidiary, Medizone International, Inc. Delaware (Medizone-Delaware).  The consolidated financial statements presented also include the accounts of the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada, considered to be a variable interest entity (VIE) as described below.  Collectively, they are referred to herein as the “Company”.  The Company is in the business of designing, manufacturing and selling a patented system using ozone in the disinfection of surgical and other medical treatment facilities and in other applications.

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

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests, (ownership, contractual, or other financial interests) in the VIE.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the financial results of the VIE with it.  The Company determined that CFGH met the requirements of a VIE, effective upon the first advance to CFGH on February 12, 2009.  Accordingly, the financial position and results of operations of CFGH are consolidated with Medizone as of and for the years ended December 31, 2014 and 2013.

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

c.    Basic and Diluted Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the year as follows:

	For the Years Ended December 31,
	2014	2013

Numerator (net loss)	$(1,940,440)	$(1,336,992)

Denominator (weighted average number of common shares outstanding)	335,658,604	307,880,349

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the years presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Property and Equipment
Property and equipment are recorded at cost.  Any major additions and improvements are capitalized.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of property and equipment.  Depreciation is computed using the straight-line method over a period of: (1) three years for computers and software, and (2) five years for office equipment and furniture.

e.     Provision for Income Taxes
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

As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards of approximately $10,267,000 that may be offset against future taxable income, if any, and expire in years 2015 through 2033.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit has been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income or decrease net loss in the period such determination was made.

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

Deferred income tax assets as of December 31, 2014 and 2013 comprised the following:

	2014	2013

Net operating loss carryforwards	$4,090,400	$3,884,300
Related-party accruals	1,155,200	1,146,400
Valuation allowance	(5,245,600)	(5,030,700)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Income tax benefit based on U.S. statutory rate of 34%	$(659,700)	$(454,600)
Stock issued for expenses	154,400	52,700
Other	290,400	439,700
Change in valuation allowance	214,900	(37,800)
	$-	$-

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.     Provision for Income Taxes (continued)

The Company had no uncertain income tax positions as of December 31, 2014 and 2013.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2011.

f.    Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and its wholly owned inactive subsidiary, Medizone-Delaware.  The consolidated financial statements presented also include the accounts of CFGH, a VIE.

All material intercompany accounts and transactions have been eliminated.

g.    Estimates

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

h.     Advertising

The Company expenses the costs of advertising as incurred.

i.     Stock Options

The Company records compensation expense in connection with the granting of stock options and their vesting periods based on their fair values.  The Company estimates the fair values of stock option awards issued to employees at the grant date by using the Black-Scholes option-pricing model.  For stock options issued to consultants and other non-employees, the Company estimates the related expense using the Black-Scholes option-pricing model.  For stock options with a service condition, the expense is measured at the grant date and expensed over the vesting period.  For stock options with a performance condition, the expense is measured when it is probable that the performance condition will be met, subsequently re-measured at each reporting date, and trued up upon the final completion of the performance condition.

j.    Trademark and Patents

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

k.    Revenue Recognition Policy

The Company recognizes revenue when it ships its products, title and risk of loss passes to customers, payment from the customer is reasonably assured and the price is fixed or determinable.  The Company records customer deposits that have not yet been earned as unearned revenue.

l.   Inventory

The Company’s inventory consists of its AsepticSure® product and is valued on a specific identification basis.  The Company purchases its inventory as a finished product from unrelated manufacturing companies.  The Company determined that there was no obsolete or excess inventory as of December 31, 2014 or 2013.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m.     Fair Value of Financial Instruments

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

n.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is currently assessing the impact, if any, of implementing this guidance will have on the Company.

o.    Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which cash, at times, exceeds federally insured limits.  As of December 31, 2014 and 2013, the Company had no cash balances that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013
Computers and software	$2,938	$2,938
Furniture	2,075	2,075
	5,013	5,013
Accumulated depreciation	(4,183)	(3,397)
Property and equipment, net	$830	$1,616

Depreciation expense for the years ended December 31, 2014 and 2013 was $787 and $4,203, respectively.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3 - TRADEMARK AND PATENTS

Trademark and patents consist of the following as of December 31, 2014 and 2013:

	2014	2013
Patent costs	$362,956	$325,964
Trademark	770	770
	363,726	326,734
Accumulated amortization	(155,653)	(107,171)
Trademark and patents, net	$208,073	$219,563

Amortization expense for the years ended December 31, 2014 and 2013 was $48,483 and $43,730, respectively.  The future amortization as of December 31, 2014 is as follows: 2015-$51,310; 2016-$51,109; 2017-$43,860; 2018-$31,280; 2019-$17,615; and thereafter-$12,899.

NOTE 4 - ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following as of December 31, 2014 and 2013:

	2014	2013
Accrued payroll and consulting – related parties	$1,812,106	$1,812,106
Accrued interest	502,269	478,613
Accrued payroll taxes – related parties	116,553	116,553
Other accruals	14,165	43,566
Total	$2,445,093	$2,450,838

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

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2014 and 2013.  The Company intends to contest the judgment if and when it is able to do so in the future.

Other Payables
As of December 31, 2014 and 2013, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month to month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month to month basis with a monthly lease payment of CD$1,375 and CD$475, respectively, plus the applicable GST.

The Company has a corporate office lease with monthly payments of approximately $2,300 through December 31, 2015.

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

Common Stock for Cash – 2014

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

During November 2014, the Company sold 2,907,143 restricted shares of common stock to five accredited investors for cash proceeds totaling $203,500, or $0.07 per share.

During December 2014, the Company sold 2,550,000 restricted shares of common stock to an accredited investor for cash proceeds totaling $178,500, or $0.07 per share.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

NOTE 7 - COMMON STOCK OPTIONS

On August 26, 2009, the Company granted options for the purchase of 1,500,000 shares of common stock to an outside consultant for services rendered, with an exercise price of $0.10 per share.  The options are exercisable for up to five years and have vesting provisions as follows: (i) options for 500,000 shares vested immediately on the date of grant, (ii) options for 500,000 shares vested in September 2012, the date certified by the Company as the date its hospital disinfection program completed its beta-testing, and (iii) the remaining options for 500,000 shares were to vest on the date certified by the Company as the date that its disinfection process has been commercialized and a minimum of 50 units or devices have been sold to third parties.  During the year ended December 31, 2014, all these options expired and were cancelled.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for distribution channel related services to be performed.  Options totaling 550,000 shares have vested as of December 31, 2014, and the remaining options will vest on the date certified by the Company as the date that the other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The Company recognized $69,300 of expense during the year ended December 31, 2013.  The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for medical consulting support services already performed (vested immediately on the grant date) and to be performed in the future, which do not vest until completion of certain milestones. The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The grant date fair value of these options was $149,460.  The Company recognized $49,322 of expense during the year ended December 31, 2013. As of December 31, 2013, all of the milestones were achieved and all of the shares were vested.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones.  The Company recognized $4,415 of expense during the year ended December 31, 2013.  The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

In August 2013, the Company granted options for the purchase of 100,000 shares of common stock to an employee for services performed.  The options vested upon grant, have an exercise price of $0.10 per share, and are exercisable for up to five years.  The value of the options was $8,829 which the Company recognized as expense during the year ended December 31, 2013.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 will vest on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The Company recognized $80,076 of expense during the year ended December 31, 2014, with $16,016 to be recognized over the remaining vesting period in connection with those options that vest on February 26, 2015.  Also, the Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 - COMMON STOCK OPTIONS (continued)

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $23,223 during the year ended December 31, 2014 and the remaining expense of $800 will be recognized over the remaining vesting period in connection with those options that vested on January 9, 2015.

On April 30, 2014, the Company granted options for the purchase of a total of 1,350,000 shares of common stock for services rendered, as follows:  250,000 shares to each of four directors of the Company, 100,000 shares to each of two consultants, and 75,000 shares each to a consultant and an employee of the Company.  All options vested upon grant, have an exercise price of $0.163 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $193,234, which the Company recognized as an expense during the year ended December 31, 2014.

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The Company recognized expense of $8,342 year ended December 31, 2014 and the remaining expense will be measured and begin to be recognized when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options to a consultant for the purchase of 75,000 shares of common stock at an exercise price of $0.13 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The Company will measure and begin recognizing an expense when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options for services rendered to a director of the Company for the purchase of 1,000,000 shares of common stock at an exercise price of $0.13 per share.  These options vested immediately upon grant.  The Company recognized expense of $114,069 during the year ended December 31, 2014, which was the grant date fair value of these options.

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options will vest on October 7, 2015.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $140,178.  The Company recognized $35,044 of expense during the year ended December 31, 2014, with $105,133 to be recognized over the remaining vesting period in connection with these options that vest on October 7, 2015.

On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The Company will measure and begin recognizing an expense when the achievement of the required milestones becomes probable.

The options granted in April, May, August, October and December 2014, were granted under the Company’s new 2014 Equity Compensation Plan (the “2014 Plan”) adopted on April 30, 2014 by the Board of Directors.  The Company filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under awards made pursuant to the 2014 Plan.

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including expected volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero.  Expense of $453,987 and $131,866 was recorded for the years ended December 31, 2014 and 2013, respectively.  Excluding options whose performance condition is not yet deemed probable, as of December 31, 2014 the Company had various unvested outstanding options with related unrecognized expense of $121,949.  The Company will recognize this expense as the options vest over their remaining useful lives which range from 50 to 58 months.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 7 - COMMON STOCK OPTIONS (continued)

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.50%	to	1.69%
Expected life			5 years
Expected volatility	135.74%	to	136.44%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2014	15,150,000	$0.19
Granted	5,915,000	0.14
Expired/Canceled	(2,500,000)	0.10
Outstanding, December 31, 2014	18,565,000	0.18
Exercisable	14,600,000	0.20

NOTE 8 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2014 and 2013, the Company owed $233,109 and $234,677, respectively, to certain consultants for services. These consultants are stockholders of the Company and are related parties.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2014 and 2013:

	2014	2013
Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest as of December 31, 2014), interest at 8% per annum. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur. These notes payable are in default.	$182,676	$182,676

Unsecured notes payable to 10 stockholders, due on demand, interest at 10% per annum (principal and accrued interest, as of December 31, 2014). The Company is obligated to accept the principal rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	60,815	60,815

Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest as of December 31, 2014), interest at 8% per annum. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction. These notes payable are in default.	37,000	37,000

Unsecured notes payable to a financing company, payable in nine monthly installments, interest ranging from 4.00% to 5.68% per annum, mature in April, July and November 2015.	17,750	15,005

Total notes payable (all current)	$298,241	$295,496

The notes payable balances as of December 31, 2014 have been classified as current as each note payable is due on or before December 31, 2015.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 10 - GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant recurring losses from its inception through December 31, 2014, which have resulted in an accumulated deficit of $33,362,424 as of December 31, 2014.  The Company has minimal cash, has a working capital deficit of $3,235,007, and a total stockholders’ deficit of $3,021,832 as of December 31, 2014. The Company has relied almost exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2014, the Company raised a total of $1,604,250 through the sale of 23,978,572 shares of common stock at prices ranging from $0.05 to $0.085 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.

Subsequent to December 31, 2014, through the date of this report, the Company raised a total of $21,000 through the sale of 300,000 shares of common stock at a price of $0.07 per share.  The Company believes it can raise additional funds from certain investors who have purchased shares from 2009 through 2014, although there is no assurance that these investors will purchase additional shares.

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

NOTE 11 – CUSTOMER DEPOSITS

As of December 31, 2014 and 2013, the Company received purchase orders and related customer deposits totaling $30,000 to purchase the AsepticSure® hospital disinfection systems and related equipment.  As of December 31, 2014 and 2013, these customer deposits were reflected as current liabilities.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K and has determined it appropriate to disclose the following event.

During 2015, the Company sold an aggregate of 300,000 restricted shares of common stock to an accredited investors for cash proceeds of $21,000, or $0.07 per share.