Form 10-Q
period 2015-03-31
MEDIZONE INTERNATIONAL INC
filed 2015-04-30
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had 351,334,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014 (1)
ASSETS

Current Assets:
Cash	$33,003	$140,496
Inventory	265,234	265,234
Prepaid expenses	68,749	60,705
Total Current Assets	366,986	466,435
Property and equipment, net	726	830
Other Assets:
Trademark and patents, net	203,690	208,073
Lease deposit	4,272	4,272
Total Other Assets	207,962	212,345
Total Assets	$575,674	$679,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$445,033	$470,147
Accounts payable – related parties	228,109	233,109
Accrued expenses	524,002	516,434
Accrued expenses – related parties	1,978,591	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	305,950	298,241
Total Current Liabilities	3,736,537	3,701,442
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 349,334,068 and 346,034,068 shares outstanding, respectively	349,334	346,034
Additional paid-in capital	30,301,585	30,052,656
Accumulated other comprehensive loss	(39,867)	(58,098)
Accumulated deficit	(33,771,915)	(33,362,424)
Total Stockholders’ Deficit	(3,160,863)	(3,021,832)
Total Liabilities and Stockholders’ Deficit	$575,674	$679,610

(1) The condensed consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$-	$-
Operating Expenses:
Cost of revenues	-	-
General and administrative	312,832	289,531
Research and development	77,233	87,071
Depreciation and amortization	13,030	11,905
Total Operating Expenses	403,095	388,507
Loss from Operations	(403,095)	(388,507)
Interest expense	(6,396)	(6,376)
Net Loss	(409,491)	(394,883)
Other comprehensive gain on foreign currency translation	18,231	514
Total Comprehensive Loss	$(391,260)	$(394,369)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	347,259,624	324,076,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(409,491)	$(394,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,030	11,905
Stock-based compensation expense	81,229	28,427
Changes in operating assets and liabilities:
Prepaid expenses	22,954	14,162
Accounts payable and accounts payable – related parties	(30,112)	(18,894)
Accrued expenses and accrued expenses – related parties	57,500	3,914
Net Cash Used in Operating Activities	(264,890)	(355,369)

Cash Flows from Investing Activities:
Cost of registering patents	(8,543)	(10,860)
Net Cash Used in Investing Activities	(8,543)	(10,860)

Cash Flows from Financing Activities:
Principal payments on notes payable	(23,291)	(20,965)
Issuance of common stock for cash	171,000	1,049,250
Net Cash Provided by Financing Activities	147,709	1,028,285
Effect of Foreign Currency Exchange Rates	18,231	514

Net (decrease) increase in cash	(107,493)	662,570
Cash as of beginning of the period	140,496	81,856
Cash as of end of the period	$33,003	$744,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$482	$462
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$31,000	$27,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (the “Company”) included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Numerator: Net loss	$(409,491)	$(394,883)
Denominator: Weighted average number of common shares outstanding	347,259,624	324,076,274
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2015, which have resulted in an accumulated deficit of $33,771,915 as of March 31, 2015.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $3,369,551, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4    GOING CONCERN (continued)

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to complete the continued development of its products and product manufacturing, and to fund expected additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.

During 2014, the Company raised a total of $1,604,250 through the sale of 23,978,572 shares of common stock at prices ranging from $0.05 to $0.085 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the three months ended March 31, 2015, the Company raised a total of $171,000 through the sale of 3,300,000 shares of common stock at prices ranging from $0.05 to $0.07 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2015, although there can be no assurance that these investors will purchase additional shares.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2015 and December 31, 2014.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of March 31, 2015 and December 31, 2014, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for distribution channel related services to be performed.  Options totaling 550,000 shares have vested as of March 31, 2015 and the remaining options will vest on the date certified by the Company as the date that certain other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years. The Company recognized no expense in connection with these options during the three months ended March 31, 2015. The Company will measure and begin recognizing the remaining expense, when the achievement of the required milestones becomes probable.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant, of which 50,000 were immediately vested.  These options are exercisable at $0.10 per share for five years from the date of grant and are fully vested as of March 31, 2015.  The Company recognized expense of $17,660 during the three months ended March 31, 2015, as milestones were achieved for the remaining 200,000 options.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The Company recognized $16,017 of expense in connection with these options during the three months ended March 31, 2015. Also, the Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023. The Company recognized expense of $800 in connection with these options during the three months ended March 31, 2015.

On April 30, 2014, the Company granted options for the purchase of a total of 1,350,000 shares of common stock for services rendered, as follows:  250,000 shares to each of four directors of the Company, 100,000 shares to each of two consultants, and 75,000 shares each to a consultant and an employee of the Company.  All options vested upon grant, have an exercise price of $0.163 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $193,234, which the Company recognized as expense during the three months ended June 30, 2014.

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the three months ended March 31, 2015 when certain milestones were achieved.  The options are exercisable for five years. The Company recognized expense of $8,342 in connection with these options during the three months ended March 31, 2015.

On August 15, 2014, the Company granted options to a consultant for the purchase of 75,000 shares of common stock at an exercise price of $0.13 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The Company will measure and begin recognizing expense when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options for services rendered to a director of the Company for the purchase of 1,000,000 shares of common stock at an exercise price of $0.13 per share.  These options vested immediately upon grant and the Company recognized expense of $114,069, which was the grant date fair value of these options.

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options will vest on October 7, 2015.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $140,178.  The Company recognized $35,044 of expense in connection with these options during the three months ended March 31, 2015 and will continue to recognize expense over the remaining vesting period.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years. Of the 140,000 options, 35,000 options vested during the three months ended March 31, 2015 and $3,365 was recognized as expense. The Company will measure and recognize additional expense on the remaining options when achievement of required milestones becomes probable.

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $81,229 and $28,427 related to stock options was recorded for the three months ended March 31, 2015 and 2014, respectively.  Excluding options whose performance condition is not yet deemed probable, as of March 31, 2015, the Company had unvested outstanding options with related unrecognized expense of $70,089.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 47 to 55 months.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant or date of re-measurement, based on the following weighted average assumptions:

Risk-free interest rate	1.50% to 1.69%
Expected life	5 years
Expected volatility	135.74% to 136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of March 31, 2015 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	18,565,000	$0.180
Granted	-	-
Expired/Canceled	(250,000)	0.190
Exercised	-	-
Outstanding, end of the period	18,315,000	0.180
Exercisable	15,685,000	0.190

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During February and March 2015, the Company sold an aggregate of 3,000,000 restricted shares of common stock to 7 accredited investors for cash proceeds totaling $150,000, or $0.05 per share.

During February 2015, the Company sold 300,000 restricted shares of common stock to an accredited investor for cash proceeds totaling $21,000, or $0.07 per share.

During January, February and March 2014, the Company sold an aggregate of 9,000,000 restricted shares of common stock to 5 accredited investors for cash proceeds totaling $450,000, or $0.05 per share.

During March 2014, the Company sold an aggregate of 7,050,000 restricted shares of common stock to 16 accredited investors for cash proceeds totaling $599,250, or $0.085 per share.

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of March 31, 2015 and December 31, 2014, the Company owed $228,109 and $233,109, respectively, to certain consultants for services.  These consultants are stockholders of the Company and are related parties.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is currently assessing the impact, if any, of implementing this guidance on its financial reporting.

NOTE 10     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and has determined it appropriate to disclose the following event.

During April 2015, the Company sold an aggregate of 2,000,000 restricted shares of common stock to an accredited investor for cash proceeds of $100,000, or $0.05 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. (a Nevada corporation) and subsidiaries (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  Our current work is in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

As reported previously, beginning in June 2013, our AsepticSure® room disinfection system was used at Belleville General Hospital site of Quinte Health Care in Canada to treat an outbreak of MRSA, experiencing immediate elimination of all traces of MRSA from the 14-bed hospital ward, based on cultures of 120 surfaces of the treated rooms conducted before and after the treatment.  In addition to full room disinfection, all support equipment associated with each contaminated room was also disinfected using AsepticSure®.  The hospital staff confirmed as of March 31, 2015, that the ward had not experienced any new cases of MRSA involving any of the rooms treated using our system.

On March 31, 2015, we were issued U.S. Patent No. 8,992,829, “Sports Equipment and Facility Disinfection” related to the use of AsepticSure® in connection with the process for treating sports equipment and sports facility rooms to inactivate “superbug” bacteria such as MRSA, VRE and P.aeroginosa.

In April 2015, we sold 2,000,000 shares of our common stock to an accredited investor for gross proceeds of $100,000.  The funds from this offering will be used for operations.

Results of Operations

Three Months Ended March 31, 2015 and 2014

During the quarter ended March 31, 2015, we continued our primary focus on the expansion of our distribution channels, obtaining approval from the U.S. Environmental Protection Agency (“EPA”), and the development of a computer control feature for the AsepticSure® system.

For the quarter ended March 31, 2015 and 2014, we had no revenues or associated cost of goods sold.

For the quarter ended March 31, 2015, we had a net loss of $409,491, compared with a net loss of $394,883 for the quarter ended March 31, 2014.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, interest expense and stock-based compensation expense recorded as a result of options granted to directors, employees and consultants.  The increase for the three months ended March 31, 2015 compared to the prior year was due to higher stock-based compensation expense for options previously granted.

For the quarters ended March 31, 2015 and 2014, we incurred $312,832 and $289,531, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The increase for the three months ended March 31, 2015 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to directors and consultants.

For the quarters ended March 31, 2015 and 2014, we incurred $77,233 and $87,071, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The decrease for the three months ended March 31, 2015 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to a consultant and an employee in 2014.

Principal amounts owed on notes payable totaled $305,950 and $298,241 as of March 31, 2015 and December 31, 2014, respectively.  Interest expense on these obligations for the quarters ended March 31, 2015 and 2014, was $6,396 and $6,376, respectively. The interest rates on this debt range from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of March 31, 2015, our working capital deficiency was $3,369,551, compared to a working capital deficiency of $3,235,007 as of December 31, 2014. We have incurred significant losses from inception through March 31, 2015, which have resulted in an accumulated deficit of $33,771,915.  The stockholders’ deficit as of March 31, 2015 was $3,160,863, compared to $3,021,832 as of December 31, 2014.  This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the three months ended March 31, 2015.

We will continue to require additional financing to fund operations and to continue to test and market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.

During the quarter ended March 31, 2015, we generated cash of $171,000 through the sale of 3,300,000 shares of common stock to 8 accredited investors at prices ranging from $0.05 per share to $0.07 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

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

Forward-Looking Statements and Risks

The statements contained in this report on Form 10-Q that are not historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of March 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein.  Early adoption is not permitted.  We are currently assessing the impact, if any, of implementing this guidance on the Company’s consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  We are currently assessing the impact, if any, of implementing this guidance will have on the Company’s financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of March 31, 2015 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the three months ended March 31, 2015 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we sold an aggregate of 3,300,000 restricted shares of common stock to 8 accredited investors for cash proceeds totaling $171,000 at prices ranging from $0.05 to $0.07 per share, as follows:

•	On March 4, 2015, we sold 500,000 shares of common stock to an accredited investor for cash proceeds totaling $25,000, or $0.05 per share.

•	On February 27, 2015, we sold an aggregate of 2,500,000 shares of common stock to 6 accredited investors for cash proceeds totaling $125,000, or $0.05 per share.

•	On February 3, 2015, we sold 300,000 shares of common stock to an accredited investor for cash proceeds totaling $21,000, or $0.07 per share.

The purchasers of the shares in these private placements included existing stockholders not otherwise affiliated with the Company.  There were no underwriters or public solicitation involved in the offer or sale of these securities. The proceeds are being used for general operating expenses and the continuing development of the AsepticSure® hospital disinfection system. The offer and sale of these securities was made without registration under the Securities Act of 1933, in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(a)(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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

April 30, 2015