Form 10-Q
period 2015-06-30
MEDIZONE INTERNATIONAL INC
filed 2015-07-31
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the registrant had 356,834,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014 (1)
ASSETS

Current Assets:
Cash	$163,153	$140,496
Inventory	265,234	265,234
Prepaid expenses	56,020	60,705
Total Current Assets	484,407	466,435
Property and equipment, net	622	830
Other Assets:
Trademark and patents, net	194,908	208,073
Lease deposit	4,272	4,272
Total Other Assets	199,180	212,345
Total Assets	$684,209	$679,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$476,636	$470,147
Accounts payable – related parties	293,041	233,109
Accrued expenses	539,981	516,434
Accrued expenses – related parties	1,945,149	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	298,359	298,241
Total Current Liabilities	3,808,018	3,701,442
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value: 395,000,000 shares authorized; 356,834,068 and 346,034,068 shares outstanding, respectively	356,834	346,034
Additional paid-in capital	30,714,225	30,052,656
Accumulated other comprehensive loss	(38,436)	(58,098)
Accumulated deficit	(34,156,432)	(33,362,424)
Total Stockholders’ Deficit	(3,123,809)	(3,021,832)
Total Liabilities and Stockholders’ Deficit	$684,209	$679,610
__________

(1)	The condensed consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Operating Expenses:
Cost of revenues	-	-	-	-
General and administrative	288,182	445,004	601,014	734,535
Research and development	76,840	129,422	154,073	216,493
Depreciation and amortization	13,273	12,177	26,303	24,082
Total Operating Expenses	378,295	586,603	781,390	975,110
Loss from Operations	(378,295)	(586,603)	(781,390)	(975,110)
Interest expense	(6,222)	(6,083)	(12,618)	(12,459)
Net Loss	(384,517)	(592,686)	(794,008)	(987,569)
Other comprehensive gain on foreign currency translation	1,431	1,904	19,662	2,418
Total Comprehensive Loss	$(383,086)	$(590,782)	$(774,346)	$(985,151)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	351,692,310	338,105,496	349,488,212	331,129,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(794,008)	$(987,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,303	24,082
Stock-based compensation expense	126,369	255,227
Changes in operating assets and liabilities:
Prepaid expenses	42,077	24,877
Accounts payable and accounts payable – related parties	66,423	(37,087)
Accrued expenses and accrued expenses – related parties	40,037	5,827
Net Cash Used in Operating Activities	(492,799)	(714,643)

Cash Flows from Investing Activities:
Cost of registering patents	(12,932)	(18,170)
Net Cash Used in Investing Activities	(12,932)	(18,170)

Cash Flows from Financing Activities:
Principal payments on notes payable	(37,274)	(29,820)
Issuance of common stock for cash	546,000	1,049,250
Net Cash Provided by Financing Activities	508,726	1,019,430
Effect of Foreign Currency Exchange Rates	19,662	2,418

Net increase in cash	22,657	289,035
Cash as of beginning of the period	140,496	81,856
Cash as of end of the period	$163,153	$370,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$725	$731
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$37,392	$27,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (the “Company”) included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the entity. In addition, a legal entity may be considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate its financial statements with those of the VIE. The Company determined that CFGH met the requirements of a VIE effective upon the first advance to CFGH in 2009. Accordingly, the financial statements of CFGH have been consolidated with those of the Company for all periods presented.

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	June 30,
	2015	2014

Numerator: Net loss	$(384,517)	$(592,686)
Denominator: Weighted average number of common shares outstanding	351,692,310	338,105,496
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2015	2014

Numerator: Net loss	$(794,008)	$(987,569)
Denominator: Weighted average number of common shares outstanding	349,488,212	331,129,640
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2015, which have resulted in an accumulated deficit of $34,156,432 as of June 30, 2015.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $3,323,611, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2014, the Company raised a total of $1,604,250 through the sale of 23,978,572 shares of common stock at prices ranging from $0.05 to $0.085 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the six months ended June 30, 2015, the Company raised a total of $546,000 through the sale of 10,800,000 shares of common stock at prices ranging from $0.05 to $0.07 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2015, although there can be no assurance that these investors will purchase additional shares.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2015 and December 31, 2014.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of June 30, 2015 and December 31, 2014, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month-to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with monthly lease payments of CD$1,375 and CD$475,

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     COMMITMENTS AND CONTINGENCIES (continued)

respectively, plus the applicable GST.  The Company has a corporate office lease with monthly payments of approximately $2,300 through December 31, 2015.

NOTE 6     COMMON STOCK OPTIONS

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for distribution channel related services to be performed.  Options totaling 550,000 shares have vested as of June 30, 2015 and the remaining options will vest on the date certified by the Company as the date that certain other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The Company recognized no expense in connection with these options during the six months ended June 30, 2015 and 2014.  The Company will measure and begin recognizing the remaining expense, when the achievement of the required milestones becomes probable.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant and are fully vested as of June 30, 2015.  The Company recognized expense of $17,660 during the six months ended June 30, 2015, as the required milestones were achieved.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years from the date of grant. The Company recognized $16,017 and $32,030 of expense in connection with these options during the six months ended June 30, 2015 and 2014, respectively. Also, the Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested on January 9, 2015.  The options are exercisable for five years from the date of grant. The grant date fair value of these options was $24,023. The Company recognized expense of $800 and $21,621 in connection with these options during the six months ended June 30, 2015 and 2014, respectively.

On April 30, 2014, the Company granted options for the purchase of a total of 1,350,000 shares of common stock for services rendered, as follows:  250,000 shares to each of four directors of the Company, 100,000 shares to each of two consultants, and 75,000 shares each to a consultant and an employee of the Company.  All options vested upon grant, have an exercise price of $0.163 per share, and are exercisable for up to five years from the date of grant.  The total value of these options at the date of grant was $193,234, which the Company recognized as expense during the six months ended June 30, 2014.

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the six months ended June 30, 2015 when certain milestones were achieved.  The options are exercisable for five years from the date of grant. The Company recognized expense of $8,342 in connection with these options during both the six-month periods ended June 30, 2015 and 2014.

On August 15, 2014, the Company granted options to a consultant for the purchase of 75,000 shares of common stock at an exercise price of $0.13 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years from the date of grant.  The Company will measure and begin recognizing expense when the achievement of the required milestones becomes probable.

On August 15, 2014, the Company granted options for services rendered to a director of the Company for the purchase of 1,000,000 shares of common stock at an exercise price of $0.13 per share.  These options vested immediately upon grant and the Company recognized expense of $114,069, which was the grant date fair value of these options.

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options will vest on October 7, 2015.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years from the date of grant. The grant date fair value of the options was $140,178.  The Company recognized $70,088 of expense in connection with these options during the six months ended June 30, 2015 and will continue to recognize expense over the remaining vesting period.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

On December 4, 2014, the Company granted options to four consultants for the purchase of a total of 140,000 shares of common stock at an exercise price of $0.11 per share.  These options have vested as of June 30, 2015.  The options have an exercise price of $0.11 per share, and are exercisable for up to five years from the date of grant.  The Company recognized $13,462 of expense in connection with these options during the six months ended June 30, 2015.

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $126,369 and $255,227 related to stock options was recorded for the six months ended June 30, 2015 and 2014, respectively.  Excluding options whose performance condition is not yet deemed probable, as of June 30, 2015, the Company had unvested outstanding options with related unrecognized expense of $35,045.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 44 to 52 months.

The Company estimated the fair value of the stock options described in the above paragraphs as of the date of the grant or date of re-measurement, based on the following weighted average assumptions:

Risk-free interest rate	1.50% to 1.69%
Expected life	5 years
Expected volatility	135.74% to 136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2015 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	18,565,000	$0.180
Granted	-	-
Expired/Canceled	(250,000)	0.190
Exercised	-	-
Outstanding, end of the period	18,315,000	0.180
Exercisable	15,790,000	0.190

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During April, May and June 2015, the Company sold an aggregate of 7,500,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $375,000, or $0.05 per share.

During February and March 2015, the Company sold an aggregate of 3,000,000 restricted shares of common stock to seven accredited investors for cash proceeds totaling $150,000, or $0.05 per share.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of June 30, 2015 and December 31, 2014, the Company owed $293,041 and $233,109, respectively, to certain consultants for services.  These consultants are stockholders of the Company and are related parties.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the ASU is permitted for financial statements that have not been previously issued.  The Company is assessing the impact, if any, of implementing this guidance on its financial reporting, as well as the impact of early adoption of the ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Early adoption is not permitted.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related disclosures in the notes to the financial statements.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company does not expect the implementation of this guidance to have a material impact on its financial reporting.

NOTE 10     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and noted none that require accounting or disclosure in the accompanying financial statements.

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

Recent Developments

In May 2015, we completed testing at our Innovation Park laboratories using biological indicators recommended by the U.S. Food and Drug Administration (“FDA”) to verify that absolute bactericidal kill may be confirmed following a room disinfection treatment using our AsepticSure® disinfection system. Biological indicators are considered the only process indicators that can directly monitor the lethality of a given cleaning process and are recommended by the FDA for all autoclave usage. Spore test strips have now become the reference standard for routine quality assurance of hospital instrument sterilization, and according to the FDA, they should be utilized with each autoclave load.

In our laboratory testing, we have discovered that such spore test strips are completely inactivated (killed) when placed in a room during an AsepticSure® run. We have completed more than 25 test runs using two different commonly used types of spore test strips and in each case the results have been the same.  During testing, the spore test strips were placed under beds, on the floor, on walls and behind objects and in each test all of the strips were completely inactivated. We believe the implications of this finding are profound and demonstrate that using internationally recognized testing processes, our AsepticSure® Hospital Disinfection System achieves a level of decontamination previously not considered achievable outside of an autoclave.

On June 15, 2015, at the Canadian National Infection Prevention and Control Conference (IPAC 2015) held in Victoria, Canada Queen’s University, Professor Dr. Dick Zoutman reported on the use of AsepticSure® in a 25-bed acute care in-patient unit that experienced a C. difficile outbreak accompanied by patient mortality in late November 2014. Dr. Zoutman is also a consultant to the Company. Following the outbreak, AsepticSure® was used to treat the facility. Follow-on testing indicated that the disinfection treatment using AsepticSure® successfully quelled the outbreak. As of the date of Dr. Zoutman’s presentation, the hospital reported that it had not experienced another case of C. difficile since the AsepticSure® treatment. In addition, the hospital reported that AsepticSure® reduced the overall cleaning time for the four rooms by two hours and twenty minutes, compared to the normal cleaning time required for current isolation room cleaning practices.

On July 18, 2015, we received notification from the United States Environmental Protection Agency (“EPA”) regarding “Report of Analysis for Compliance with PR Notice 11-03” acknowledging that our submission of June 24, 2015 was found to be in full compliance with the standards of submission of data contained in the referenced PR Notice 11-03.  The EPA has up to five months to complete its review of our application to register our AsepticSure® Oxidative Catalyst for use with our disinfection system in hospitals, clinics, the food industry, recreation/exercise/sporting facilities venues, and hotels. There is no assurance that our application will be accepted or that additional changes or modifications will not be required in order to obtain registration. However, we view this development to be significant and will continue to work with the EPA and our professional advisors to obtain the requested registration.

Results of Operations

Three Months Ended June 30, 2015 and 2014

During the quarter ended June 30, 2015, we continued our primary focus on the expansion of our distribution channels, obtaining approval from the U.S. Environmental Protection Agency (“EPA”), and the development of a computer control feature for the AsepticSure® system.

For the quarters ended June 30, 2015 and 2014, we had no revenues or associated cost of revenues.

For the quarter ended June 30, 2015, we had a net loss of $384,517, compared with a net loss of $592,686 for the quarter ended June 30, 2014.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, interest expense and stock-based compensation expense recorded as a result of options granted to directors, employees and consultants.  The decrease for the quarter ended June 30, 2015 compared to the prior year quarter was primarily due to less stock-based compensation expense for options previously granted.

For the quarters ended June 30, 2015 and 2014, we incurred $288,182 and $445,004, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The decrease for the quarter ended June 30, 2015 over the comparable period in the prior year was due to less stock-based compensation expense for options granted to directors and consultants.

For the quarters ended June 30, 2015 and 2014, we incurred $76,840 and $129,422, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The decrease for the quarter ended June 30, 2015 over the comparable period in the prior year was due to less stock-based compensation expense for options granted to a consultant and an employee.

Principal amounts owed on notes payable totaled $298,359 and $298,241 as of June 30, 2015 and December 31, 2014, respectively.  Interest expense on these obligations for the quarters ended June 30, 2015 and 2014, was $6,222 and $6,083, respectively. The interest rates on this debt range from 4.63% to 10.00% per annum.

Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, we had a net loss of $794,008, compared with a net loss of $987,569 for the six months ended June 30, 2014. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The decrease in net loss for the six months ended June 30, 2015, compared to the same period in 2014, was due to the decrease in stock-based compensation expense for options granted to directors, employees and consultants.

For the six months ended June 30, 2015 and 2014, we incurred $601,014 and $734,535, respectively, in general and administrative expenses. The primary reason for the decrease for the six months ended June 30, 2015, compared to the same period in 2014, was the impact of the grant of options to directors, employees and consultants resulting in compensation expense in 2014.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2015 and 2014, we incurred $154,073 and $216,493, respectively, in research and development expenses as a result of prototype development expenses, consulting, and other research activities. The primary reason for the decrease for the six months ended June 30, 2015, compared to the same period in 2014, was less research and development and prototype development expenses in 2015 as well as the impact of the grant of options to consultants and an employee in 2014.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on the notes payable during the six months ended June 30, 2015 and 2014, was $12,618 and $12,459, respectively. The applicable interest rates on this debt ranged from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of June 30, 2015, our working capital deficiency was $3,323,611, compared to a working capital deficiency of $3,235,007 as of December 31, 2014. We have incurred significant losses from inception through June 30, 2015, which have resulted in an accumulated deficit of $34,156,432.  The stockholders’ deficit as of June 30, 2015 was $3,123,809, compared to $3,021,832 as of December 31, 2014.  This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the six months ended June 30, 2015.

We will continue to require additional financing to fund operations and to continue to test and market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.

During the six months ended June 30, 2015, we generated cash of $546,000 through the sale of 10,800,000 shares of common stock to 15 accredited investors at prices ranging from $0.05 per share to $0.07 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed consolidated financial statements included in this report have been prepared with the assumption that we will continue as a going concern. There is substantial doubt that we will be able to continue as a going concern.  Through the date of this report on Form 10-Q, it has been necessary to rely upon financing from the sale of our equity securities to sustain operations as indicated above. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near future, we will be required to curtail or discontinue operations, or seek protection under the bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of June 30, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the ASU is permitted for financial statements that have not been previously issued.  We are assessing the impact, if any, of implementing this guidance on our financial reporting, as well as the impact of early adoption of the ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Early adoption is not permitted.  We are assessing the impact, if any, of implementing this guidance on the Company’s consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related disclosures in the notes to the financial statements.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  We do not expect the implementation of this guidance to have a material impact on the Company’s financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended June 30, 2015 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, we sold an aggregate of 7,500,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $375,000 at a price of $0.05 per share, as follows:

On June 30, 2015, we sold 3,500,000 shares of common stock to two accredited investors for cash proceeds totaling $175,000.

On June 11, 2015, we sold 400,000 shares of common stock to two accredited investors for cash proceeds totaling $20,000.

On June 4, 2015, we sold 200,000 shares of common stock to two accredited investors for cash proceeds totaling $10,000.

On May 28, 2015, we sold 200,000 shares of common stock to an accredited investor for cash proceeds totaling $10,000.

On May 15, 2015, we sold 200,000 shares of common stock to an accredited investor for cash proceeds totaling $10,000.

On May 13, 2015, we sold 1,000,000 shares of common stock to an accredited investor for cash proceeds totaling $50,000.

On April 22, 2015, we sold 2,000,000 shares of common stock to an accredited investor for cash proceeds totaling $100,000.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On June 30, 2015, Mr. David Esposito, our Audit Committee Chair and member of the Board of Directors, purchased 1,000,000 shares of common stock for cash of $50,000, or $0.05 per share.  The market price of our stock on the date of the purchase by Mr. Esposito was $0.13 per share.  The sale of shares to Mr. Esposito was regarded as a related-party transaction and approved by the disinterested members of our Board of Directors and Audit Committee.

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

July 31, 2015