Form 10-Q
period 2015-09-30
MEDIZONE INTERNATIONAL INC
filed 2015-11-13
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, the registrant had 359,434,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014 (1)
ASSETS

Current Assets:
Cash	$120,200	$140,496
Inventory	198,623	265,234
Prepaid expenses	102,831	60,705
Total Current Assets	421,654	466,435
Property and equipment, net	518	830
Other Assets:
Trademark and patents, net	186,578	208,073
Lease deposit	4,272	4,272
Total Other Assets	190,850	212,345
Total Assets	$613,022	$679,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$469,468	$470,147
Accounts payable – related parties	233,109	233,109
Accrued expenses	541,520	516,434
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	30,000	30,000
Other payables	224,852	224,852
Notes payable	382,689	298,241
Total Current Liabilities	3,810,297	3,701,442
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 359,434,068 and 346,034,068 shares outstanding, respectively	359,434	346,034
Additional paid-in capital	31,437,346	30,052,656
Accumulated other comprehensive loss	(39,487)	(58,098)
Accumulated deficit	(34,954,568)	(33,362,424)
Total Stockholders’ Deficit	(3,197,275)	(3,021,832)
Total Liabilities and Stockholders’ Deficit	$613,022	$679,610

(1) The condensed consolidated balance sheet information as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$167,000	$-	$167,000	$-
Operating Expenses:
Cost of revenues	88,411	-	88,411	-
General and administrative	800,185	429,900	1,401,199	1,164,435
Research and development	56,263	96,660	210,336	313,153
Depreciation and amortization	13,457	12,391	39,760	36,473
Total Operating Expenses	958,316	538,951	1,739,706	1,514,061
Loss from Operations	(791,316)	(538,951)	(1,572,706)	(1,514,061)
Interest expense	(6,820)	(6,192)	(19,438)	(18,651)
Net Loss	(798,136)	(545,143)	(1,592,144)	(1,532,712)
Other comprehensive gain (loss) on foreign currency translation	(1,051)	(6,290)	18,611	(3,872)
Total Comprehensive Loss	$(799,187)	$(551,433)	$(1,573,533)	$(1,536,584)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	358,036,242	338,259,689	352,368,867	333,532,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,592,144)	$(1,532,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,760	36,473
Stock-based compensation expense	722,090	394,520
Changes in operating assets and liabilities:
Prepaid expenses	7,838	7,921
Inventory	66,611	-
Accounts payable and accounts payable – related parties	(677)	(15,257)
Accrued expenses and accrued expenses – related parties	25,086	(11,659)
Net Cash Used in Operating Activities	(731,436)	(1,120,714)

Cash Flows from Investing Activities:
Purchase of patents	(17,955)	(29,246)
Net Cash Used in Investing Activities	(17,955)	(29,246)

Cash Flows from Financing Activities:
Principal payments on notes payable	(40,516)	(51,841)
Issuance of notes payable	75,000	-
Issuance of common stock	676,000	1,222,250
Net Cash Provided by Financing Activities	710,484	1,170,409
Effect of Foreign Currency Exchange Rates	18,611	(3,872)

Net increase (decrease) in cash	(20,296)	16,577
Cash as of beginning of the period	140,496	81,856
Cash as of end of the period	$120,200	$98,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,006	$909
NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$49,964	$65,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc. and subsidiaries (collectively, the Company) included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	September 30,
	2015	2014

Numerator: Net loss	$(798,136)	$(545,143)
Denominator: Weighted average number of common shares outstanding	358,036,242	338,259,689
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Nine Months Ended
	September 30,
	2015	2014

Numerator: Net loss	$(1,592,144)	$(1,532,712)
Denominator: Weighted average number of common shares outstanding	352,368,867	333,532,440
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2015, which have resulted in an accumulated deficit of $34,954,568 as of September 30, 2015.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has a working capital deficit of $3,388,643, and has relied exclusively on debt and equity financing.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

During 2014, the Company raised a total of $1,604,250 through the sale of 23,978,572 shares of common stock at prices ranging from $0.05 to $0.085 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.  During the nine months ended September 30, 2015, the Company raised a total of $676,000 through the sale of 13,400,000 shares of common stock at prices ranging from $0.05 to $0.07 per share.  The Company believes it will be able to raise additional funds from some of the same investors who have purchased shares from 2009 to 2015, although there can be no assurance that these investors will purchase additional shares.

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

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2015 and December 31, 2014.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables

As of September 30, 2015 and December 31, 2014, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month-to-month with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with monthly lease payments of CD$1,375 and CD$475, respectively, plus the applicable GST.  The Company has a corporate office lease with monthly payments of approximately $2,300 through December 31, 2015.

NOTE 6     COMMON STOCK OPTIONS

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for distribution channel related services to be performed.  Options totaling 550,000 shares have vested as of September 30, 2015 and the remaining options will vest on the date certified by the Company as the date that certain other milestones are achieved.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The Company recognized no expense in connection with these options during the nine months ended September 30, 2015 and 2014.  The Company will measure and begin recognizing the remaining expense, when the achievement of the required milestones becomes probable.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant and are fully vested as of September 30, 2015.  The Company recognized expense of $17,660 during the nine months ended September 30, 2015, as the required milestones were achieved.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The grant date fair value of the options was $192,184.  The Company recognized $16,017 and $56,053 of expense during the nine months ended September 30, 2015 and 2014, respectively, and are fully vested as of September 30, 2015.  Also, the Company will recognize an expense totaling $96,092 when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested on January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $800 and $22,822 during the nine months ended September 30, 2015 and 2014, respectively.  The options were fully vested on January 9, 2015.

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

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the nine months ended September 30, 2015.  The options are exercisable for five years.  The grant date fair value of these options was $16,684.  The Company recognized expense of $8,342 each during the nine months ended September 30, 2015 and 2014.

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

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options vested on October 7, 2015.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years from the date of grant. The grant date fair value of the options was $140,178.  The Company recognized $105,133 of expense in connection with these options during the nine months ended September 30, 2015.

On December 4, 2014, the Company granted options to four consultants for the purchase of a total of 140,000 shares of common stock at an exercise price of $0.11 per share.  These options have vested as of September 30, 2015.  The options have an exercise price of $0.11 per share, and are exercisable for up to five years from the date of grant.  The Company recognized $13,462 of expense in connection with these options during the nine months ended September 30, 2015.

In August 2015, the Company granted options for the purchase of a total of 7,150,000 shares of common stock for services rendered, as follows: 6,000,000 shares total to five directors of the Company, 650,000 shares total to four consultants, and 500,000 shares to an employee of the Company.  All options vested upon grant, have an exercise price of $0.088 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $541,686, which the Company recognized as an expense during the nine months ended September 30, 2015.

In August 2015, the Company granted options to a consultant for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.085 per share.  These options vested upon grant and are exercisable for up to five years.  The total value of these options at the date of grant was $18,943, which the Company recognized as an expense during the nine months ended September 30, 2015.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.52% to 1.60%
Expected life	5 years
Expected volatility	131.33% to 136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of September 30, 2015 and for the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	18,565,000	$0.180
Granted	7,400,000	0.088
Expired/Canceled	(5,000,000)	0.207
Exercised	-	-
Outstanding, end of the period	20,965,000	0.221
Exercisable	18,440,000	0.240

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $722,090 and $394,520 related to stock options was recorded for the nine months ended September 30, 2015 and 2014, respectively.  The Company will recognize this expense as these options vest over their remaining useful lives, which range from 2 to 47 months.

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During August 2015, the Company sold an aggregate of 2,600,000 restricted shares of common stock to five accredited investors for cash proceeds totaling $130,000, or $0.05 per share.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of September 30, 2015 and December 31, 2014, the Company had accounts payable of $233,109, owed to certain consultants for services rendered in prior years. These consultants are stockholders of the Company.

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

MEDIZONE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10     NOTES PAYABLE

During September 2015, the Company entered into two notes payable with an unrelated third party which total $75,000. The notes are unsecured, have maturity dates in September 2018, bear interest of 12.0% per annum, with interest only payments due July 5 and January 5 each year through maturity. The holder may convert up to 20 percent of the then outstanding principal of the notes into conversion shares at $0.10 per share, at any time prior to the payment in full of the outstanding principle balance of the notes.  The Company has the right to prepay these notes without premium or penalty at any time.

NOTE 11     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and no such events require accounting or disclosure in the accompanying financial statements.

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

During the quarter ended September 30, 2015, we sold two AsepticSure systems to a purchaser in Jeddah, Saudi Arabia.  The purchaser, Al-Hidaya International Medical Services Company (Al-Hidaya), has also signed a non-binding letter of intent to become the Company’s exclusive distributor of the system in the Kingdom of Saudi Arabia, subject to the completion and execution of a binding distribution agreement.  Pursuant to the letter of intent, Al-Hidaya sponsored the travel of a Medizone team to Saudi Arabia led by Dr. Michael E. Shannon, our President and Director of Medical Affairs, to introduce the system to interested medical and government representatives in Saudi Arabia and to provide initial training to Al-Hidaya personnel.  Once an agreement has been executed, we expect Al-Hidaya to introduce a service model to the medical community throughout Saudi Arabia.  In addition, the distribution agreement will provide that if Al-Hidaya is successful in establishing sales of the system and related services in Saudi Arabia, we will consider granting future distribution rights to Al-Hidaya for other countries in the Middle East on a country-by-country basis.  A subsequent Al-Hidaya-sponsored trip by a senior Medizone technician to continue the training of Al-Hidaya technicians took place in October 2015.  Al-Hidaya worked with Saudi regulatory authorities through system demonstrations both in-hospital and in Al-Hidaya offices in these two training sessions.  Al-Hidaya has represented that it is in regular and frequent contact with the Saudi regulatory authorities and that it believes it will soon obtain full regulatory approval to import additional AsepticSure systems and operate them providing disinfection services.  Following Saudi regulatory approval, it is anticipated the formal contract for future distribution and service rights will be finalized and executed.  The distribution agreement will include additional system orders for production.  Al-Hidaya has established office, supply and training space to support AsepticSure activities and has hired service technicians in preparation for a broader launch following receipt of regulatory approval.  As of the date of this report, final Saudi regulatory approval is pending and the final distribution agreement with the proposed distributor had not been signed.

Subsequent to the quarter ended September 30, 2015, during the week of October 26-30, 2015, Dr. Shannon and other Medizone staff, with additional support from our Canadian distributor Wood-Wyant Canada, and at the request of Alberta Health Services (“AHS”), which represents 304 hospitals in the Province of Alberta, provided demonstrations of AsepticSure at two hospitals in the Province.  AHS had requested this be a thorough demonstration providing the opportunity for a complete evaluation of our system.  Until the completion of this evaluation period, it is our understanding that AHS has no immediate plans or intentions to make a procurement decision.

Results of Operations

Three Months Ended September 30, 2015 and 2014

During the quarter ended September 30, 2015, we continued our primary focus on the expansion of our distribution channels, the continued approval from the EPA and the continued development of a computer control feature for the AsepticSure® system.

For the quarter ended September 30, 2015, we had revenue of $167,000 and associated cost of goods sold of $88,411 from the sale of two AsepticSure systems in Saudi Arabia, compared to no revenues or costs of goods sold for the quarter ended September 30, 2014.

For the quarter ended September 30, 2015, we had a net loss of $798,136, compared with a net loss of $545,143 for the quarter ended September 30, 2014.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, interest expense and stock-based compensation expense recorded as a result of options granted to directors, an employee and consultants.  The increase in net loss for the quarter ended September 30, 2015 compared to the prior year was due to higher stock-based compensation expense for options granted during the quarter.

For the quarters ended September 30, 2015 and 2014, we incurred $800,185 and $429,900, respectively, in general and administrative expenses. The majority of these expenses comprise payroll and consulting fees and professional fees.  The increase in general and administrative expenses for the quarter ended September 30, 2015 over the comparable period in the prior year was due to higher stock-based compensation expense for options granted to directors, consultants and an employee.

For the quarters ended September 30, 2015 and 2014, we incurred $56,263 and $96,660, respectively, in research and development expenses.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The decrease for the quarter ended September 30, 2015 over the comparable period in the prior year was due to lower stock-based compensation expense for options granted to a consultant and an employee.

Principal amounts owed on notes payable totaled $382,689 and $298,241 as of September 30, 2015 and December 31, 2014, respectively.  Interest expense on these obligations for the quarters ended September 30, 2015 and 2014, was $6,820 and $6,192, respectively. The interest rates on this debt range from 4.63% to 12.00% per annum.

Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, we had revenue of $167,000 and associated cost of goods sold of $88,411 from the sale of two units in Saudi Arabia, compared to no revenues or cost of goods sold for the same period in the prior year.

For the nine months ended September 30, 2015, we had a net loss of $1,592,144, compared with a net loss of $1,532,712 for the nine months ended September 30, 2014. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The slight increase in net loss for the nine months ended September 30, 2015, compared to the same period in 2014, was due to higher stock-based compensation expense for options granted to directors, employees and consultants.  This was partially offset by reduced research and the proceeds from the sale of the two AsepticSure systems.

For the nine months ended September 30, 2015 and 2014, we incurred $1,401,199 and $1,164,435, respectively, in general and administrative expenses. The majority of these expenses comprise payroll, consulting fees and professional fees.  The increase for the nine months ended September 30, 2015, compared to the same period in 2014, was due primarily to higher stock-based compensation for options granted to directors, employees and consultants.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the nine months ended September 30, 2015 and 2014, we incurred $210,336 and $313,153, respectively, in research and development expenses as a result of prototype development costs, consulting, and other research activities. The decrease for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to lower stock-based compensation for the grant of options to consultants and an employee as well as the result of less research and development and prototype development costs.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Interest expense on notes payable during the nine months ended September 30, 2015 and 2014, was $19,438 and $18,651, respectively. The interest rates on this debt range from 4.63% to 12.00% per annum.

Liquidity and Capital Resources

As of September 30, 2015, our working capital deficiency was $3,388,643, compared to a working capital deficiency of $3,235,007 as of December 31, 2014. We have incurred significant losses from inception through September 30, 2015, which have resulted in an accumulated deficit of $34,954,568.  The stockholders’ deficit as of September 30, 2015 was $3,197,275, compared to $3,021,832 as of December 31, 2014.  This change is due to the net loss for the nine months ended September 30, 2015 offset by the sale of restricted shares of common stock.

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

During the nine months ended September 30, 2015, we generated cash of $676,000 through the sale of 13,400,000 shares of common stock to 20 accredited investors at prices ranging from $0.05 per share to $0.07 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of September 30, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the nine months ended September 30, 2015 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we sold an aggregate of 2,600,000 restricted shares of common stock to five accredited investors for cash proceeds totaling $130,000 at a price of $0.05 per share, as follows:

•	On August 31, 2015, we sold 900,000 shares of common stock to two accredited investors for cash proceeds of $45,000.

•	On August 17, 2015, we sold 1,000,000 shares of common stock to an accredited investor for cash proceeds of $50,000.

•	On August 5, 2015, we sold 500,000 shares of common stock to an accredited investor for cash proceeds of $25,000.

•	On August 3, 2015, we sold 200,000 shares of common stock to an accredited investor for cash proceeds of $10,000.

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

November 13, 2015