Form 10-K
period 2015-12-31
MEDIZONE INTERNATIONAL INC
filed 2016-03-03
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $43,934,237, computed by reference to the average bid and asked price of the common stock on such date of $0.129 per share.

There were 369,934,068 shares of the registrant’s common stock outstanding as of March 3, 2016.

Documents incorporated by reference.  None

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2015

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

Unless expressly indicated or the context requires otherwise, the terms “Medizone,” “Company,” “we,” “us,” and “our” in this document refer to Medizone International, Inc., a Nevada corporation, and, where appropriate, its affiliate.  In addition, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “Medizone” and “AsepticSure®.” and the stylized logos “Medizone,” “O3” and “AsepticSure®”.  Solely for convenience, some of the copyrights, trademarks, service marks and trade names referred to in this report are listed without the ©, ®, and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

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

AsepticSure® is the name of our patented ozone disinfectant system for hospitals, long-term care facilities and other critical infrastructure.  In the AsepticSure® system, oxygen atoms are misted into the environment with a hydrogen peroxide vapor.  The AsepticSure® formula creates Trioxidane, which separates our system from other ozone systems.  AsepticSure® has repeatedly demonstrated a 6-log (99.9999%) bactericidal kill inside an enclosed space without residual damage to the room contents.

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

Ozone is a gas composed of three oxygen atoms (O3) in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts back to oxygen (O2) fairly rapidly.  There are many uses of ozone as a disinfecting agent.  Although ozone does react with organic matter, it leaves no residue in water or on a treated product.  Ozone also does not form any toxic byproducts.  When used in water, no change in color or flavor results from ozone treatment, unlike chlorine treatment.  Ozone can be generated onsite from ambient air or from oxygen.  Each method has its advantages and unique challenges.  It has been demonstrated that ozone can be economically produced and is effectively used as an agent in food processing and equipment sanitizing, and in water treatment facilities globally.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam, or hot water.

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

We expect our unique ozone generating technologies will play a vital role in addressing what public health officials and surgeons world-wide have referred to as “the silent epidemic” (American Academy of Orthopedic Surgeons, May 2008, copy on file with the Company (“AAOS Study”)), specifically referencing Methicillin-resistant Staphylococcus aureus (“MRSA”) infection. This is a strain of Staphylococcus aureus bacteria (“staph”) that is resistant to the broad-spectrum antibiotics commonly used to treat it. MRSA can be fatal. According to the AAOS Study, “the number of hospital admissions for MRSA has exploded in the past decade. By 2005, admissions were triple the number in 2000 and 10-fold higher than in 1995.  In 2005, in the United States, 368,600 hospital admissions for MRSA — including 94,000 invasive infections — resulted in 18,650 deaths. The number of MRSA fatalities in 2005 surpassed the number of fatalities from hurricane Katrina and AIDS combined and is substantially higher than fatalities at the peak of the U.S. polio epidemic.” Indeed, biological contamination of medical treatment areas such as hospitals and chronic care facilities has been identified by several world renowned public health institutions, including the United States Centers for Disease Control or “CDC” (“CDC Report,” 17 Oct, 2007, copy on file with the Company), as one of the greatest threats to public health and safety in the industrial world. This concern was reflected in an article published in the journal Science (18 July 2008, Vol. 321, pp 356-361, copy on file with the Company) which estimated that hospital-based infections in 2006 accounted for almost 100,000 deaths in the United States. We expect that current data, if available, would indicate that deaths in the United States from hospital-acquired MRSA infections exceed 100,000 per year.

In response to this situation, we developed AsepticSure®, a highly portable, low-cost, ozone-based technology specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, intensive care units and other enclosed spaces such as gym locker rooms, laboratories and veterinary clinics. Since this technology is not considered a medical treatment or a diagnostic device, its development pathway is not subject to a stringent and expensive regulatory review process. We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence. Our team is also developing a variant of AsepticSure® for governmental use with bio-terrorism countermeasures.

We took delivery in January 2013 of the first AsepticSure® system constructed by our contract manufacturer, Transformix Engineering, located in Kingston, Ontario, Canada (“Transformix”).  We have four units in inventory as of December 31, 2015, which are available for sale.  During 2015 we sold two units.

On December 31 2012, Singapore issued Health Care Patent (P-no.: 176977 ‒ Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture).  We consider this significant for our business growth in Asia.  According to published reports, the treatment of non-resident and foreign patients (the “medical tourism market”) in Singapore has been growing rapidly and as reported by the Singapore press holdings on-line portal, AsiaOne, there were approximately 850,000 foreign patients treated in Singapore medical facilities during 2012, producing revenues of about $3.5 billion.  We believe Singapore could become a lucrative market for AsepticSure® sales as the medical system there seeks to distinguish itself with the safest hospitals possible in order to promote continued growth in the expanding medical tourism market.

In January 2013, we completed successful safety and preliminary operational trials of the AsepticSure® system at the Belleville General Hospital site of Quinte Health Care in Canada (“QHC”) in collaboration with Contamination Control Company (C3), an Ontario-based provider of AsepticSure® services in Canada.  Belleville General is a medium-sized community hospital affiliated with Queen’s University in Ontario, Canada.   We believe that these trials unequivocally demonstrate the safety and ease of operation of the AsepticSure® disinfection system in a functioning health care setting.  During the tests, the turnaround time for disinfection and reoccupation of the hospital rooms was less than 90 minutes.

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

In addition to full room disinfection, all support equipment associated with each contaminated room was also disinfected using AsepticSure® in virtually eliminating MRSA from the ward. These mobile pieces of patient care equipment are notoriously hard to clean by hand.  The ease of the use of AsepticSure® was also noted in the process.  The longer term effects of the treatments were more fully appreciated after a six-month follow-up completed in January 2014 indicated that no further illness related to MRSA was reported by the hospital.  We believe that our experience in the practical application of AsepticSure® at QHC’s Belleville General Hospital demonstrates a new standard for clean hospitals and will lead to saving thousands of lives, while reducing the overall cost of hospital care by avoiding the cost of treating these largely preventable infections, estimated by the CDC to be approximately $25,000 per new infection.

In May 2014, at the Infection Prevention and Control Association of Canada (“IPAC”) Annual Scientific Meeting in Halifax, Nova Scotia, Canada, Dr. Zoutman further reported that each of the rooms disinfected with AsepticSure® at Belleville in June 2013 had now gone a full year without another case of MRSA.

In January 2015, a senior official at QHC informed Medizone that following the use of AsepticSure® to treat the MRSA outbreak at Belleville and a C-difficile outbreak at QHC’s Trenton Memorial Hospital, the hospitals reported no further cases of illness related to MRSA or C-difficile, citing the use of AsepticSure® as a significant factor in this achievement. As reported by Dr. Zoutman at the IPAC meeting in Victoria, B.C. in June 2015, there had been no further cases of C-difficile at Trenton Memorial Hospital as of the meeting date.

Using the Belleville example of reporting an historical average of one to two new MRSA infections per month on the ward, to go a full year without a new infection would appear to have prevented approximately 18 new cases of hospital acquired MRSA infections.  The projected savings to the hospital is estimated at approximately $450,000 for cleaning each room one time.

We believe that this extraordinary demonstration of disinfection efficacy by AsepticSure® underscores the importance of obtaining 100% kill of infective pathogens in health care settings if the re-infection cycle is to be broken.  At Medizone’s research laboratories located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, Dr. Michael Shannon, the Company’s President and Director of Medical Affairs has demonstrated the requirement to obtain 100% kill in laboratory.  Using a 5-log control of MRSA Dr. Shannon intentionally obtained a partial kill of 3-log (99.9% kill of the bacteria.)  The importance of demonstrating with a 3-log kill is that 3-log is a greater kill than any current hospital double cleaning practice or other technology has proven capable of disinfecting surfaces throughout an entire room.  Only AsepticSure® has demonstrated the ability to obtain 100% kill in both laboratory and real world settings.

For this test following a 3-log, 99.9% kill of the MRSA bacteria, the test dish was simply set aside and observed.  In five hours the remaining 0.1% of surviving bacteria began to regenerate.  In five days it had grown back to full strength. All current cleaning practices known, with the exception of AsepticSure®, have failed to demonstrate 100% kill. The regeneration of infective pathogens is a major contributing factor to reinfection, commonly experienced as healthcare-associated infections (“HAI”) or infections that are acquired in hospitals.  AsepticSure® has now demonstrated the ability to break that reinfection cycle both in laboratory and at Belleville General Hospital.

On November 22, 2011, the Canadian Patent Office issued Canadian Patent No. 2,735,739 titled “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture.”  On October 8, 2013, the United States Patent and Trademark Office (“U.S. PTO”) issued U.S. Patent Number 8,551,399 titled “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture.”  On November 25, 2015, the Chinese State Intellectual Property Office issued Patent No. ZL201080030657.2 – “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture.”  Our healthcare patent applications have now been granted in the Canada, United States, China and Singapore.  Applications are also pending in the 38 member countries that are parties to the European Union (“EU”) Patent Treaty, as well as Korea, Japan, India, Brazil and Mexico.

During September 2015, we sold two AsepticSure systems to a purchaser in Jeddah, Saudi Arabia.  The purchaser, Al-Hidaya International Medical Services Company (Al-Hidaya), has also signed a non-binding letter of intent to become the Company’s exclusive distributor of the system in the Kingdom of Saudi Arabia, subject to the completion and execution of a binding distribution agreement.  Pursuant to the letter of intent, Al-Hidaya sponsored the travel of a Medizone team to Saudi Arabia led by Dr. Shannon, to introduce the system to interested medical and government representatives in Saudi Arabia and to provide initial training to Al-Hidaya personnel.  A subsequent Al-Hidaya-sponsored trip by a senior Medizone technician to continue the training of Al-Hidaya technicians took place in October 2015.  Al-Hidaya worked with Saudi regulatory authorities through system demonstrations both in-hospital and in Al-Hidaya offices in these two training sessions.  Once an agreement has been executed, we expect Al-Hidaya to introduce a service model to the medical community throughout Saudi Arabia.  In addition, the distribution agreement will provide that if Al-Hidaya is successful in establishing sales of the system and related services in Saudi Arabia, we will consider granting future distribution rights to Al-Hidaya for other countries in the Middle East on a country-by-country basis.   Al-Hidaya has represented that it is in regular and frequent contact with the Saudi regulatory authorities and that it believes it will soon obtain full regulatory approval to import additional AsepticSure systems and operate them providing disinfection services.  Following Saudi regulatory approval, it is anticipated the formal contract for future distribution and service rights will be finalized and executed.  The distribution agreement will include additional system orders for production.  Al-Hidaya has established office, supply and training space to support AsepticSure activities and has hired service technicians in preparation for a broader launch following receipt of regulatory approval.  As of the date of this report, final Saudi regulatory approval is pending and the final distribution agreement with the proposed distributor had not been signed.

During November 2015, we entered into an agreement for the introduction and distribution of AsepticSure® in South America with GYD S.A. (GYD). Medizone granted GYD exclusive distribution rights for the AsepticSure® system in Chile, Brazil, Colombia and Peru. GYD will lead the regulatory approval process throughout South America and exclusive distribution rights will be expanded to other countries in South America on a country-by-country basis as GYD achieves regulatory approvals and establishes channels of distribution.  In connection with the negotiation and execution of this agreement, GYD and three other investors in Chile invested $1 million in Medizone through the purchase of 10,000,000 shares of common stock at a price of $0.10 per share and warrants exercisable for one year to purchase an additional $1 million of common stock. The exercise price of the warrant shares is fixed at a 40% discount to market at the time of the exercise, however, in the event the warrants are exercised on or before March 30, 2016, the exercise price per share will be capped at the lesser of 40% discount to market or $0.25 per share. There is a one-year lock up on the shares acquired in the initial stock purchase.

During December 2015, we participated in the creation of and acquired a minority stake in Medizone Canada Inc., a Canadian National corporation, a corporation that will focus on research, development, manufacturing and Canadian employee compliance. The initial incorporating director is Dr. Michael Shannon.

In January 2016, we finalized an agreement with a consultant to obtain the know-how necessary to source the UV ozone-generating bulbs and the manufacturing expertise used in the construction of the generators.  In exchange, we issued 500,000 common shares at $0.08 per share to this consultant. In February 2016, we terminated the agreement as to future payments to the consultant.

While our intention is to expand distribution in the North American market first, we have also undertaken seed work with potential corporate distribution partners in Europe and parts of Asia.  With the exception of Chile, Peru, Columbia and Brazil, where our new distribution partner GYD S.A. is actively seeking regulatory approvals, distribution into those markets is not anticipated to commence until after we have more fully developed distribution into the North American market.  In the United States, we have experienced increasing levels of interest from hospital administrators and infectious disease experts within hospitals. Many have contacted us directly following their review of the results of our experience at Belleville General Hospital and Trenton Memorial.  We expect that we will be able to sell devices directly to hospitals as a result of this interest and that this will help us penetrate the United States market more quickly than if we are required to establish other distribution channels.  We continue to explore potential distributor arrangements and expect that may become another means of distribution as demand for AsepticSure® grows.

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

Interaction with the United States Environmental Protection Agency (“EPA”) unfortunately has progressed much more slowly.  The EPA allows the use of ozone with no reporting or record keeping requirements.  The EPA appears to accept that from an environmental perspective, the room is safe to occupy following an AsepticSure® disinfection.  The EPA has been provided with an independent environmental report titled “Ozone and Hydrogen Peroxide Industrial Hygiene Environmental Monitoring” that confirms the safety of the room following disinfection.  The report was done by two highly reputable firms.  The levels of both O3 and H2O2 following disinfection, when the door was opened, were demonstrated as being well below all international regulatory requirements including the U.S. Occupational Safety and Health Administration (OSHA) and the EPA.

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

The AsepticSure® system’s technology does not fit easily in the existing EPA protocols.  The EPA refers to AsepticSure® as a “fogger”, which falls under the agency’s Pesticides Products Division. While internally we do not consider AsepticSure® a pesticide, the Pesticides Products Division of the EPA is the organization within the EPA from which we must gain regulatory approval. The EPA requires pesticides to go through rigorous testing to demonstrate efficacy as well as safety. The EPA does not consider data generated outside of its own approved protocols, such as peer reviewed journal literature or real world results, in considering a product’s efficacy.

The Company continues to work with the EPA to satisfy final requirements for approval of the system.  The unique characteristics of the AsepticSure® method have resulted in more protracted review and testing associated with EPA clearance than originally anticipated by our technical advisors.  The most recent meetings with the agency and Company representatives in February 2016 resulted in our agreement to provide additional test results with multiple-assayed diluted peroxide mixtures to standards requested by the EPA. Those tests, once completed, will be submitted to the EPA by our advisors.  This process may require that we withdraw our previous application and submit the new results as a new filing with the agency, as directed by our legal and technical team in Washington, D.C.

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

Patents

Original Patents.  In addition to the patent applications filed in connection with our AsepticSure® system described below, in prior years we filed the following patent applications and were issued patents related to our original ozone technologies:

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

AsepticSure® Patents.  On July 6, 2009, we filed U.S. patent application (US 61/223,219) entitled “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture” for the AsepticSure® technology.  Patents have now been granted in Canada, the United States, China and Singapore.  The patent covers disinfection for rooms and their contents within all healthcare facilities, mobile or stationary, and other critical infrastructure such as schools and government buildings.

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

During September 2010, we filed an additional international patent application (PCT/CA2010/001364) covering recent developments in our variant of AsepticSure®, designed for government use in bio-terrorism countermeasures.  (The U.S. patent (US 8,636,951) was granted on January 28, 2014, entitled Bio-Terrorism Counteraction Using Ozone and Hydroperoxide).

An additional U.S. provisional patent application (US 61/380,758) was filed covering the use of AsepticSure® in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Also during September 2010, we filed a U.S. provisional patent application (US 61/380,825) covering the use of AsepticSure® for disinfecting sports equipment and training facilities including those associated with professional, college and high school level teams.  Recent investigations indicate a broad range of bacteria at high concentration actually resides within unclean sports equipment which tend to be covered in mucus, sweat, dead skin, and occasionally blood; ideal culture media for bacteria, fungi and mold. (The U.S. patent (US 8,992,829) was granted on March 31, 2015, entitled Sports Equipment and Facility Disinfection).

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

On October 8, 2013, the U.S. PTO issued U.S. Patent Number 8,551,399 entitled “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture.”  Our healthcare patent has now been granted in the Canada, United States, Singapore and China (see below).  An application is also pending in the 38 member countries that are parties to the EU Patent Treaty, as well as Korea, Japan, India, Brazil and Mexico.  We expect that this ruling by the US Examiner will prove favorable for us in connection with other pending applications.  As an example, the application for our government variant of AsepticSure® (designed for building remediation following biological attack), was originally challenged by the US Examiner, stating many of the same objections as originally stated for our Health Care application. Now that we’ve received a grant of the health care patent, we anticipate that the successful approach to overcoming those same objections for the government variant is likely to be accepted.

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

In November 2015, the Chinese State Intellectual Property Office issued Patent Certificate No. ZL 201080030657.2: “Healthcare Facility Disinfecting Process and System with Oxygen/Ozone Mixture.”  This patent will remain in force for a term of 20 years from the filing date (i.e., until July 5, 2030), subject to payment of renewal fees.

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

Employees

As of December 31, 2015, we had three employees, including two full-time employees in the United States and one full-time employee in Canada.

Additional Available Information

We maintain executive offices and principal facilities at 4000 Bridgeway, Suite 401, Sausalito, California 94965.  Our telephone number is (415) 331-0303.  We maintain a World Wide Website at http://medizoneint.com. The information on our website should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including the Company, at http://www.sec.gov.

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

Risks Related to Our Business

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  Our significant losses since inception and accumulated deficit of $35,398,346 as of December 31, 2015 raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect losses to continue for the foreseeable future. We have only recently begun to generate revenues from operations. No assurance can be given that our business activities will ever generate substantial revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our operating expenses. We will require additional financing in the future to cover our operating costs.  If we are unable to obtain additional financing or generate significant revenues from sales of our disinfection systems, we may be required to file for bankruptcy or liquidate.  We have financed our operations since inception primarily by the sale of common stock in small private placements to accredited investors and drawdowns under a private equity line of credit.  There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are acceptable to the Company.

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

While we have historically raised capital through the sale of our common stock, we are approaching our common stock authorized limit.    Our Articles of Incorporation authorize us to issue up to a total of 395,000,000 shares of common stock and 50,000,000 shares of preferred stock.  As of the date of this report, we have issued and outstanding 369,934,068 shares of common stock.  There are no shares of preferred stock issued and outstanding.  In addition, we have granted options or common stock purchase warrants for the purchase of up to 20,965,000 shares of common stock, of which 19,890,000 are presently exercisable, although most of those options and warrants are not in the money, meaning their exercise prices exceed the current market price of the Company’s common stock.  If all outstanding options and warrants were exercised immediately, we would have issued and outstanding 390,899,068 shares.  This means that the Company will be limited or perhaps precluded from raising additional equity capital, pursuing strategic partnership arrangements and acquisitions, or other similar transactions in which the Company is required to issue shares of common stock unless the price of the common stock significantly rises or the Company eventually increases the number of shares we are authorized to issue by an amendment to the Articles of Incorporation or effects a reverse split of the outstanding shares.  In such events, our operations and financial condition will be materially and adversely affected.  Moreover, even if we were to negotiate additional merger, acquisition, or other transactions on terms acceptable to the Company, we likely would not be able to complete such transactions without an increase in authorized capital.

General economic conditions may affect our revenue and harm our business.  Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased As a result, reserves for doubtful accounts and write-offs of accounts receivable could become necessary.  Our cash flows may be adversely affected by delayed payments or underpayments by our customers.

We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our products.  We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. We may also distribute our products through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be able to build a successful sales and marketing infrastructure or enter into independent contractor and distribution agreements on terms acceptable to us or at all. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive would depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our disinfection system. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff.  While thus far we have been able to engage and maintain qualified staff, particularly for research and development of our system, there is no assurance that we will succeed in retaining the personnel needed to meet our needs as operations expand.  Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required.  We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel.  It is likely that our academic collaborators will not become our employees.  As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities.  Our academic collaborators also may have relationships with other commercial entities, some of which could compete with us.

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

Market Risks

There is only a volatile, limited market for our common stock.  Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the Over-the-Counter Bulletin Board (“OTCQB”).  During the year ended December 31, 2015, our common stock traded on the OTCQB from a high closing price of $0.15 to a low of $0.05 per share.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock.  With the low price of our common stock, any securities placement by us would be dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

The requirements of being a public company may strain our resources and divert management’s attention.  We also are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and likely will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.  In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our continued sale of equity securities will dilute existing stockholders and may adversely affect the market price for our common stock.  Given our current business and operating needs, we will require additional financing, which will require the issuance of additional shares of our equity or debt securities convertible into equity securities.  We expect to continue our efforts to acquire financing in the future to fund additional growth, product manufacturing and development expenses, and administrative expenses, among other expenses, which will result in future and possibly significant dilution to existing stockholders.

Our common stock is subject to the “Penny Stock” rules of the SEC.  Our common stock is currently traded on the OTC Markets and is considered a “penny stock.” The OTC Markets are generally regarded as a less efficient trading market than the NASDAQ Capital Market.  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 2.  Properties

Our principal executive offices are located in leased premises at 4000 Bridgeway, Suite 401, Sausalito, California.  The lease term runs through December 31, 2016 with monthly lease payments of approximately $2,500.  Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products.  The lease term is month to month with a lease payment of $1,375 Canadian Dollars (“CD”) plus the applicable goods and services tax (“GST”).  A second laboratory space for full scale room testing and a storage unit are also leased on a month-to-month basis with lease payments of CD$1,375 and CD$475, respectively, plus the applicable GST.  We estimate that our current facilities are sufficient to meet our needs for at least the next 12 months.

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

Several years ago, a former consultant brought an action against the Company styled Rakas vs. Medizone International, Inc., in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement.  We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000.  Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and ordered that we post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of December 31, 2015 and 2014.  The Company intends to contest the judgment when it is able to do so in the future.

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

Fiscal Year 2014	High	Low
First Quarter Ended March 31	$0.17	$0.05
Second Quarter Ended June 30	$0.29	$0.16
Third Quarter Ended September 30	$0.22	$0.11
Fourth Quarter Ended December 31	$0.19	$0.08

Fiscal Year 2015
First Quarter Ended March 31	$0.11	$0.07
Second Quarter Ended June 30	$0.14	$0.07
Third Quarter Ended September 30	$0.15	$0.05
Fourth Quarter Ended December 31	$0.12	$0.05

Holders

As of December 31, 2015, we had approximately 2,350 holders of record of our common stock and 369,434,068 shares of common stock outstanding.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

We did not purchase any of our own securities during the year ended December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and discussion provides certain information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	20,965,000	0.20	4,935,000
Total	20,965,000	0.20	4,935,000

(1)   Includes shares subject to awards granted or available for grant under consulting agreements as well as the following plans: 2008 Equity Compensation Plan, 2009 Incentive Stock Plan, 2012 Equity Incentive Award Plan, and 2014 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company.

During November 2015, we sold a total of 10,000,000 restricted shares of common stock to four accredited investors for cash proceeds totaling $1,000,000, or $0.10 per share.  These sales were made without registration under the Securities Act in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and related SEC regulations promulgated thereunder.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015, we had a net loss of $2,035,922, compared to a net loss for 2014 of $1,940,440.  The primary reasons for the increase in net loss is higher stock-based compensation expense in 2015 for options granted to directors, officers, employees and consultants.  Our primary expenses are payroll and consulting fees, research and development expenses, office expenses, interest expense and compensation expense recorded as a result of our granting of stock options.  Net loss per common share was ($0.01) in 2015 and 2014.

For the year ended December 31, 2015, we had sales of $197,000 compared to no sales for the year ended December 31, 2014.  Related cost of goods sold totaled $114,811 for the year ended December 31, 2015.  As of December 31, 2015, we recognized as revenue deposits from customers totaling $30,000 for units delivered in 2015.

General and administrative expenses for 2015 were $1,737,175, compared to $1,445,049 for 2014.  The key expenses include payroll and consulting fees, professional fees, director fees, and compensation expense recorded as a result of granting of stock options.  The increase in expenses from the prior year was due primarily to higher stock-based compensation for options granted to directors, employees and consultants.  The remaining general and administrative expenses include rent, office expenses and travel expenses.

Research and development expenses for 2015 were $299,649, compared to $420,945 for 2014.  The decrease from the prior year was primarily due to lower consulting and engineering costs.  Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development.

Notes payable totaled $372,396 as of December 31, 2015, and $298,241 as of December 31, 2014.  Interest expense on these obligations totaled $27,872 for 2015 and $25,176 for 2014.  The interest rates on this debt ranged from 4.63% to 12.00% per annum.

Based on the number of inquiries we are receiving, and the fact that the HAI problem continues to grow worse globally based on frequent media reports, we expect to see significant product demand as we increase production.  We have four units currently available for sale and held in inventory.

Liquidity and Capital Resources

As of December 31, 2015, our working capital deficiency was $2,675,007 compared to $3,235,007 as of December 31, 2014.  The total stockholders’ deficit as of December 31, 2015 was $2,569,234 compared to $3,021,832 as of December 31, 2014.

During 2012, we generated initial sales of our AsepticSure® disinfection system.  We will continue to require additional financing to fund operations and to undertake our new business plans, to further the ongoing testing, and to market our hospital and medical disinfection system.  We believe that we will need approximately $1,000,000 during the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During 2015, we raised a total of $1,676,000 through the sale of 23,400,000 shares of common stock at prices ranging from $0.05 to $0.10 per share.  We used the proceeds from these securities issuances to keep current in our reporting obligations under the Exchange Act and to pay certain other corporate obligations.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the ASU is permitted for financial statements that have not been previously issued.  The Company is assessing the impact, if any, of implementing this guidance on its financial reporting.

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes are set forth beginning on page 31 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (US GAAP).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992), or the COSO criteria.  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of December 31, 2015 were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2015.

Name	Age	Position
Edwin G. Marshall	73	Chairman of the Board, Chief Executive Officer
Michael E. Shannon	67	Director, President, and Director of Medical Affairs, President of CFGH
Daniel D. Hoyt	76	Director
David A. Esposito	47	Director
Vincent C. Caponi	66	Director
Thomas E. Auger	46	Chief Financial Officer

Following is a brief summary of the background and experience of each of our directors and executive officers:

Edwin G. Marshall became Chairman of the Board in June 1997. He was appointed Chief Executive Officer in April 1998.  Mr. Marshall attended the College of Marin, with a double major in business and fire science. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. He then pursued various business interests including ownership of a real estate brokerage firm and part-ownership of a number of other small businesses in other fields.  He has been a private investor in real estate, precious metals, and stocks since 1973.  Mr. Marshall serves both as our Chairman and as our Chief Executive Officer. The Board of Directors has determined that it is most efficient at this time for Mr. Marshall to serve as both Chairman and Chief Executive Officer of the Company.

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008 and President of the Company in 2011.  He also serves as Director of Medical Affairs since 2002 and in October 2008 was appointed President of CFGH.  Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 28 years. He served in the Canadian Forces for 31 years retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996 he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada.  He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office, his assignment being to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007.  Dr. Shannon has been actively engaged in medical bio-oxidative (O3) based research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University.

Daniel D. Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 38 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. From June 1996 until June 2010, Mr. Hoyt was the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials.  He also serves on the Development Board of the Indiana University Simon Cancer Center (since January 2000) and is the Vice-Chair of the Board of the St. Vincent Foundation in Indianapolis, Indiana. Mr. Hoyt serves on our Audit and Compensation Committees.

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

Thomas (Tommy) E. Auger joined us as our Chief Financial Officer in December 2010.  Since August 2010, Mr. Auger has been engaged as a consultant on accounting and financial operations for companies and senior management.  From August 2008 until August 2010, he was the Chief Financial Officer of Red Ledges Land Development, Inc., a private developer of recreational and vacation properties in Utah.  From September 2004 until August 2008, he was vice president of finance and administration for Talisker Corporation, a private company engaged in developing, owning and operating recreation properties and resorts in North America.  From 1994 until 2004, Mr. Auger was an accountant with the international accounting firms Deloitte and Touche (1994-1995), KPMG LLP (1995-1999 and 2002-2004) and Arthur Andersen (1999-2002).  Mr. Auger is a CPA licensed in Utah and Oklahoma and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants (“UACPA”).  He is a member of the UACPA Leadership Council, and also served as committee chair of the ProNet Council for many years.  He received an MS in Accounting in 1994 and a BS in Accounting in May 1993 from Oklahoma City University.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders.  The Board of Directors establishes policy and provides strategic direction, oversight, and control of the Company.  The Board of Directors met seven times during the year ended December 31, 2015.  All directors participated in all of the meetings held by the Board of Directors.  The Board of Directors has no nominating or other committees except for audit and compensation committees established in January 2015.

Code of Ethics

We have adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC. This document can be found on our website at http://medizoneint.com. The Code of Ethics applies to our executive officers, as well as all employees and consultants. We have communicated the high level of ethical conduct expected from all of our employees, including our officers and our consultants. We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

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

Board Committees

During January 2015, our Board of Directors formed an Audit Committee and a Compensation Committee.

Audit Committee.  The Audit Committee of the Board of Directors (the “Audit Committee”) is a standing committee of the Board, which has been established as required by Section 3(a) of the Exchange Act.  Members of the Audit Committee are Mr. Esposito, Chairman, and Mr. Hoyt and Mr. Caponi.  The Board has determined that Mr. Caponi is an “audit committee financial expert,” as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Board also believes that each member of the Audit Committee meets stock exchange requirements regarding financial literacy.  The Audit Committee’s responsibilities include: (i) appointing the independent registered public accounting firm of the Company, (ii) reviewing, approving and monitoring the scope and cost of any proposed audit and non-audit services that are provided by, as well as the qualifications and independence of, the independent registered public accounting firm, (iii) reviewing and monitoring with the independent registered public accounting firm, and any internal audit staff, the results of audits, any recommendations from the independent registered public accounting firm and the status of management’s actions for implementing such recommendations, as well as the quality and adequacy of our internal financial controls and any internal audit staff, and (iv) reviewing and monitoring our annual and quarterly financial statements and the status of material pending litigation and regulatory proceedings. The Audit Committee met three times in 2015.

Compensation Committee.  The Compensation Committee of the Board of Directors (the “Compensation Committee”) includes as members Mr. Caponi, Chairman, Mr. Hoyt and Mr. Esposito.  All members of the Compensation Committee are outside directors as defined by Rule 162(m) of the Internal Revenue Code and are non-employee directors as defined by the applicable regulations promulgated by the SEC under the Exchange Act.  The Compensation Committee’s responsibilities include: (i) reviewing and recommending to the full Board of Directors the salaries, bonuses, and other forms of compensation and benefit plans for management and (ii) administering our equity compensation plans.  The duties of the Compensation Committee as the administrator of those plans include, but are not limited to, determining those persons who are eligible to receive awards, establishing terms of all awards, authorizing officers of the Company to execute grants of awards, and interpreting the provisions of the equity compensation plans and grants that are made under those plans.  The Compensation Committee met one time in 2015.

As of the date of this report, we do not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors in the future to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at an annual meeting of stockholders, fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

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

With the formation of an Audit Committee and a Compensation Committee in January 2015, the Board delegated the oversight and management of certain risks to the Audit Committee and Compensation Committee. The Audit Committee is responsible for the oversight of Company risks relating to accounting matters, financial reporting and related-party transactions. To satisfy these oversight responsibilities, the Audit Committee meets regularly with and receives reports from the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm.

The Compensation Committee is responsible for the oversight of risk relating to the Company’s compensation and benefits programs. To satisfy these oversight responsibilities, the Compensation Committee meets regularly with and receives reports from the Company’s Chief Executive Officer and Chief Financial Officer to understand the financial, human resources and shareholder implications of compensation and benefits decisions.

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

Item 11.  Executive Compensation

The following table summarizes information concerning the compensation of our Chief Executive Officer (principal executive officer) during the years ended December 31, 2015 and 2014, and our two other highest paid executive officers for services rendered in all capacities (with the principal executive officer collectively, the “Named Executive Officers”) who were serving in such capacities as of December 31, 2015.

Summary Compensation Table

Name and principal position	Year	Salary	Option Awards	Total
(a)	(b)	(c)	(e)	(f)

Edwin G. Marshall (1) (2)	2015	$195,000	$113,640	$308,640
Chairman and Chief Executive Officer	2014	$195,000	$35,784	$230,784

Michael E. Shannon (3)	2015	$190,187	$113,640	$303,827
Director of Medical Affairs	2014	$213,311	$149,853	$363,164

Thomas (“Tommy”) E. Auger (4)	2015	$60,000	$26,516	$86,516
Chief Financial Officer	2014	$60,000	$14,314	$74,314

(1)
No stock awards were made during these periods and therefore Column (d) is omitted from this table. Amount in column (e) represents the fair value on the date of grant of compensation paid Mr. Marshall in the form of stock options granted as compensation for Mr. Marshall’s service as a member of our Board of Directors (see “Director Compensation” following this section). Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife), an employee of the Company, were $82,000 in 2015 and 2014, respectively, and are not included in the table.

(2)
Not included in the table are aggregate accrued and unpaid wages owed Mr. Marshall as of December 31, 2015 for periods prior to 2009, totaled $1,065,189. Not included in the table are aggregated accrued and unpaid wages and consulting fees owed as of December 31, 2015 to Dr. Jill Marshall for periods prior to 2009, totaled $441,583.

(3)
Dr. Shannon is President of Medizone and of CFGH, and serves as the Director of Medical Affairs and President of the Company. His salary (column (c)) is paid by CFGH in CD.  Base salary is CD$240,000 per year.  The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year.  The average exchange rates for 2015 and 2014 were 0.7924465 and 0.8887995, respectively.  Column (e) represents the fair value on the date of grant of compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”).  Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2015.

(4)
Mr. Auger became our Chief Financial Officer on December 30, 2010. Mr. Auger’s services are provided to the Company under a consulting agreement. The fee paid to Mr. Auger was $60,000 for both 2015 and 2014.  Column (e) represents the fair value on the grant date for options granted by the Company.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2015, and that such filings were timely.

Outstanding Equity Awards as of Fiscal Year-End 2015

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)

Edwin G. Marshall
Principal Executive Officer	1,000,000	-	-	$0.23	2/21/17
	250,000	-	-	$0.163	4/30/19
	1,500,000	-	-	$0.087	8/18/20

Michael E. Shannon
President	1,000,000	-	-	$0.23	2/21/17
	250,000	-	-	$0.163	4/30/19
	1,000,000	-	-	$0.13	8/15/19
	1,500,000	-	-	$0.087	8/18/20

Thomas (“Tommy”) E. Auger
Principal Accounting and Financial Officer	150,000	-	-	$0.14	3/17/16
	250,000	-	-	$0.23	2/21/17
	100,000	-	-	$0.163	4/30/19
	350,000	-	-	$0.087	8/18/20

Director Compensation

The following table summarizes the compensation paid during the year ended December 31, 2015 to our directors.  During 2015 there was no cash compensation paid to our directors.  We made no stock awards and we paid no non-equity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation to the directors; those columns are therefore omitted from the table.

Name (a)	Option awards (d)
Daniel D. Hoyt (1)	$113,640
David A. Esposito (2)	$56,820
Vincent C. Caponi (3)	$56,820

(1)	As of December 31, 2015 and 2014, Mr. Hoyt had 2,750,000 and 1,250,000 vested shares, respectively, subject to purchase under options that have vested.

(2)
As of December 31, 2015 and 2014, Mr. Esposito had 1,750,000 and 1,000,000 vested shares, respectively, subject to purchase under options that have vested.  Does not include additional unvested options for the purchase of 1,000,000 shares of common stock granted February 26, 2014.

(3)	As of December 31, 2015 and 2014, Mr. Caponi had 1,750,000 and 0 vested shares, respectively, subject to purchase under options that have vested.

In August 2015, in lieu of other compensation, the directors were awarded stock options for the purchase of 6,000,000 shares of common stock, exercisable at a price of $0.0877 per share, which was the closing price of the Company’s common stock reported on the OTCQB on August 18, 2015, the date of grant. The members of the Board of Directors had not previously been compensated for their service since 2014.  The amount indicated in column (d) represents the fair value of these options on the date of grant for Mr. Hoyt, Mr. Esposito and Mr. Caponi. Options granted to Mr. Marshall and Dr. Shannon for service as directors are included in the Summary Compensation Table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables contain information as of March 3, 2016 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5% of our voting securities based solely on the Company’s review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this report holding office on the Table Date, and (4) all executive officers and directors as a group.  As of the Table Date, 369,934,068 shares of the Company’s common stock were issued and outstanding.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Edwin G. Marshall, Director and Chief Executive Officer (2)	16,057,597	4.1%
Common Stock	Michael E. Shannon, Director and President (3)	6,239,000	1.6%
Common Stock	Daniel D. Hoyt, Director (4)	11,251,988	2.9%
Common Stock	David A. Esposito, Director (5)	2,750,000	*
Common Stock	Vincent C. Caponi, Director (6)	1,750,000	*
Common Stock	Thomas (“Tommy”) E. Auger, Chief Financial Officer (7)	850,000	*
Common Stock	All Officers and Directors As a Group (6 persons) (8)	38,898,585	10.0%
 ___________

* Less than one percent of the issued and outstanding common stock.

(1)	Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 4000 Bridgeway, Suite 401, Sausalito, California 94965.

(2)
Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 9,759,729 shares owned directly by Mr. Marshall, and (iii) 52,868 shares held by Mr. and Mrs. Marshall as joint tenants.  Also includes 3,575,000 shares subject to purchase under options that have vested, which are held in the names of Mr. Marshall (for 2,750,000 shares) and his wife, Dr. Jill Marshall (for 825,000 shares).

(3)	Includes 2,489,000 shares owned of record and 3,750,000 shares subject to purchase under options that have vested.

(4)	Includes 8,501,988 shares owned directly by Mr. Hoyt and 2,750,000 shares subject to purchase under options that have vested.

(5)
Includes 1,000,000 shares owned of record and 1,750,000 shares subject to purchase under options that have vested.  Does not include additional unvested options for the purchase of 1,000,000 shares of common stock granted February 26, 2014.

(6)	Includes 1,750,000 shares subject to purchase under options that have vested.

(7)	Options to purchase 850,000 shares of common stock that have vested.

(8)	Based on a total of 369,934,068 shares outstanding as of the Table Date, plus 19,890,000 shares that may be issued upon the exercise of options that have vested, totaling 389,824,068 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

We owe accrued and unpaid compensation to our Chairman and Chief Executive Officer for periods prior to December 31, 2009.  We also owe accrued and unpaid compensation for those prior periods to former officers, including Mr. Marshall’s wife, Dr. Jill Marshall. See “Executive Compensation.”  Except as disclosed herein, we have not entered into any other transactions with related persons during the last two completed fiscal years that resulted in indebtedness or otherwise involved amounts in excess of the lesser of $120,000 or one percent of the average of our total assets as of year-end for the last two years.

Any future transactions between us and our officers, directors, principal stockholders or affiliates will be on terms approved by the Audit Committee or by a majority of disinterested directors.

Director Independence

The NASDAQ Stock Markets (“NASDAQ”) and New York Stock Exchange (“NYSE”) have established rules and regulations which generally require companies listed on these exchanges to have a board of directors with a majority of independent directors.  Our common stock is currently traded on the OTCQB, which does not impose standards relating to director independence or the composition of committees with independent directors, or provide definitions of independence.  However, a majority of the members of our Board of Directors are independent under NASDAQ Marketplace Rules.

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

Item 14.  Principal Accounting Fees and Services

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

For the year ended December 31, 2015, the Board of Directors approved the engagement of our independent registered public accounting firm and had the ultimate authority and responsibility to select, evaluate and where appropriate, replace the independent registered public accounting firm and nominate an independent registered public accounting firm for stockholder approval.  Going forward, the selection of the independent registered public accounting firm will be performed by the Audit Committee of the Board of Directors.

Prior to the performance of any services, the Audit Committee will approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor.  We also expect that the Audit Committee will pre-approve certain services to be provided by the independent registered public accounting firm.

In 2015, the Board of Directors considered whether the performance of non-audit services was compatible with maintaining the independence of our independent registered public accounting firm, Tanner LLC (“Tanner”).

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or its affiliate and that it has had, during the last three years, no connection with the Company or its affiliate, other than as the Company’s independent registered public accounting firm or in connection with certain other activities, as described below.

Services

Tanner performed services consisting of the audit of the annual consolidated financial statements of the Company and its affiliate for 2015 and 2014.  Tanner did not perform any financial information systems design and implementation services for the Company.

The following table summarizes the audit fees (which include quarterly reviews and periodic filings) paid to Tanner for the years ended December 31, 2015 and 2014.  The table also includes tax compliance fees paid to Tanner for the years indicated:

	Years Ended December 31,
	2015	2014
Audit Fees	$30,947	$27,917
Audit Related Fees	-	-
Tax Fees	2,300	2,375
All Other Fees	-	-
Total Fees	$33,247	$30,292

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(2)           Schedules – None

(3)           Exhibits:

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(ii)	Bylaws (1)
10(a)	Distribution Agreement (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.

(1)	Incorporated by reference to Registration Statement on Form S-18 (no. 2-93277-D), May 14, 1985.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for period ended December 31, 1986.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for period ended September 30, 2009.
(4)	Incorporated by reference to Current Report on Form 8-K filed November 17, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medizone International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

Dated: March 3, 2016	By:	/s/ Edwin G. Marshall
Edwin G. Marshall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin G. Marshall	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2016
Edwin G. Marshall

/s/ Michael E. Shannon	President and Director	March 3, 2016
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	March 3, 2016
Daniel D. Hoyt

/s/ David A. Esposito	Director	March 3, 2016
David A. Esposito

/s/ Vincent C. Caponi	Director	March 3, 2016
Vincent C. Caponi

/s/ Tommy E. Auger	Chief Financial Officer (Principal Accounting	March 3, 2016
Tommy E. Auger	and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medizone International, Inc.

We have audited the accompanying consolidated balance sheets of Medizone International, Inc. and affiliate (collectively, the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders’ equity.  Additionally, the Company has minimal cash and negative working capital as of December 31, 2015.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
March 3, 2016

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Balance Sheets

ASSETS
	December 31,
	2015	2014
Current assets:
Cash	$745,078	$140,496
Inventory	277,823	265,234
Prepaid expenses	31,986	60,705
Total current assets	1,054,887	466,435
Property and equipment, net	415	830
Other assets:
Trademark and patents, net	176,086	208,073
Lease deposit	4,272	4,272
Total other assets	180,358	212,345
Total assets	$1,235,660	$679,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$491,044	$470,147
Accounts payable – related parties	233,109	233,109
Accrued expenses	554,834	516,434
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	-	30,000
Other payables	224,852	224,852
Notes payable	297,396	298,241
Total current liabilities	3,729,894	3,701,442
Notes payable, net of current portion	75,000	-
Total liabilities	3,804,894	3,701,442
Commitments and contingencies (Notes 5 and 10)

Stockholders’ deficit:
Preferred stock, $0.00001 par value 50,000,000 authorized: no shares outstanding	-	-
Common stock, $0.001 par value 395,000,000 authorized: 369,434,068 and 346,034,068 shares outstanding, respectively	369,434	346,034
Additional paid-in capital	32,496,646	30,052,656
Accumulated other comprehensive loss	(36,968)	(58,098)
Accumulated deficit	(35,398,346)	(33,362,424)
Total stockholders’ deficit	(2,569,234)	(3,021,832)
Total liabilities and stockholders’ deficit	$1,235,660	$679,610

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2015	2014
Revenues	$197,000	$-
Operating expenses:
Cost of revenues	114,811	-
General and administrative	1,737,175	1,445,049
Research and development	299,649	420,945
Depreciation and amortization	53,442	49,270
Total operating expenses	2,205,077	1,915,264
Loss from operations	(2,008,077)	(1,915,264)
Interest expense	(27,872)	(25,176)
Interest income	27	-
Net loss	(2,035,922)	(1,940,440)
Other comprehensive loss:
Gain (loss) on foreign currency translation	21,130	(31,829)
Total comprehensive loss	$(2,014,792)	$(1,972,269)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	355,464,753	335,658,604

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2013	322,055,496	$322,055	$28,018,398	$(26,269)	$(31,421,984)	$(3,107,800)

Common stock issued for cash ranging from $0.05 to $0.085 per share	23,978,572	23,979	1,580,271	-	-	1,604,250

Stock-based compensation	-	-	453,987	-	-	453,987

Loss on foreign currency translation	-	-	-	(31,829)	-	(31,829)

Net loss	-	-	-	-	(1,940,440)	(1,940,440)

Balance, December 31, 2014	346,034,068	346,034	30,052,656	(58,098)	(33,362,424)	(3,021,832)

Common stock issued for cash ranging from $0.05 to $0.10 per share	23,400,000	23,400	1,652,600	-	-	1,676,000

Stock-based compensation	-	-	791,390	-	-	791,390

Gain on foreign currency translation	-	-	-	21,130	-	21,130

Net loss	-	-	-	-	(2,035,922)	(2,035,922)

Balance, December 31, 2015	369,434,068	$369,434	$32,496,646	$(36,968)	$(35,398,346)	$(2,569,234)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,035,922)	$(1,940,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,442	49,270
Stock-based compensation	791,390	453,987
Changes in operating assets and liabilities:
Inventory	(12,589)	-
Prepaid expenses	95,127	37,594
Customer deposits	(30,000)	-
Accounts payable and accounts payable – related parties	20,898	(8,986)
Accrued expenses and accrued expenses – related parties	38,400	(5,745)
Net cash used in operating activities	(1,079,254)	(1,414,320)

Cash flows from investing activities:
Purchases of trademark and patents	(21,041)	(36,992)
Net cash used in investing activities	(21,041)	(36,992)

Cash flows from financing activities:
Principal payments on notes payable	(67,253)	(62,469)
Issuance of notes payable	75,000	-
Issuance of common stock for cash	1,676,000	1,604,250
Net cash provided by financing activities	1,683,747	1,541,781
Effects of foreign currency exchanges rates	21,130	(31,829)
Net increase in cash	604,582	58,640
Cash as of beginning of the year	140,496	81,856
Cash as of end of the year	$745,078	$140,496

Supplemental cash flow information:
Cash paid for interest	$1,126	$1,520
Non-cash financing activities:
Financing of insurance premiums	$66,408	$65,214

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Organization

The consolidated financial statements presented are those of Medizone International, Inc. (Medizone) and the Canadian Foundation for Global Health (CFGH), a not-for-profit foundation based in Ottawa, Canada, considered to be a variable interest entity (VIE) as described below.  Collectively, they are referred to herein as the “Company”.  The Company is in the business of designing, manufacturing and selling a patented system using ozone in the disinfection of surgical and other medical treatment facilities and in other applications.

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

Accounting standards require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests (ownership, contractual, or other financial interests) in the VIE.  In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the financial results of the VIE with it.  Accordingly, the financial position and results of operations of CFGH are consolidated with Medizone as of and for the years ended December 31, 2015 and 2014.

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

c.    Basic and Diluted Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the year as follows:

	For the Years Ended December 31,
	2015	2014

Numerator (net loss)	$(2,035,922)	$(1,940,440)

Denominator (weighted average number of common shares outstanding)	355,464,753	335,658,604

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Common stock equivalents, consisting of 20,965,000 options, have not been included in the calculation as their effect is antidilutive for the years presented.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

As of December 31, 2015, the Company had net operating loss (“NOL”) carryforwards of approximately $11,066,000 that may be offset against future taxable income, if any, and expire through 2034.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized.  No tax benefit has been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income or decrease net loss in the period such determination was made.

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

Deferred income tax assets as of December 31, 2015 and 2014 comprised the following:

	2015	2014

Net operating loss carryforwards	$4,408,800	$4,090,400
Related-party accruals	1,165,900	1,155,200
Valuation allowance	(5,574,700)	(5,245,600)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Income tax benefit based on U.S. statutory rate of 34%	$(692,200)	$(659,700)
Stock issued for expenses	269,100	154,400
Other	94,000	290,400
Change in valuation allowance	329,100	214,900
	$-	$-

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.     Provision for Income Taxes (continued)

The Company had no uncertain income tax positions as of December 31, 2015 and 2014.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2012.

f.    Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and the accounts of CFGH, a VIE.

All material intercompany accounts and transactions have been eliminated.

g.    Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

k.    Revenue Recognition Policy

The Company recognizes revenue when it ships its products, title and risk of loss passes to customers, payment from the customer is reasonably assured and the price is fixed or determinable.  The Company records customer deposits received in advance of shipping products as a liability.

l.   Inventory

The Company’s inventory consists of its AsepticSure® product and is valued on a specific identification basis.  The Company purchases its inventory as a finished product from unrelated manufacturing companies.  The Company determined that there was no obsolete or excess inventory as of December 31, 2015 and 2014.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

n.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  This ASU is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is currently assessing the impact, if any, of implementing this guidance on the Company’s financial reporting.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the ASU is permitted for financial statements that have not been previously issued.  The Company is assessing the impact, if any, of implementing this guidance on its financial reporting.

o.    Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which cash, at times, exceeds federally insured limits.  As of December 31, 2015, the Company had approximately $212,000 of cash balances that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
Computers and software	$2,938	$2,938
Furniture	2,075	2,075
	5,013	5,013
Accumulated depreciation	(4,598)	(4,183)
Property and equipment, net	$415	$830

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 2 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense for the years ended December 31, 2015 and 2014 was $415 and $787, respectively.

NOTE 3 - TRADEMARK AND PATENTS

Trademark and patents consist of the following as of December 31, 2015 and 2014:

	2015	2014
Patent costs	$383,997	$362,956
Trademark	770	770
	384,767	363,726
Accumulated amortization	(208,681)	(155,653)
Trademark and patents, net	$176,086	$208,073

Amortization expense for the years ended December 31, 2015 and 2014 was $53,027 and $48,483, respectively.  The future amortization as of December 31, 2015 is as follows: 2016-$53,910; 2017-$46,569; 2018-$34,028; 2019-$20,368; 2020-$14,090; and 2021-$7,121.

NOTE 4 - ACCRUED EXPENSES AND ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses and accrued expenses – related parties consist of the following as of December 31, 2015 and 2014:

	2015	2014
Accrued payroll and consulting – related parties	$1,812,106	$1,812,106
Accrued interest	529,015	502,269
Accrued payroll taxes – related parties	116,553	116,553
Other accruals	25,819	14,165
Total	$2,483,493	$2,445,093

Accrued expenses – related parties consist of accrued but unpaid payroll and consulting fees (and associated taxes) for certain of the Company’s employees and consultants who are also directors, officers or stockholders.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is subject to certain claims and lawsuits arising in the normal course of business.  In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2015 and 2014.  The Company intends to contest the judgment if and when it is able to do so in the future.

Other Payables
As of December 31, 2015 and 2014, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

The Company has a non-cancelable lease for office space located in California, with monthly payments of approximately $2,300 through December 31, 2015 and $2,500 through December 31, 2016.

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

Common Stock for Cash – 2015

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

During November 2015, the Company sold 10,000,000 restricted shares of common stock to an accredited investor for cash proceeds totaling $1,000,000, or $0.10 per share.

Recapitalization

The Company’s amended Articles of Incorporation (“AOI”) include a class of preferred stock, par value $0.00001, with authorized shares of 50,000,000.  To date, no shares of preferred stock have been issued.  The rights and preferences of the authorized preferred shares will be determined by the Company’s Board of Directors.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 6 - EQUITY TRANSACTIONS (continued)

The amended AOI authorize 395,000,000 shares of common stock, par value $0.001.

NOTE 7 - COMMON STOCK OPTIONS

In May 2012, the Company granted options for the purchase of 1,000,000 shares of common stock to a consultant for distribution channel related services to be performed.  The options have vested as of December 31, 2015.  The options have an exercise price of $0.17 per share, and are exercisable for up to five years.  The Company recognized $69,300 of expense during the year ended December 31, 2015.

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones, which were met in 2015.  The Company recognized the remaining expense of $17,659 during the year ended December 31, 2015.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years. The Company recognized $16,017 and $80,075 during the years ended December 31, 2015 and 2014, respectively, in connection with the options that vested February 26, 2015.  The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested January 9, 2015.  The options are exercisable for five years. The grant date fair value of these options was $24,023.  The Company recognized expense of $800 and $23,223 during the years ended December 31, 2015 and 2014, respectively.

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

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 vested during 2015.  The options are exercisable for five years.  The Company recognized expense of $8,342 and $8,342 during the years ended December 31, 2015 and 2014, respectively.

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

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options vested October 7, 2015.  The options are exercisable for five years. The grant date fair value of the options was $140,178.  The Company recognized $105,133 and $35,045 during the years ended December 31, 2015 and 2014, respectively.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 7 - COMMON STOCK OPTIONS (continued)

On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The required milestones have been met and the shares are fully vested.  The options are exercisable for five years.  The total value of these options at the date of grant was $13,461, which the Company recognized as an expense during the year ended December 31, 2015.
.
In August 2015, the Company granted options for the purchase of a total of 7,150,000 shares of common stock for services rendered, as follows: 6,000,000 shares total to five directors of the Company, 650,000 shares total to four consultants, and 500,000 shares to an employee of the Company.  All options vested upon grant, have an exercise price of $0.088 per share, and are exercisable for up to five years.  The total value of these options at the date of grant was $541,687, which the Company recognized as an expense during the year ended December 31, 2015.

In August 2015, the Company granted options to a consultant for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.085 per share.  These options vested upon grant and are exercisable for up to five years.  The total value of these options at the date of grant was $18,991, which the Company recognized as an expense during the year ended December 31, 2015.

The Company’s 2014 Equity Compensation Plan (the “2014 Plan”) was adopted on April 30, 2014 by the Board of Directors.  The Company filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under awards made pursuant to the 2014 Plan.  As of December 31, 2015, the Company had 4,935,000 options available for grant under the 2014 Plan and previously adopted plans.

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including expected volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero.  Expense of $791,390 and $453,987 was recorded for the years ended December 31, 2015 and 2014, respectively.  Excluding options whose performance condition is not yet deemed probable as of December 31, 2015, the Company had various unvested outstanding options with related unrecognized expense of $104,647.  The Company will recognize this expense when achievement of the required milestones become probable.

The Company estimated the fair value of the stock options at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.52%	to	1.60%
Expected life			5 years
Expected volatility	131.33%	to	136.34%
Dividend yield			0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2015 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2015	18,565,000	$0.18
Granted	7,400,000	0.09
Expired/Canceled	(5,000,000)	0.21
Outstanding, December 31, 2015	20,965,000	0.14
Exercisable	19,890,000	0.14

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 8 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2015 and 2014, the Company owed $233,109 to certain consultants for services. These consultants are stockholders of the Company and are related parties.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2015 and 2014:

	2015	2014
Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997 (principal and accrued interest as of December 31, 2015), interest at 8%. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur. These notes payable are in default.	$182,676	$182,676
Unsecured notes payable to a third party in the amount of $50,000, due on September 8, 2018 (principal as of December 31, 2015), interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	50,000	-
Unsecured notes payable to 10 stockholders, due on demand, interest at 10% (principal and accrued interest as of December 31, 2015). The Company is obligated to accept the principal rate at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	60,815	60,815
Unsecured notes payable to a third party in the amount of $25,000, due on September 17, 2018 (principal as of December 31, 2015), interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	25,000	-
Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995 (principal and accrued interest as of December 31, 2015), interest at 8%. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction. These notes payable are in default.	37,000	37,000
Unsecured notes payable to a financing company, payable in nine monthly installments, interest ranging from 4.63% to 6.43%m, mature in April, July and November 2016.	16,905	17,750
Total notes payable	372,396	298,241
Less notes payable current portion	(297,396)	(298,241)
Total notes payable long term	$75,000	$-

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE 10 - GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with US GAAP which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred significant recurring losses from its inception through December 31, 2015, which have resulted in an accumulated deficit of $35,398,346 as of December 31, 2015.  The Company has minimal cash, has a working capital deficit of $2,675,007, and a total stockholders’ deficit of $2,569,234 as of December 31, 2015. The Company has relied almost exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company attaining profitable operations.  The Company will require substantial additional funds to continue to develop its products, product manufacturing, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,000,000 during the next 12 months for continued production manufacturing research, development, and marketing activities, as well as for general corporate purposes.

During 2015, the Company raised a total of $1,676,000 through the sale of 23,400,000 shares of common stock at prices ranging from $0.05 to $0.10 per share, which funds have been used to keep the Company current in its public reporting obligations and to pay certain other corporate obligations including the costs of development for its hospital disinfection system.

The Company believes it can raise additional funds from certain investors who have purchased shares from 2009 through 2015, although there is no assurance that these investors will purchase additional shares.

The ability of the Company to continue as a going concern is dependent on successfully accomplishing the plan described in the preceding paragraphs and eventually attaining profitable operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 11 – CUSTOMER DEPOSITS

As of December 31, 2014, the Company received purchase orders and related customer deposits totaling $30,000 to purchase the AsepticSure® hospital disinfection systems and related equipment.  During the year ended December 31, 2015, these deposits were applied toward the purchase of these units and were recognized as revenue.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of this Annual Report on Form 10-K and determined to disclose the following event.

During January 2016, the Company finalized an agreement with a consultant to obtain the know-how necessary to source the UV ozone-generating bulbs and the manufacturing expertise used in the construction of generators used in the AsepticSure® hospital disinfection systems.  In exchange, the Company issued 500,000 common shares at $0.08 per share to this consultant.  In February 2016, the Company terminated the agreement as to future payments to the consultant.