Form 10-Q
period 2016-03-31
MEDIZONE INTERNATIONAL INC
filed 2016-05-13
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016, the registrant had 369,934,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015 (1)
ASSETS

Current Assets:
Cash	$288,680	$745,078
Inventory	294,706	277,823
Prepaid expenses	43,122	31,986
Total Current Assets	626,508	1,054,887
Property and equipment, net	311	415
Other Assets:
Trademark and patents, net	168,633	176,086
Lease deposit	4,272	4,272
Total Other Assets	172,905	180,358
Total Assets	$799,724	$1,235,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$474,718	$491,044
Accounts payable – related parties	228,109	233,109
Accrued expenses	570,107	554,834
Accrued expenses – related parties	1,928,659	1,928,659
Other payables	224,852	224,852
Notes payable	306,007	297,396
Total current liabilities	3,732,452	3,729,894
Notes payable, net of current portion	75,000	75,000
Total liabilities	3,807,452	3,804,894
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 395,000,000 shares authorized; 369,934,068 and 369,434,068 shares outstanding, respectively	369,934	369,434
Additional paid-in capital	32,544,146	32,496,646
Accumulated other comprehensive loss	(36,073)	(36,968)
Accumulated deficit	(35,885,735)	(35,398,346)
Total Stockholders’ Deficit	(3,007,728)	(2,569,234)
Total Liabilities and Stockholders’ Deficit	$799,724	$1,235,660

(1) The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$-	$-
Operating Expenses:
Cost of revenues	-	-
General and administrative	279,064	312,832
Research and development	185,961	77,233
Depreciation and amortization	13,826	13,030
Total Operating Expenses	478,851	403,095
Loss from Operations	(478,851)	(403,095)
Interest expense	(8,591)	(6,396)
Interest income	53	-
Net Loss	(487,389)	(409,491)
Other comprehensive gain on foreign currency translation	895	18,231
Total Comprehensive Loss	$(486,494)	$(391,260)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	369,906,595	347,259,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(487,389)	$(409,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,826	13,030
Stock-based compensation expense	48,000	81,229
Changes in operating assets and liabilities:
Prepaid expenses	20,364	22,954
Inventory	(16,883)	-
Accounts payable and accounts payable – related parties	(21,326)	(30,112)
Accrued expenses and accrued expenses – related parties	15,273	57,500
Net Cash Used in Operating Activities	(428,135)	(264,890)

Cash Flows from Investing Activities:
Cost of registering patents	(6,269)	(8,543)
Net Cash Used in Investing Activities	(6,269)	(8,543)

Cash Flows from Financing Activities:
Principal payments on notes payable	(22,889)	(23,291)
Issuance of common stock for cash	-	171,000
Net Cash (Used in) Provided by Financing Activities	(22,889)	147,709
Effect of Foreign Currency Exchange Rates	895	18,231

Net decrease in cash	(456,398)	(107,493)
Cash as of beginning of the period	745,078	140,496
Cash as of end of the period	$288,680	$33,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,318	$482
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$31,500	$31,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (the “Company”), included herein, is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Numerator: Net loss	$(487,389)	$(409,491)
Denominator: Weighted average number of common shares outstanding	369,906,595	347,259,624
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options to purchase 20,715,000 shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with US GAAP, which assumes an entity is a going concern and contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through March 31, 2016, which have resulted in an accumulated deficit of $35,885,735 as of March 31, 2016.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has negative equity, and has a working capital deficit of $3,105,943 as of March 31, 2016.  The Company has relied exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4    GOING CONCERN (continued)

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to complete the development of its products and product manufacturing, and to fund expected additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.  No cash was generated through the sale of shares of common stock for the quarter ended March 31, 2016.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2016 and December 31, 2015.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of March 31, 2016 and December 31, 2015, the Company has $224,852 of past due payables for which the Company has not received invoices or demands for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the applicable statute of limitations has expired.

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease is on a month-to-month basis with a monthly lease payment of $1,375 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with a monthly lease payment of CD$1,375 and CD$475, respectively, plus the applicable GST.

The Company has a non-cancelable lease for office space located in California, with monthly payments of approximately $500 through December 31, 2016.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant, of which 50,000 were immediately vested.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones, which were met in 2015.  The Company recognized expense of $17,659 during the three months ended March 31, 2015, as milestones were achieved for the remaining 200,000 options.

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

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the three months ended March 31, 2015, when certain milestones were achieved.  The options are exercisable for five years. The Company recognized expense of $8,342 in connection with these options during the three months ended March 31, 2015.

On August 15, 2014, the Company granted options to a consultant for the purchase of 75,000 shares of common stock at an exercise price of $0.13 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years.  The Company will measure and begin recognizing an expense when the achievement of the required milestones becomes probable.

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options were fully vested on October 7, 2015.  The options are exercisable for five years. The grant date fair value of the options was $140,178.  The Company recognized $35,044 of expense in connection with these options during the three months ended March 31, 2015.

On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The shares will vest when certain required milestones are achieved.  The options are exercisable for five years. Of the 140,000 options, 35,000 options vested during the three months ended March 31, 2015 and $3,367 was recognized as expense. The Company will measure and recognize additional expense on the remaining options when the achievement of required milestones becomes probable.

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

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $0 and $81,229 related to stock options was recorded for the three months ended March 31, 2016 and 2015, respectively.  Excluding options whose performance condition is not yet deemed probable, as of March 31, 2016, the Company had unvested outstanding options with related unrecognized expense of $104,647.  The Company will recognize this expense when the achievement of the required milestones becomes probable.

The Company estimated the fair value of the stock options described in the above paragraphs at the date of the grant or date of re-measurement, based on the following weighted average assumptions:

Risk-free interest rate	1.52% to 1.60%
Expected life	5 years
Expected volatility	131.33% to 136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of March 31, 2016 and changes during the three months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	20,965,000	$0.145
Granted	-	-
Expired/Canceled	(250,000)	0.002
Exercised	-	-
Outstanding, end of the period	20,715,000	0.143
Exercisable	19,640,000	0.145

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During January 2016, the Company issued 500,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of grant was $48,000, or $0.096 per share.  The Company recorded compensation expense of $48,000 in connection with the issuance of the shares.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of March 31, 2016 and December 31, 2015, the Company owed $228,109 and $233,109, respectively, to certain consultants for services.  These consultants are stockholders of the Company and are related parties.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related disclosures in the financial statements.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is currently assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU 2015-03 was effective for the Company in the quarter ended March 31, 2016 and there was no impact on its financial reporting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability.  ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is currently assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently assessing the impact of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures.  ASU No. 2016-09 is effective for years ending after December 31, 2016, and the Company is currently assessing the impact of ASU No. 2016-09 on its consolidated financial statements.

NOTE 10     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and noted none that require accounting or disclosure in the accompanying financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc. (a Nevada corporation) and affiliate (collectively, “Medizone,” the “Company,” “we,” “us,” or “our”) are engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  Our current work is in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund existing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

In January 2016, we finalized an agreement with a consultant to obtain the know-how necessary to source the ultra violet (UV) ozone-generating bulbs and the manufacturing expertise used in the construction of new generators that are a key component to the efficiency of our Generation III AsepticSure® system.  As consideration, we issued 500,000 common shares at $0.096 per share to this consultant and obtained access to the engineer of the generator design and supplier of the bulbs. In February 2016, we terminated the portion of the agreement with respect to future payments to the consultant. During the first quarter of 2016, Medizone entered into an agreement with the bulb supplier for manufacturing of the new generator design.  The technology of the design is unique to our AsepticSure® Generation III system and Medizone is the only customer for this product.  We believe that this agreement positions Medizone to have significantly increased production capabilities to address increases in demand during the second half of 2016, should it arise.

While our intention is to expand distribution in North America first, following final regulatory approval in the U.S., we are also in the early stages of preparation to work with potential corporate distribution partners in Europe and Asia.  In Chile, Peru, Columbia and Brazil, our distribution partner GYD S.A. is actively seeking regulatory approvals on a country by country basis in order to begin distribution activities in South America.  In the U.S., we have experienced increasing levels of interest from hospital administrators and infectious disease experts in both the private and government hospital sectors.  We expect to sell devices directly to hospitals as a result of this interest, which will help us penetrate the U.S. market more quickly than if we are required to establish other distribution channels.  As of the filing date of this quarterly report, the Company is more optimistic as to pending commercial success than at any other time in its recent history.

Results of Operations

Three Months Ended March 31, 2016 and 2015

During the quarter ended March 31, 2016, we continued our focus on: (1) expanding distribution channels; (2) seeking approval from the U.S. Environmental Protection Agency (“EPA”); and (3) improving hardware and software features of the wireless computer control interface that operates the AsepticSure® system.

For the quarters ended March 31, 2016 and 2015, we had no revenues or associated cost of revenues.

For the quarter ended March 31, 2016, we incurred a net loss of $487,389, compared with a net loss of $409,491 for the quarter ended March 31, 2015.  The increase in net loss for the quarter ended March 31, 2016 compared to the comparable quarter of the prior year was due primarily to greater research and development expenses.

For the quarters ended March 31, 2016 and 2015, we incurred $279,064 and $312,832, respectively, in general and administrative expenses. General and administrative expenses consist primarily of payroll expense, consulting fees and professional fees. The decrease in expense for the quarter ended March 31, 2016 compared to the same period of the prior year was due to higher stock-based compensation expense resulting from options granted to directors and consultants during the quarter ended March 31, 2015.

For the quarters ended March 31, 2016 and 2015, we incurred $185,961 and $77,233, respectively, in research and development expenses.  Research and development expenses consist primarily of consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development expenses.  The increase in expense for the quarter ended March 31, 2016 over the comparable quarter of the prior year was due to an increase in development software, supplies, and consulting expenses including $48,000 of stock-based compensation expense related to the 500,000 restricted commons shares issued in January 2016.

Principal balances on notes payable totaled $381,007 and $372,396 as of March 31, 2016 and December 31, 2015, respectively.  Interest expense on these obligations for the quarters ended March 31, 2016 and 2015, was $8,591 and $6,396, respectively. The annual interest rates on this debt range from 4.63% to 12.00%.

Liquidity and Capital Resources

As of March 31, 2016, our working capital deficit was $3,105,943, compared to a working capital deficit of $2,675,007 as of December 31, 2015. We have incurred significant losses from inception through March 31, 2016, which have resulted in an accumulated deficit of $35,885,735.  The stockholders’ deficit as of March 31, 2016 was $3,007,728, compared to $2,569,234 as of December 31, 2015.

We will continue to require additional financing to fund operations and to test and market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.

During the quarter ended March 31, 2015, we generated cash of $171,000 through the sale of 3,300,000 shares of common stock to eight accredited investors at prices ranging from $0.05 per share to $0.07 per share.  No cash was generated through the sale of shares of common stock for the quarter ended March 31, 2016.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed interim consolidated financial statements included in this report have been prepared with the assumption that we will continue as a going concern. There is substantial doubt that we will be able to continue as a going concern.  Through the date of this report on Form 10-Q, we have relied upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near term, we will be required to curtail or discontinue operations, or seek protection under the U.S. bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

Forward-Looking Statements and Risks

The statements contained in this report on Form 10-Q that are not historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases that include “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future, and the sufficiency of existing liquidity to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our inventory consists of our AsepticSure® product and is recorded using the specific identification cost basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. Management has determined that no inventory was obsolete or excessive as of March 31, 2016.

We record compensation expense in connection with the granting of stock options and their vesting periods based on their fair values. We estimate the fair values of stock option awards issued to employees, consultants and other non-employees at the grant date by using the Black-Scholes option-pricing model.  For stock options with a service condition, the expense is measured at the grant date and expensed over the vesting period. For stock options with a performance condition, the expense is measured when it is probable that the performance condition will be met, subsequently re-measured at each reporting date, and trued up upon the final completion of the performance condition.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related note disclosures.  The standard is for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  We are currently assessing the impact, if any, of implementing this guidance will have on the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The ASU is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  This includes the quarter ended March 31, 2016.  We have determined that the adoption of this ASU had no material impact on the Company’s financial reporting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability.  ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  We are currently assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. We are currently assessing the impact of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures.  ASU No. 2016-09 is effective for years ending after December 31, 2016.  We are currently assessing the impact of ASU No. 2016-09 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the three months ended March 31, 2016 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended March 31, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective April 30, 2016, our Chief Financial Officer, Thomas Auger, resigned to pursue other interests.  Effective April 30, 2016, we entered into an employment agreement with our new Chief Financial Officer, Boyd G. Evans.  We filed a Current Report on Form 8-K on May 6, 2016 to report this change.  The Current Report includes biographical and business background information regarding Mr. Evans.

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

MEDIZONE INTERNATIONAL, INC.
(Registrant)

/s/ Edwin G. Marshall
Edwin G. Marshall, Chairman and Chief Executive
Officer (Principal Executive Officer)

/s/ Boyd G. Evans
Boyd G. Evans, Chief Financial Officer
(Principal Financial and Accounting Officer)

May 13, 2016