Form 10-Q
period 2016-06-30
MEDIZONE INTERNATIONAL INC
filed 2016-08-15
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, the registrant had 369,934,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015 (1)
ASSETS

Current Assets:
Cash	$49,288	$745,078
Inventory	323,118	277,823
Prepaid expenses	34,619	31,986
Total Current Assets	407,025	1,054,887
Property and equipment, net	208	415
Other Assets:
Trademark and patents, net	159,045	176,086
Lease deposit	4,272	4,272
Total Other Assets	163,317	180,358
Total Assets	$570,550	$1,235,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$433,826	$491,044
Accounts payable – related parties	228,109	233,109
Accrued expenses	600,362	554,834
Accrued expenses – related parties	1,928,659	1,928,659
Customer deposits	118,500	-
Other payables	224,852	224,852
Notes payable	292,124	297,396
Total Current Liabilities	3,826,432	3,729,894
Notes payable, net of current portion	75,000	75,000
Total liabilities	3,901,432	3,804,894
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value: 395,000,000 shares authorized; 369,934,068 and 369,434,068 shares outstanding, respectively	369,934	369,434
Additional paid-in capital	32,544,146	32,496,646
Accumulated other comprehensive loss	(38,454)	(36,968)
Accumulated deficit	(36,206,508)	(35,398,346)
Total Stockholders’ Deficit	(3,330,882)	(2,569,234)
Total Liabilities and Stockholders’ Deficit	$570,550	$1,235,660
__________

(1)	The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Operating Expenses:
Cost of revenues	-	-	-	-
General and administrative	216,182	288,182	495,246	601,014
Research and development	82,075	76,840	268,036	154,073
Depreciation and amortization	13,988	13,273	27,814	26,303
Total Operating Expenses	312,245	378,295	791,096	781,390
Loss from Operations	(312,245)	(378,295)	(791,096)	(781,390)
Interest expense	(8,539)	(6,222)	(17,130)	(12,618)
Interest income	11	-	64	-
Net Loss	(320,773)	(384,517)	(808,162)	(794,008)
Other comprehensive (loss) gain on foreign currency translation	(2,381)	1,431	(1,486)	19,662
Total Comprehensive Loss	$(323,154)	$(383,086)	$(809,648)	$(774,346)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	369,934,068	351,692,310	369,920,332	349,488,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(808,162)	$(794,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,814	26,303
Stock-based compensation expense	48,000	126,369
Changes in operating assets and liabilities:
Prepaid expenses	28,867	42,077
Inventory	(45,295)	-
Accounts payable and accounts payable – related parties	(62,218)	66,423
Accrued expenses and accrued expenses – related parties	45,527	40,037
Customer deposits	118,500	-
Net Cash Used in Operating Activities	(646,967)	(492,799)

Cash Flows from Investing Activities:
Cost of registering patents	(10,565)	(12,932)
Net Cash Used in Investing Activities	(10,565)	(12,932)

Cash Flows from Financing Activities:
Principal payments on notes payable	(36,772)	(37,274)
Issuance of common stock for cash	-	546,000
Net Cash (Used in) Provided by Financing Activities	(36,772)	508,726
Effect of Foreign Currency Exchange Rates	(1,486)	19,662

Net (decrease) increase in cash	(695,790)	22,657
Cash as of beginning of the period	745,078	140,496
Cash as of end of the period	$49,288	$163,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,568	$725
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Financing of insurance policies	$31,500	$37,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (the “Company”) included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary in the opinion of management for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	June 30,
	2016	2015

Numerator: Net loss	$(320,773)	$(384,517)
Denominator: Weighted average number of common shares outstanding	369,934,068	351,692,310
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2016	2015

Numerator: Net loss	$(808,162)	$(794,008)
Denominator: Weighted average number of common shares outstanding	369,920,332	349,488,212
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options to purchase 20,865,000 shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through June 30, 2016, which have resulted in an accumulated deficit of $36,206,508 as of June 30, 2016.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has negative equity, and has a working capital deficit of $3,419,407 as of June 30, 2016. The Company has relied exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that it will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.  No cash was generated through the sale of shares of common stock for the quarter ended June 30, 2016.

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

Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company has recorded, as part of accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2016 and December 31, 2015.  The Company intends to contest the judgment if and when it is able to in the future.

Other Payables
As of June 30, 2016 and December 31, 2015, the Company has $224,852 of past due payables for which the Company has not received statements or demands for payment for over 10 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases
The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is month-to-month with a monthly lease payment of $1,537 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).  Leases for a second laboratory space for full scale room testing and a storage unit are on a month-to-month basis with monthly lease payments of CD$1,537 and CD$475, respectively, plus the applicable GST.

The Company has a non-cancelable lease for office space located in California, with monthly payments of approximately $2,400 through December 31, 2016.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS

In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant, of which 50,000 were immediately vested.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones, which were met in 2015.  The Company recognized expense of $17,659 during the six months ended June 30, 2015, as milestones were achieved for the remaining 200,000 options.

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested on February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years from the date of grant. The Company recognized $16,017 of expense in connection with these options during the six months ended June 30, 2015. The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested January 9, 2015.  The options are exercisable for five years from the date of grant. The grant date fair value of these options was $24,023. The Company recognized expense of $800 in connection with these options during the six months ended June 30, 2015.

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the six months ended June 30, 2015, when certain milestones were achieved.  The options are exercisable for five years from the date of grant. The Company recognized expense of $8,342 in connection with these options during the six months ended June 30, 2015.

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

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options were fully vested on October 7, 2015.  The options are exercisable for five years.  The grant date fair value of the options was $140,178.  The Company recognized $70,088 of expense in connection with these options during the six months ended June 30, 2015 respectively.

On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The options are fully vested and are exercisable for five years from the date of grant.  The Company recognized expense of $13,461 during the six months ended June 30, 2015.

In August 2015, the Company granted options for the purchase of a total of 7,150,000 shares of common stock for services rendered, as follows: 6,000,000 shares total to five directors of the Company, 650,000 shares total to four consultants, and 500,000 shares to an employee of the Company. All options vested upon grant, have an exercise price of $0.088 per share, and are exercisable for up to five years from the date of grant.  The aggregate fair value of these options at the date of grant was $541,687, which the Company recognized as expense during the year ended December 31, 2015.

In August 2015, the Company granted options to a consultant for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.085 per share. These options vested upon grant and are exercisable for up to five years. The aggregate fair value of these options at the date of grant was $18,991, which the Company recognized as expense during the year ended December 31, 2015.

On May 19, 2016, the Company granted options to an employee for the purchase of 150,000 shares of common stock at an exercise price of $0.05 per share.  The fair value of these options on the date of grant was $6,461. The shares will vest at the earlier of 18 months of service or when certain milestones are achieved, and are exercisable for five years from the date of grant.  The Company is recognizing the expense ratably over the 18-months service period. The Company did not recognize expense during the 6 months ended June 30, 2016 as it was not material to the fair presentation of the consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK OPTIONS (continued)

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $0 and $126,369 related to stock options was recorded for the six months ended June 30, 2016 and 2015, respectively.  Excluding options whose performance condition is not yet deemed probable, as of June 30, 2016, the Company had unvested outstanding options with related unrecognized expense of $112,147.  The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable.

The Company estimated the fair value of the stock options described in the above paragraphs as of the date of the grant or date of re-measurement, based on the following weighted-average assumptions:

Risk-free interest rate	1.50% to 1.69%
Expected life	5 years
Expected volatility	130.31% to 136.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2016 and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	20,965,000	$0.145
Granted	150,000	-
Expired/Canceled	(250,000)	0.002
Exercised	-	-
Outstanding, end of the period	20,865,000	0.143
Exercisable	19,640,000	0.145

NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS

During January 2016, the Company issued 500,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of grant was $48,000, or $0.096 per share.  The Company recorded compensation expense of $48,000 in connection with the issuance of the shares.

During April, May, and June 2015 the Company sold an aggregate of 7,500,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $375,000, or $0.05 per share.

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

NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES

As of June 30, 2016 and December 31, 2015, the Company owed $228,109 and $233,109, respectively, to certain consultants for services.  These consultants are stockholders of the Company and are related parties.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related disclosures in the financial statements.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share- Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and the Company is assessing the impact of ASU No. 2016-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.  To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU 2015-03 was effective for the Company for the quarter ended March 31, 2016 and there was no impact on its financial reporting.

NOTE 10     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and noted none that require accounting or disclosure in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc., a Nevada corporation (collectively with its affiliate, “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  Our current work is in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

In June 2016, we received additional patent protection for the AsepticSure ® system by the European Union Patent and Trademark Office (EU) for our patent application Bio-Terrorism Counter Measures Using Ozone and Hydrogen Peroxide.  This EU patent grant expands on the previously awarded bio-terrorism patent protection in the U.S. and Canada.  With this EU patent, we secure patent protection in the United Kingdom, Germany, and France.
As of June 30, 2016, we were preparing to ship our first three units under our agreement with our South American distributor GYD S.A.  The units sold to the distributor are Generation II AsepticSure® systems that were converted to Generation III systems, as such the negotiated price is not reflective of standard pricing.  In connection with this order the distributor paid an initial deposit of $118,500 on June 13, 2016.  We shipped two of the three units in July 2016, at which time we received another payment of approximately $79,000.  The remaining $39,500 is expected to be received when the third unit is shipped in August 2016.

Results of Operations

Three Months Ended June 30, 2016 and 2015

During the quarter ended June 30, 2016, we continued our primary focus on the expansion of our distribution channels, obtaining approval from the U.S. Environmental Protection Agency (“EPA”), and the development of a computer control feature for the AsepticSure® system.

For the quarters ended June 30, 2016 and 2015, we had no revenues or associated cost of revenues.

For the quarter ended June 30, 2016, we had a net loss of $320,733, compared with a net loss of $384,517 for the quarter ended June 30, 2015.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, and interest expense.  The decrease for the quarter ended June 30, 2016 compared to the prior year quarter was primarily due to reduced general and administrative expenses from less stock-based compensation expense for options previously granted, offset slightly by increased research and development expenses.

For the quarters ended June 30, 2016 and 2015, we incurred $216,182 and $288,182, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The decrease for the quarter ended June 30, 2016 over the comparable period in the prior year was due to less stock-based compensation expense for options previously granted to directors and consultants.

For the quarters ended June 30, 2016 and 2015, we incurred $82,075 and $76,840, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The increase for the quarter ended June 30, 2016 over the comparable period in the prior year was due to increased consulting costs which were partially offset by lower stock-based compensation expense from options that were granted to a consultant and an employee in 2015.

Principal amounts owed on notes payable totaled $292,124 and $297,396 as of June 30, 2016 and December 31, 2015, respectively.  Interest expense on these obligations for the quarters ended June 30, 2016 and 2015, was $8,539 and $6,222, respectively. The interest rates on this debt range from 4.63% to 10.00% per annum.

Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, we had a net loss of $808,162, compared with a net loss of $794,008 for the six months ended June 30, 2015. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and additional expense recorded as a result of options granted to directors, employees and consultants.  The increase in net loss for the six months ended June 30, 2016, compared to the same period in 2015, was due to an increase in research and development costs from consulting and stock-based compensation expense for options granted to directors, employees and consultants.

For the six months ended June 30, 2016 and 2015, we incurred $495,246 and $601,014, respectively, in general and administrative expenses. The primary reason for the decrease for the six months ended June 30, 2016, compared to the same period in 2015, was from the decreased option expense.  The number of option grants and vesting for directors, employees and consultants resulting in compensation expense in 2016 was lower than in 2015.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.

For the six months ended June 30, 2016 and 2015, we incurred $268,036 and $154,073, respectively, in research and development expenses as a result of prototype development expenses, consulting, and other research activities. The primary reason for the increase for the six months ended June 30, 2016, compared to the same period in 2015, was increased development software, supplies, and consulting expenses including stock-based compensation expense related to restricted common shares issued in January 2016.

Interest expense on the notes payable during the six months ended June 30, 2016 and 2015, was $17,130 and $12,618, respectively. The applicable interest rates on this debt range from 4.63% to 10.00% per annum.

Liquidity and Capital Resources

As of June 30, 2016, our working capital deficiency was $3,419,407, compared to a working capital deficiency of $2,675,007 as of December 31, 2015. As of June 30, 2016, we had approximately $49,000 of available cash and as of July 31, 2016 we had approximately $16,000 of available cash.   We have incurred significant losses from inception through June 30, 2016, which have resulted in an accumulated deficit of $36,206,508.  The stockholders’ deficit as of June 30, 2016 was $3,330,882, compared to $2,596,234 as of December 31, 2015.  This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the six months ended June 30, 2016.

We will continue to require additional financing to fund operations and to continue to test and market our hospital and medical disinfection system.  We believe we will need approximately $1,500,000 over the next 12 months for continued production manufacturing and related activities, research, development, and marketing activities, as well as for general corporate purposes.

During the six months ended June 30, 2015, we generated cash of $546,000 through the sale of 10,800,000 shares of common stock to 15 accredited investors at prices ranging from $0.05 per share to $0.07 per share.  No cash was generated through the sale of shares of common stock for the quarter ended June 30, 2016.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

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

Forward-Looking Statements and Risks

The statements contained in this report on Form 10-Q that are not historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases that include “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing liquidity to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of June 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related disclosures in the financial statements.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share- Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and the Company is assessing the impact of ASU No. 2016-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.  To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU 2015-03 was effective for the Company for the quarter ended March 31, 2016 and there was no impact on its financial reporting.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended June 30, 2016 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended June 30, 2016

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

August 15, 2016