Form 10-Q
period 2016-09-30
MEDIZONE INTERNATIONAL INC
filed 2016-11-10
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of November 10, 2016, the registrant had 393,934,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2016	2015 (1)
ASSETS

Current Assets:
Cash	$37,188	$745,078
Inventory	106,332	277,823
Prepaid expenses	62,926	31,986
Total Current Assets	206,446	1,054,887
Property and equipment, net	104	415
Other Assets:
Trademark and patents, net	152,372	176,086
Lease deposit	4,272	4,272
Total Other Assets	156,644	180,358
Total Assets	$363,194	$1,235,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$545,681	$491,044
Accounts payable – related parties	-	233,109
Accrued expenses	587,222	554,834
Accrued expenses – related parties	604,365	1,928,659
Other payables	224,852	224,852
Notes payable	307,617	297,396
Notes payable – related parties	1,617,881	-
Total Current Liabilities	3,887,618	3,729,894
Notes payable, net of current portion	75,000	75,000
Total Liabilities	3,962,618	3,804,894
Stockholders’ Deficit:
Preferred stock, $0.00001 par value: 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value: 395,000,000 shares authorized; 373,934,068 and 369,434,068 shares outstanding, respectively	373,934	369,434
Additional paid-in capital	32,700,146	32,496,646
Accumulated other comprehensive loss	(42,475)	(36,968)
Accumulated deficit	(36,631,029)	(35,398,346)
Total Stockholders’ Deficit	(3,599,424)	(2,569,234)
Total Liabilities and Stockholders’ Deficit	$363,194	$1,235,660
__________
(1)	The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$237,000	$167,000	$237,000	$167,000
Operating Expenses:
Cost of revenues	200,326	88,411	200,326	88,411
General and administrative	363,209	800,185	858,455	1,401,199
Research and development	75,332	56,263	343,368	210,336
Depreciation and amortization	14,152	13,457	41,966	39,760
Total Operating Expenses	653,019	958,316	1,444,115	1,739,706
Loss from Operations	(416,019)	(791,316)	(1,207,115)	(1,572,706)
Interest expense	(8,504)	(6,820)	(25,634)	(19,438)
Interest income	2	-	66	-
Net Loss	(424,521)	(798,136)	(1,232,683)	(1,592,144)
Other comprehensive (loss) gain on foreign currency translation	(4,021)	(1,051)	(5,507)	18,611
Total Comprehensive Loss	$(428,542)	$(799,187)	$(1,238,190)	$(1,573,533)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	371,151,459	358,036,242	370,333,703	352,368,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,232,683)	$(1,592,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,966	39,760
Stock-based compensation expense	48,000	722,090
Changes in operating assets and liabilities:
Prepaid expenses	35,815	7,838
Inventory	171,491	66,611
Accounts payable and accounts payable – related parties	49,637	(677)
Accrued expenses and accrued expenses – related parties	97,866	25,086
Net Cash Used in Operating Activities	(787,908)	(731,436)

Cash Flows from Investing Activities:
Cost of registering patents	(17,941)	(17,955)
Net Cash Used in Investing Activities	(17,941)	(17,955)

Cash Flows from Financing Activities:
Issuance of common stock for cash	160,000	676,000
Issuance of notes payable	-	75,000
Principal payments on notes payable	(56,534)	(40,516)
Net Cash Provided by Financing Activities	103,466	710,484
Effect of Foreign Currency Exchange Rates	(5,507)	18,611

Net decrease in cash	(707,890)	(20,296)
Cash as of beginning of the period	745,078	140,496
Cash as of end of the period	$37,188	$120,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,246	$1,006
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Settlement of accounts payable and accrued expenses with notes payable – related parties	1,617,881	-
Financing of insurance policies	66,755	49,964
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1     BASIS OF PRESENTATION
The financial information of Medizone International, Inc., a Nevada corporation (the “Company”), included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary in the opinion of management for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE
The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:
	For the Three Months Ended
	September 30,
	2016	2015

Numerator: Net loss	$(424,521)	$(798,136)
Denominator: Weighted average number of common shares outstanding	371,151,459	358,036,242
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Nine Months Ended
	September 30,
	2016	2015

Numerator: Net loss	$(1,232,683)	$(1,592,144)
Denominator: Weighted average number of common shares outstanding	370,333,703	352,368,867
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Common stock equivalents, consisting of options to purchase 20,865,000 shares and warrants to purchase up to $1,000,000 of common stock, with the number of shares determined based on a 20-day average stock price prior to the date of exercise, have not been included in the calculation as their effect is antidilutive for the periods presented.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued
NOTE 4     GOING CONCERN
The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses from its inception through September 30, 2016, which have resulted in an accumulated deficit of $36,631,029 as of September 30, 2016.  The Company believes that it will require funding of approximately $1,500,000 over the next 12 months, based on current operations, for: (1) continued production manufacturing and related activities; (2) research, development, and marketing activities; and (3) general corporate purposes.  The Company does not have funds sufficient to cover its operating costs for the next 12 months, has negative equity, and has a working capital deficit of $3,681,172 as of September 30, 2016. The Company has relied almost exclusively on debt and equity financing to sustain its operations.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.
Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to complete the development of its products and product manufacturing, and to fund expected additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will be forced to substantially reduce or cease its operations.
During the nine months ended September 30, 2016, the Company raised cash proceeds of $160,000 through the sale of 4,000,000 shares of common stock at a price of $0.04 per share.
In October 2016, the Company issued an aggregate of 20,000,000 common shares at $0.05 per share pursuant to the exercise of warrants, and received cash proceeds of $1,000,000.
The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs, including attaining profitable operations.  These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.
NOTE 5     COMMITMENTS AND CONTINGENCIES
The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
Litigation
Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2016 and December 31, 2015 in accounts payable.  The Company intends to contest the judgment if and when it is able to do so in the future.
Employment Agreements
In July 2016, the Company entered into employment agreements (“Employment Agreements”) with two executives. The employment agreements set out the executives’ base annual salary, vacation benefits, and option to elect health insurance coverage.
Promissory Notes
In conjunction with the Company entering into these Employment Agreements, the Company settled in aggregate $1,617,881 in accounts payable and accrued expenses with related parties through the issuance of promissory notes payable (“Promissory Notes”) with three executives for unpaid expenses and wages (see Note 9 – Notes Payable – Related Parties).

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued
Other Payables
As of September 30, 2016 and December 31, 2015, the Company had $224,852 of past due payables for which the Company has not received statements or demands for payment for over 19 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.
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
NOTE 6     COMMON STOCK OPTIONS
In August 2013, the Company granted options for the purchase of 250,000 shares of common stock to a consultant, of which 50,000 were immediately vested.  These options are exercisable at $0.10 per share for five years from the date of grant with 50,000 options vesting immediately and the other 200,000 options vesting upon the achievement of certain milestones, which were met in 2015.  The Company recognized expense of $17,659 during the nine months ended September 30, 2015, as milestones were achieved for the remaining 200,000 options.
On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share.  Of these options, 1,000,000 vested on February 26, 2015, and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones.  Unvested options vest immediately in the event of a change in control of the Company.  The options are exercisable for five years from the date of grant. The Company recognized $16,017 of expense in connection with these options during the nine months ended September 30, 2015. The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.
On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share.  Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested January 9, 2015.  The options are exercisable for five years from the date of grant. The grant date fair value of these options was $24,023. The Company recognized expense of $800 in connection with these options during the nine months ended September 30, 2015.
On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share.  Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested during the nine months ended September 30, 2015, when certain milestones were achieved.  The options are exercisable for five years from the date of grant. The Company recognized expense of $8,342 in connection with these options during the nine months ended September 30, 2015.
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
On October 7, 2014, the Company granted to a board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share.  These options were fully vested on October 7, 2015.  The options are exercisable for five years.  The grant date fair value of the options was $140,178.  The Company recognized $105,133 of expense in connection with these options during the nine months ended September 30, 2015.
On December 4, 2014, the Company granted options to four consultants for the purchase of 140,000 shares of common stock at an exercise price of $0.11 per share.  The options are fully vested and are exercisable for five years from the date of grant.  The Company recognized expense of $13,461 during the nine months ended September 30, 2015.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued
In August 2015, the Company granted options for the purchase of a total of 7,150,000 shares of common stock for services rendered, as follows: 6,000,000 shares total to five directors of the Company, 650,000 shares total to four consultants, and 500,000 shares to an employee of the Company. All options vested upon grant, have an exercise price of $0.088 per share, and are exercisable for up to five years from the date of grant.  The aggregate fair value of these options at the date of grant was $541,687, which the Company recognized as expense during the nine months ended September 30, 2015.
In August 2015, the Company granted options to a consultant for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.085 per share. These options vested upon grant and are exercisable for up to five years. The aggregate fair value of these options at the date of grant was $18,990, which the Company recognized as expense during the nine months ended September 30, 2015.
On May 19, 2016, the Company granted options to an employee for the purchase of 150,000 shares of common stock at an exercise price of $0.05 per share.  The fair value of these options on the date of grant was $6,461. The options were forfeited upon the termination of the employee in October 2016.
The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable used in the Black-Scholes option-pricing model is zero. Expense of $0 and $722,090 related to stock options was recorded for the nine months ended September 30, 2016 and 2015, respectively.  Excluding options whose performance condition is not yet deemed probable, as of September 30, 2016, the Company had unvested outstanding options with related unrecognized expense of $104,647.  The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable.
The Company estimated the fair value of the stock options described in the above paragraphs as of the date of the grant or date of re-measurement, based on the following weighted-average assumptions:
Risk-free interest rate	1.50% to 1.69%
Expected life	5 years
Expected volatility	130.31% to 136.34%
Dividend yield	0.00%
A summary of the status of the Company’s outstanding options as of September 30, 2016 and changes during the nine months then ended, is presented below:
	Shares	Weighted Average Exercise Price
Outstanding, beginning of the period	20,965,000	$0.145
Granted	150,000	-
Expired/Canceled	(250,000)	0.103
Exercised	-	-
Outstanding, end of the period	20,865,000	0.142
Exercisable	19,640,000	0.145
NOTE 7     STOCK TRANSACTIONS AND SIGNIFICANT CONTRACTS
In September 2016, the Company sold 4,000,000 shares of common stock to three accredited investors for gross proceeds of $160,000.
During January 2016, the Company issued 500,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of grant was $48,000, or $0.096 per share.  The Company recorded compensation expense of $48,000 in connection with the issuance of the shares.
During April, May, and June 2015, the Company sold an aggregate of 7,500,000 restricted shares of common stock to eight accredited investors for cash proceeds totaling $375,000, or $0.05 per share.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued
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
NOTE 8     ACCOUNTS PAYABLE – RELATED PARTIES
As of September 30, 2016 and December 31, 2015, the Company owed $0 and $233,109, respectively, to certain consultants for services.  These consultants are stockholders of the Company and are related parties.

NOTE 9   NOTES PAYABLE – RELATED PARTIES
In July 2016, the Company settled an aggregate $1,617,881 of accounts payable and accrued expenses for unpaid expenses and wages by issuing Promissory Notes to those related parties, all of which are executives of the Company. The notes become payable upon a trigger event (“Trigger Event”) which is defined as a change in control, death, disability or failure to pay the employee’s base salary as described in their Employment Agreements. Upon a Trigger Event, interest will be calculated at 2% per annum until the balance is paid in full. In the event of default by the Company, the interest rate increases to 5%.
NOTE 10     RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact of ASU No. 2016-02 may have on its future financial position, results of operations and liquidity.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and the Company is assessing the impact of ASU No. 2016-09 may have on its future financial position, results of operations and liquidity.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued
In October 2016, the FASB issued ASU No. 2016-17,  Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with the reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and the Company is assessing the impact of ASU No. 2016-17 may have on its consolidated financial statements.
NOTE 11     SUBSEQUENT EVENTS
In October 2016, the Company issued an aggregate of 20,000,000 common shares at $0.05 per share pursuant to the exercise of previously issued and outstanding warrants, and received cash proceeds of $1,000,000. The shares were issued without registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon exemptions from registration for securities sold in transactions under Section 4(a)(2) of the Securities Act. The warrants were originally issued to these stockholders in connection with the negotiation and execution of a Distribution and License Agreement dated November 2015, which provided exclusive distribution rights to the Company’s proprietary hospital disinfection technology in certain territories in South America (the Distribution Agreement).

In connection with an amendment to the Distribution Agreement, the Company granted warrants for the purchase of up to $1,000,000 of shares of common stock of the Company, exercisable for one year, commencing January 31, 2017 and expiring January 30, 2018, with the number of shares to be determined based on a 20-day average stock price prior to the date of exercise with the average stock price discounted by 40%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Medizone International, Inc., a Nevada corporation (collectively with its affiliate, “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  The Company is currently focused in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.
Recent Developments
As of September 30, 2016, we sold and shipped three Generation III AsepticSure® systems under our agreement with our South American distributor GYD S.A.  The units sold to the distributor were Generation II AsepticSure® systems that were converted to Generation III systems, and the price was not reflective of standard pricing.  In October 2016, we entered into an amended and restated Distribution Agreement with GYD S.A., adding Argentina to its exclusive territories.
In October 2016, we received additional patent protection for the AsepticSure ® system from the European Union Patent and Trademark Office (EU) for our patent application, “Healthcare Facility Disinfecting Process and System With Oxygen/Ozone Mixture”. With this EU patent, we secured patent protection in the United Kingdom, Germany, and France.
Results of Operations
Three Months Ended September 30, 2016 and 2015
During the quarter ended September 30, 2016, we continued our primary focus of expanding of our distribution channels, obtaining approval from the U.S. Environmental Protection Agency (“EPA”), and developing a computer control feature for the AsepticSure® system.
For the quarters ended September 30, 2016 and 2015, revenues were $237,000 and $167,000, respectively.  For the quarters ended September 30, 2016 and 2015, cost of revenues was $200,326 and $88,411, respectively. The increase in revenue and cost of revenues for the quarter ended September 30, 2016 compared to the same period in 2015 is due to the sale of three AsepticSure® Systems in 2016.
For the quarter ended September 30, 2016, we had a net loss of $424,521, compared with a net loss of $798,136 for the quarter ended September 30, 2015.  Our primary expenses are payroll and consulting fees, research and development costs, office expenses, and interest expense.  The decrease in net loss for the quarter ended September 30, 2016, compared to the corresponding quarter of 2015 was primarily due to reduced general and administrative expenses from less stock-based compensation expense related to option grants, offset slightly by increased research and development expenses.
For the quarters ended September 30, 2016 and 2015, we incurred $363,209 and $800,185, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The decrease for the quarter ended September 30, 2016 compared to the corresponding quarter of 2015 was due to less stock-based compensation expense related to option grants to directors and consultants.
For the quarters ended September 30, 2016 and 2015, we incurred $75,332 and $56,263, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The increase for the quarter ended September 30, 2016 compared to the corresponding quarter of 2015 was due to increased consulting costs which were partially offset by lower stock-based compensation expense related to option grants to a consultant and an employee in 2015.
Principal amounts owed on notes payable totaled $307,617 and $297,396 as of September 30, 2016 and December 31, 2015, respectively. Principal amounts owed on notes payable, net of current portion totaled $75,000 as of September 30, 2016 and December 31, 2015. Interest expense on these obligations for the quarters ended September 30, 2016 and 2015, was $8,504 and $6,820, respectively. The annual interest rates on this debt range from 4.88% to 12.00%.

Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016 and 2015, revenues were $237,000 and $167,000, respectively.  For the nine months ended September 30, 2016 and 2015, cost of revenues was $200,326 and $88,411, respectively. The increase in revenue and cost of revenues for the nine months ended September 30, 2016 compared to the corresponding period in 2015 is due to the sale of three AsepticSure® Systems in 2016.
For the nine months ended September 30, 2016, we had a net loss of $1,232,683, compared with a net loss of $1,592,144 for the nine months ended September 30, 2015. Our primary expenses are payroll, consulting fees, research and development costs, and office expenses, together with interest expense and stock-based compensation expense recorded as a result of option grants to directors, employees and consultants.  The decrease in net loss for the nine months ended September 30, 2016, compared to the corresponding period in 2015, was due to a decrease in stock-based compensation expense for option grants to directors, employees and consultants, offset, in part, by an increase in research and development expenses.
For the nine months ended September 30, 2016 and 2015, we incurred $858,455 and $1,401,199, respectively, in general and administrative expenses. The primary reason for the decrease for the nine months ended September 30, 2016, compared to the corresponding period in 2015, was decreased stock-based compensation expense.  The number of option grants and vesting for directors, employees and consultants resulting in compensation expense in 2016 was lower than in 2015.  Our primary expenses are payroll, consulting fees, and professional fees. The remaining general and administrative expenses include rent, office expenses and travel expenses.
For the nine months ended September 30, 2016 and 2015, we incurred $343,368 and $210,336, respectively, in research and development expenses as a result of prototype development expenses, consulting, and other research activities. The primary reason for the increase for the nine months ended September 30, 2016, compared to the corresponding period in 2015, was increased expenses for development software, supplies, and consulting, including stock-based compensation expense related to restricted common shares issued in January 2016.
Interest expense on the notes payable for the nine months ended September 30, 2016 and 2015, was $25,634 and $19,438, respectively. Principal amounts owed on notes payable, net of current portion totaled $75,000 as of September 30, 2016 and December 31, 2015. The annual interest rates on this debt range from 4.88% to 12.00%.
Liquidity and Capital Resources
As of September 30, 2016, our working capital deficiency was $3,681,172, compared to a working capital deficiency of $2,675,007 as of December 31, 2015. As of September 30, 2016, we had approximately $37,000 of available cash. In October 2016, the Company issued an aggregate of 20,000,000 common shares at $0.05 per share pursuant to the exercise of warrants, and received cash proceeds of $1,000,000.
We have incurred significant losses from inception through September 30, 2016, which have resulted in an accumulated deficit of $36,631,029.  The stockholders’ deficit as of September 30, 2016 was $3,599,424, compared to $2,596,234 as of December 31, 2015.  This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the nine months ended September 30, 2016.
We will continue to require additional financing to fund operations and to continue to test and market our hospital and medical disinfection system.  We believe we will require funding of approximately $1,500,000 over the next 12 months, based on current operations, for: (1) continued production manufacturing and related activities; (2) research, development, and marketing activities; and (3) general corporate purposes.
During the nine months ended September 30, 2015, we generated cash of $160,000 through the sale of 4,000,000 shares of common stock to three accredited investors at a price of $0.04 per share.  We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

Going Concern
Our unaudited condensed interim consolidated financial statements included in this report on Form 10-Q have been prepared with the assumption that we will continue as a going concern. There is substantial doubt that we will be able to continue as a going concern.  Through the date of this report on Form 10-Q, we have relied almost exclusively upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing is not obtained in the near term, we will be required to curtail or discontinue operations, or seek protection under U.S. bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.
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
We believe that many of the risks discussed in our previously issued SEC filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include:
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
Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was obsolete or excessive as of September 30, 2016.
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
In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact that ASU No. 2016-02 may have on its future financial position, results of operations and liquidity.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and the Company is assessing the impact ASU No. 2016-09 may have on its future financial position, results of operations and liquidity.
In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with a reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and the Company is assessing the impact ASU No. 2016-17 may have on its consolidated financial statements.

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
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
There were no material developments during the quarter ended September 30, 2016 relative to the legal matters previously disclosed by the Company.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
In October 2016, the Company issued an aggregate of 20,000,000 common shares at $0.05 per share pursuant to the exercise of warrants, for aggregate cash consideration of $1,000,000. The shares were issued without registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon exemptions from registration for securities sold in transactions under Section 4(a)(2) of the Securities Act and regulations promulgated thereunder.

In addition, in connection with the amendment and restatement of a distribution agreement for certain territories in South America on October 21, 2016, we granted warrants (the “New Warrants”) to the distributor exercisable for one year, commencing January 31, 2017 and expiring January 30, 2018, for the purchase of shares of common stock for an aggregated purchase price of $1,000,000.  The per-share purchase price and number of shares issuable upon exercise of the New Warrants will be determined based upon the market price of the Company’s common stock for the 20 trading days immediately preceding the date of exercise of the New Warrants with the average stock price discounted by 40%.
Our Articles of Incorporation authorize us to issue up to 395,000,000 shares of common stock.  As of November 4, 2016, there are approximately 394,000,000 common shares issued and outstanding, and approximately 41,000,000 shares subject to future issuance upon the exercise of outstanding options and warrants, including the shares issuable upon the exercise of the New Warrants when they become exercisable.  Our ability to raise additional financing will be limited unless we increase the number of shares of  authorized common stock.  Without additional authorized common shares, we will be unable to satisfy our commitments to issue common stock upon exercise of outstanding options and warrants.  We will also be forced to limit or slow the pace of our development activities, including efforts to identify and pursue potential strategic transactions and other opportunities.
At our Annual Meeting of Shareholders on December 15, 2016, we are seeking shareholder approval to increase the number of shares of common stock we are authorized to issue from 395,000,000 shares to 500,000,000 shares, in order to provide the Company with sufficient authorized shares to accomplish our objectives. The increase in the number of authorized shares requires an amendment to our articles of incorporation approved by a majority of our stockholders. There is no assurance we will obtain the approval required to adopt this amendment to increase the number of authorized common shares.
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
MEDIZONE INTERNATIONAL, INC.
(Registrant)
/s/ Edwin G. Marshall
Edwin G. Marshall, Chairman and Chief Executive
Officer (Principal Executive Officer)
/s/ Stephanie L. Sorensen
Stephanie L. Sorensen, Chief Financial Officer
(Principal Financial and Accounting Officer)

November 10, 2016