Form 10-K
period 2016-12-31
MEDIZONE INTERNATIONAL INC
filed 2017-03-22
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 2-93277-D

MEDIZONE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0412648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 East Michigan Avenue, Suite 500, Kalamazoo, MI	49007
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (269) 202-5020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,201,024 computed by reference to the close price of the common stock on such date of $0.05 per share.
There were 394,934,068 shares of the registrant’s common stock outstanding as of March 22, 2017.
Documents incorporated by reference.  None

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements involve known and unknown substantial risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You can identify these statements by the fact that they do not relate strictly to historic or current facts. We use words like “anticipates,” “believes,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would” and similar expressions to mean that the statements are forward-looking. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations. Given these uncertainties, you should not place undue reliance on these forward-looking statements. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In addition, you should note that our past financial and operational performance is not necessarily indicative of future financial and operational performance. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Throughout this Annual Report on Form 10-K, unless expressly indicated or the context requires otherwise, we use the terms “Medizone,” “Company,” “we,” “us,” and “our” to refer to Medizone International, Inc., a Nevada corporation, and, where appropriate, its affiliate. In addition, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

We own or have rights to the trademarks “Medizone” and “AsepticSure®.” and the stylized logos “Medizone,” “O3” and “AsepticSure”. Solely for convenience, some of the copyrights, trademarks, service marks and trade names referred to in this report are listed without the ©, ®, and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.

Item 1. Business

Introduction

Medizone International, Inc. was incorporated in January 1986. Our focus is in the field of hospital disinfection. During the year ended December 31, 2012, we generated our first significant revenues from the sale of our AsepticSure hospital disinfection system. We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations. If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

We are a co-founder of Canadian Foundation for Global Health (“CFGH”), which was formed to establish an independent not-for-profit foundation for research that could ultimately attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit, and to provide a means for us to use a tiered pricing structure for services and products in emerging economies and extend the reach of our technology to as many in need as possible.

CFGH is considered to be a variable interest entity (“VIE”).  U.S. generally accepted accounting principles (“US GAAP”)  require us to consolidate the results of CFGH.  Accordingly, the financial position and operations of CFGH have been consolidated with our financial results in our consolidated financial statements included within this Annual Report.

Recent Developments

On February 22, 2017, Edwin G. Marshall, our Chief Executive Officer and Chairman informed the Company’s Board of Directors that he had decided to resign from the Board of Directors and retire from all positions with the Company, effective February 28, 2017. Mr. Marshall also advised the Board that his decision was not based on any disagreement with the Company on any matter relating to our operations, policies or practices. In addition, Dr. Jill Marshall, our Director of Operations, resigned effective February 28, 2017. Mr. Marshall and Dr. Marshall will support a transition to new Company management over a period of 30 to 60 days as needed and as requested by the Board of Directors.

The Board of Directors appointed David A. Esposito as Chairman and Interim Chief Executive Officer effective March 1, 2017. Mr. Esposito has been a director of the Company since 2014. He currently serves as President and CEO of Armune BioScience, Inc., an early stage medical diagnostics company focused on developing and commercializing unique technology for diagnostic and prognostic tests for prostate, lung, and breast cancers. As Interim CEO of Medizone, Mr. Esposito will lead the search for individuals with experience commercializing healthcare products to focus the Company’s efforts to raise capital for operations and to build out the Company’s sales efforts in the United States market.

Our Business

AsepticSure is the name of our patented, United States Environmental Protection Agency (“EPA”) registered (Reg. No. 90607-3) ozone disinfectant formula used for disinfection of non-porous surfaces in hospitals, clinics, hotels, sporting venues and in the food industry, long-term care facilities, and other critical infrastructures. In the AsepticSure system, oxygen atoms are misted into the environment with a hydrogen peroxide vapor, creating Trioxidane, and successfully achieving high rates of bactericidal kill inside an enclosed space without any residual damage to the room contents.

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

Early in 2008, we began to consider other applications of our core technologies and new technologies with lower development costs with the objective of moving us to revenue production in the shortest period of time. This new direction included re-positioning the Company to pursue an initiative in the field of hospital disinfection. After achieving laboratory results using ozone on Bacillus subtilis, an internationally recognized surrogate for anthrax, that produced 7 log reductions (sterilization), we expanded our research and business plan to include bio-terrorism countermeasures as well as hospital disinfection and critical infrastructure de-contamination. “Log” stands for logarithm, which is the exponent of 10. Log reduction stands for a 10-fold (one decimal) or 90% reduction in numbers of live bacteria. For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one. A 6-log reduction means the number of pathogenic microorganisms is 1,000,000 times smaller and a 7-log reduction means the number is 10,000,000 times smaller.

Standards for disinfection and sterilization refer to log reduction. “Disinfection” is considered to involve a bio-burden reduction of 99.99% (4-logs) and up to 99.999% (5-log reduction) or destruction of 999,990 out of 1,000,000 organisms, leaving behind very few, but still some, viable organisms. Sterilization is the statistical destruction of all microorganisms and their spores. It is defined as 6 log or a 99.9999% reduction. Statistically, this definition is accepted as zero viable organisms surviving.

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

We developed AsepticSure, a highly portable, low-cost, ozone-based technology specifically for the purpose of decontaminating and sterilizing hospital surgical suites, emergency rooms, intensive care units and other enclosed spaces such as gym locker rooms, laboratories and veterinary clinics. Since this technology is not considered a medical treatment or a diagnostic device, its development pathway is not subject to a stringent and expensive regulatory review process. We anticipate that the development pathway will be based on independent peer-reviewed science and engineering excellence. Our team is also developing a variant of AsepticSure for governmental use with bio-terrorism countermeasures.

AsepticSure is a safe, highly efficacious, ozone based room disinfection system for healthcare decontamination of infective pathogens. Its powerful antimicrobial action is achieved through a patented process involving the interaction of low-dose hydrogen peroxide (H2O2) and ozone (O3) at a specific relative humidity for a fixed period of time. The compound created (H2O3) is known as Trioxidane. Trioxidane is so efficient in killing bacteria at low doses that all medical and electrical equipment may remain in the room during the disinfection process.

Our Queens University research team has demonstrated that even a 3 log (99.9%) bactericidal kill is not enough to stop bactericidal regeneration. Yet a 3-log kill exceeds the results of most current cleaning practices. In our laboratories we have demonstrated that the remaining .1% of bacteria following a 3-log kill begins to regenerate in a few hours and in five days will return to full strength. That is the reason most current cleaning methods and systems have failed to break the reinfection cycle in health care facilities.

The AsepticSure difference was first demonstrated outside the laboratory at Belleville General Hospital in Ontario, Canada during the summer of 2013 when a ward that had been contaminated with an MRSA outbreak was quarantined. Following a single AsepticSure cleaning, the ward was free of MRSA. More significantly, for more than six months thereafter, the ward reported no additional cases of MRSA infection. Historically, the hospital reported that the ward had averaged one to two new MRSA cases per month. Achieving a 6-log bactericidal kill with AsepticSure broke the reinfection cycle at this hospital.

The AsepticSure Solution

The AsepticSure hospital disinfection system is a portable, affordable, easily operated system that can be used by trained maintenance staff. The unit is placed in the center of the room to be cleaned. Vents and doors are then sealed with an easily and cleanly removable 3M-tape product. The system is turned on from outside of the room through a remote wireless computer interface. The room is filled with a unique and patented gas formula that is ozone-based to specific humidity and charge strength.

Following the charge period, the disinfection process is remotely turned off and a separate technology is employed that restores the atmosphere inside the room to EPA standards. The end result leaves the treated room sterile of pathogens with a sweet, fresh oxygen-charged atmosphere very similar to what you experience after a thunderstorm.

The turnaround time for re-use of rooms up to 4,000 cubic feet in size is 80 to 90 minutes. This includes the decontamination of carpets, drapes and medical equipment, all to the 6 log standard – the Gold Standard benchmark by which all disinfection technologies are measured.

In early November of 2014, our engineering team began development of a new ozone generator, utilizing a revolutionary UV bulb that was proving to generate ozone more efficiently. Following experimental proof of concept work using different generator sizes and designs, we arrived at what proved to be our next generation ozone generator. The new design produced twice the ozone output per generator, while requiring less electrical power. The new generator was also designed as a ‘plug and play’ replacement for our current generators, allowing current systems to be upgraded.

In 2015, we had completed our testing of a fully functioning prototype system of AsepticSure using this new technology in both laboratory and hospital environments. The prototype was able to consistently output more than twice as much ozone as the previous system, which equates to being able to treat twice the space with a single system, where two systems might have been required before. Or in the same size space, room turn time is significantly decreased. Like our previous systems, this system was modular in design and up to four systems may be operated at one time.

Beginning in 2016, we transitioned all new systems to the Generation III. While the new generators are the most significant upgrade to Generation III, many other improvements and refinements are included. There is a new touch screen for the control panel and updated software operating system; the remote, wireless computer control system has been replaced with a modern tablet, which allows more flexibility in operation; a hard wire port has been added for those rare circumstances when you might prefer to not operate through wireless communication for fear of possibly upsetting critical wireless devices operating in the same area, such as on a critical coronary care unit; there are now dual humidity sensors that cross check each other, adding to reliability.

Developing the Market

We have demonstrated the efficacy of our technology over the past three years. In May 2014, at the Infection Prevention and Control Association of Canada (“IPAC”) Annual Scientific Meeting in Halifax, Nova Scotia, Canada, Dr. Zoutman further reported that each of the rooms disinfected with AsepticSure at Belleville in June 2013 described above had gone a full year without another case of MRSA.

In January 2015, a senior official at Quinte Health Care (QHC), a four hospital Canadian corporation, informed Medizone that following the use of AsepticSure to treat the MRSA outbreak at Belleville and a C-difficile outbreak at QHC’s Trenton Memorial Hospital, the hospitals reported no further cases of illness related to MRSA or C-difficile, citing the use of AsepticSure as a significant factor. Dr. Zoutman reported at the IPAC meeting in Victoria, B.C. in June 2015, that there had been no further cases of C-difficile at Trenton Memorial Hospital as of the meeting date. We believe that this extraordinary demonstration of disinfection efficacy by AsepticSure underscores the importance of obtaining 100% kill of infective pathogens in health care settings if the re-infection cycle is to be broken.

During the EPA approval process in the United States, we pursued opportunities in Saudi Arabia, Canada, and South America. Our licensee and distributor in South America is GYD S.A. (GYD). In 2016, we granted GYD exclusive distribution rights for AsepticSure in Chile, Brazil, Colombia and Peru. GYD will lead the regulatory approval process throughout South America and exclusive distribution rights will be expanded to other countries in South America on a country-by-country basis as GYD achieves regulatory approvals and establishes channels of distribution.

Following receipt of EPA registration of AsepticSure in November 2016, we commenced implementing a plan for commercialization of our system in the United States. During the first six months of 2017, we will implement a Product Evaluation Program (PEP). This will include placing devices, free consumables and service/support for a three to six month trial and demonstration and then transitioning to purchase. Results of the evaluations will be published and used to develop and expand a key opinion leader network. During the latter half of the year, we will undertake sales contract implementation, which will include on-site training and in-service, as-needed technical support and on-site service as we identify effective sales channels and distribution to accelerate growth.

Regulatory Affairs

We have received approval by the regulating bodies of Canada, New Zealand, Chile and the EPA for AsepticSure to commence commercialization of our AsepticSure product and are pursuing approval, with the assistance of our distributors, by the appropriate authorities in other countries. The manufacturing and marketing of our AsepticSure system is subject to the standards of Good Manufacturing Practices. We have not had any difficulty or unreasonable expense in meeting these standards.

The regulatory environment, especially in the U.S. market, continues to be dynamic in the areas of infection control as there is a significant financial and patient health burden which regulators continue to consider the option of exercising greater oversight to manage risks given the inability of current interventions to make meaningful progress on reducing infection rates.

In November of 2016, we received EPA registration of AsepticSure for use as a disinfectant for animal pathogenic bacteria on hard nonporous surfaces, food processing plant premises, food processing equipment, hospital premises, hotels, motels, and sports venues (stadiums).  Our commercial strategy is to market AsepticSure as a general-purpose disinfectant, as currently approved by the EPA.

We are also seeking certification from the U.S. Food and Drug Administration (“FDA”) that AsepticSure should not be deemed to be a medical device by the FDA. We do not anticipate these additional steps will adversely impact our business plan for 2017. As of the filing of this report, we have not received official notification of the status of AsepticSure from the FDA. We remain actively engaged in the evolving regulatory process of both the EPA and the FDA and do not anticipate any adverse regulatory impact to our current business planning assumptions for 2017.

Based on the manner in which AsepticSure is used and the claims made for the product, we believe it should fall under the sole purview of the EPA. The product is intended to be used as a disinfectant on hard non-porous surfaces. The label registered and accepted by the EPA makes no claims for use to sterilize medical equipment and the ozone will not be generated in isolation to disinfect hard, non-porous surfaces. The device into which the liquid product is introduced serves as a delivery system and likewise, would not be considered a medical device. We believe AsepticSure should be regarded in a similar manner to other misting products in the disinfectant class.

According to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), which is the legal authority for the EPA, a pesticide is partially defined as any substance or mixture of substances intended for preventing destroying, repelling or mitigating any pest. The term pesticide does not include liquid chemical sterilant products (including any sterilant or subordinate disinfectant claims on such products) for use on a critical or semi-critical device. A pest is defined by FIFRA as any insect, rodent, nematode, fungus, weed or any other form of terrestrial or aquatic plant or animal life or virus, bacteria or other microorganisms (except those organisms on or in living man or animals). In other words, the EPA would have jurisdiction over pests on inanimate surfaces as long as the surfaces are not considered semi-critical or critical medical devices. Our intent is to use AsepticSure as a general-purpose disinfectant, as currently approved by the EPA.

Intellectual Property

Trademarks

We have developed and we use trademarks in our business, particularly relating to our corporate and product names. We own one trademark that is registered with the U.S. Patent and Trademark Office (“PTO”) and we have filed an application on another. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have registered the mark AsepticSure® as a trademark for the system with the PTO. The mark is used to describe a portable decontamination and disinfection system for hospitals, government buildings, schools and other functionally critical environments that might currently require, or need to be prepared for countermeasures capability from contamination by infectious biological agents such as C. difficile, E. coli, Pseudomonas aeruginosa, MRSA and VRE. We intend to register additional trademarks in countries where our products are or may be used or sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Patents

We own the following patents:

Canada:

•	Patent No. 2735739 – Healthcare Facility Disinfection Process and System with Oxygen/Ozone (Nov. 2011)
•	Patent No. 2846256 – Sports Equipment and Facility Disinfection

United States:

•	Patent No. 5,052,382 – Apparatus for the Controlled Generation and Administration of Ozone
•
Patent No. 6,073,627 – External Application of Ozone/Oxygen for Pathogenic Conditions, a process patent for the treatment of external afflictions. This patent also describes equipment evolutions and treatment envelope design for external medical applications.

•
Provisional Patent Application serial no. 10/002943, for Method and Apparatus for Ozone Decontamination of Biological Liquids. This application deals with protocols for biological liquid decontamination as well as the devices for conducting decontamination.

•	Patent No. 8,551,399 – Healthcare Facility Disinfecting System (Oct 2013).
•	Patent No. 8,636,951 – Bio-terrorism Counteraction Using Ozone and Hydrogen Peroxide (Jan 2014).
•	Patent No. 8,992,829 – Sports Equipment and Facility Disinfection.
•
Patent No. 13/821,483 – Food Handling Disinfection Treatment covering the use of AsepticSure® in food processing plants and related facilities for the sterilization of food-borne pathogens such as Listeria, Salmonella, and other human harmful, food-poisoning-causing bacteria.

Europe:

•	Patent No. 252583B - Bio-Terrorism Counter Measures Using Ozone and Hydrogen Peroxide (June 2016). Healthcare Facility Disinfection System (Aug 2016)

China:

•	Patent No. ZL 201080030657.2 - Healthcare Facility Disinfection System (Nov 2015)

Singapore:

•	Patent No.176977 – Healthcare Facility Disinfecting Process and System With Oxygen/Ozone Mixture (Feb 2013)

Mexico:

•	Patent (allowed, but awaiting issuance) Healthcare Facility Disinfecting Process and System With Oxygen/Ozone Mixture (Nov 2016)

Applications are also pending in the 38 member countries that are parties to the European Union (“EU”) Patent Treaty, as well as South Korea, India, Singapore, Brazil and Mexico.

Competition

The market for hospital disinfection is very competitive. There are numerous technologies that are competing in a similar market segment as AsepticSure. Ultra-violet light, hydrogen peroxide vapors, ozone based technologies in addition to improvements in traditional cleaning methods continue to make this market competitive and a driver of innovation. Companies that market hydrogen peroxide based products, include TOMI Environmental Solutions, Inc., Steris Corporation, Bioquell, Inc. and Sanosil Ltd. Other companies, foundations, research laboratories or institutions may also be conducting similar investigations into the use of ozone for this application of which we are not aware. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than Medizone. Our ability to compete successfully in our industry will depend, among other things, upon our ability to market and sell our disinfectant system and related services. There can be no assurance that we will be able to compete successfully or that future competition will not have a material adverse effect on our business, results or operations, and financial condition.

Employees

As of December 31, 2016, we had two full-time employees and two part-time employees.

Additional Available Information

In March 2017, we relocated our executive offices and principal facilities to 350 E. Michigan Avenue, Suite #500, Kalamazoo, Michigan, 49007. Our telephone number is (269) 202-5020. We maintain a website at http://medizoneint.com. The information on our website should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate web site, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including the Company, at http://www.sec.gov. We do not intend to, and do not incorporate by reference the information on our website by this reference.

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

Risks Related to Our Business

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern. Our significant losses since inception and accumulated deficit of $38,072,182 as of December 31, 2016, raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect losses to continue for the foreseeable future. We have only recently begun to generate revenues from operations. No assurance can be given that our business activities will ever generate substantial revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our operating expenses. We will require additional financing in the future to cover our operating costs. If we are unable to obtain additional financing or generate significant revenues from sales of our disinfection systems, we may be required to file for bankruptcy or liquidate. We have financed our operations since inception primarily by the sale of common stock in small private placements to accredited investors and drawdowns under a private equity line of credit. There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are acceptable to us.

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

General economic conditions may affect our revenue and harm our business. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead customers to delay or reduce purchases of our products and services, adversely affecting our results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products or services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable could become necessary. Our cash flows may be adversely affected by delayed payments or underpayments by our customers.

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

Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third-party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology.

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

We face significant competition, including competition from larger and better funded enterprises. We expect to face competition in some of our markets from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the sterilization and decontamination industries. We may not be successful in our efforts to compete with these companies. There can be no assurance that our technology will have advantages over those of competitors which will be significant enough to cause users to use it. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase. Many of the companies currently producing products or using disinfectant or sterilization techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proved safer or more effective than our technology.

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

If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff. While thus far we have been able to engage, and maintain qualified staff, particularly for research and development of our system, there is no assurance that we will succeed in retaining the personnel needed to meet our needs as operations expand. Even if additional financing is obtained, there can be no assurance we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required. We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that our academic collaborators will not become our employees. As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities. Our academic collaborators also may have relationships with other commercial entities, some of which could compete with us.

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

We operate in a heavily regulated industry. In the United States, the federal government is responsible for helping all Americans receive the best and safest care. The Federal government can change policy quickly in the interest of patient care. We need to be prepared for all potential regulatory scenarios in the major markets of the world.

Market Risks

There is only a volatile, limited market for our common stock. Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the Over-the-Counter Bulletin Board (“OTCQB”). During the year ended December 31, 2016, our common stock traded on the OTCQB from a high closing price of $0.15 to a low of $0.04 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock. With the low price of our common stock, any securities placement by us would be dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased premises at 350 E. Michigan Ave, Suite 500, Kalamazoo, Michigan. Also, we lease a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which has provided a primary research and development platform as we proceed toward commercialization of our products. The lease term is June 2016 through June 2018 with a lease payment of $3,550 Canadian Dollars plus the applicable goods and services tax. We estimate that our current facilities are sufficient to meet our needs for at least the next 12 months.

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

Several years ago, a former consultant brought an action against the Company styled Rakas vs. Medizone International, Inc., in the Supreme Court of New York, Westchester County (Index No. 08798/00) claiming we had failed to pay consulting fees under a consulting agreement. We deny that we owe any fees to the consultant. In September 2001, the parties agreed to settle the matter for $25,000. Our lack of funds prevented us from consummating the settlement, and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and ordered that we post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded a liability (included in accounts payable) for the original default judgment of $143,000, plus fees totaling $21,308, as of December 31, 2016, and 2015. The Company intends to contest the judgment when it is able to do so in the future.

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year 2015	High	Low
First Quarter Ended March 31	$0.11	$0.07
Second Quarter Ended June 30	$0.17	$0.14
Third Quarter Ended September 30	$0.15	$0.05
Fourth Quarter Ended December 31	$0.12	$0.05

Fiscal Year 2016
First Quarter Ended March 31	$0.10	$0.04
Second Quarter Ended June 30	$0.07	$0.04
Third Quarter Ended September 30	$0.10	$0.05
Fourth Quarter Ended December 31	$0.15	$0.07

Holders

As of December 31, 2016, we had approximately 2,300 holders of record of our common stock and 393,934,068 shares of common stock outstanding.

Dividend Policy

We have generated minimal revenues and we have never declared dividends or paid cash dividends on our common stock. In the future, if we become profitable, our Board of Directors has stated its intention to declare a dividend from our surplus earnings.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

We did not purchase any of our own securities during the year ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides certain information as of December 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. The table includes shares subject to awards granted or available for grant under consulting agreements as well as the following plans: 2008 Equity Compensation Plan, 2009 Incentive Stock Plan, 2012 Equity Incentive Award Plan, and 2014 Equity Incentive Plan. The table does not include warrants to purchase up to $1,000,000 of common stock, with the exercise price to be determined at the time of exercise based on a twenty-day trading average, that were issued in connection with a distribution agreement, described below under the heading “Recent Sales of Unregistered Securities”.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	20,715,000	$0.14	10,000,000	(1)
Total	20,715,000	$0.14	10,000,000

(1)	All available shares for issuance are approved for issuance under the 2016 Equity Incentive Award Plan. No further equity awards or grants will be made under any of the Prior Plans.

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the period covered by this report that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by the Company.

In October 2016, we issued an aggregate of 20,000,000 common shares at $0.05 per share pursuant to the exercise of warrants, for aggregate cash consideration of $1,000,000. The shares were issued without registration under the Securities Act in reliance upon exemptions from registration for securities sold in transactions under Section 4(a)(2) of the Securities Act and regulations promulgated thereunder.

In connection with the amendment and restatement of a distribution agreement for certain territories in South America on October 21, 2016, we granted warrants (the “New Warrants”) to a distributor exercisable for one year commencing January 31, 2017 and expiring January 30, 2018, for the purchase of shares of common stock for a total purchase price of $1,000,000. The per-share purchase price and number of shares issuable upon exercise of the New Warrants will be determined based upon the market price of the Company’s common stock for the 20 trading days immediately preceding the date of exercise of the New Warrants.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the year ended December 31, 2016, we had a net loss of $2,673,836, compared to a net loss for 2015 of $2,035,922. For the year ended December 31, 2016, we had a total comprehensive loss of $2,684,911, compared to a total comprehensive loss for 2015 of $2,014,719.  The primary reasons for the increase in net loss are (1) non-cash expense incurred in connection with warrants issued to purchase up to $1,000,000 of common stock to a distributor under an amended distribution agreement, and (2) higher legal costs, primarily in connection with the Company’s annual meeting of stockholders. The increase is offset, in part, by significantly decreased stock-based compensation expense in 2016 compared to expense in 2015 related to options granted to directors, officers, employees and consultants.  Our primary expenses are payroll and consulting fees, research and development expenses, office expenses, interest expense and compensation expense recorded as a result of our granting of stock options.  Net loss per common share was ($0.01) in 2016 and 2015.

For the year ended December 31, 2016, we had sales of $237,000 compared to sales of $197,000 for the year ended December 31, 2015. Related cost of goods sold totaled $203,460 and $114,811 for the years ended December 31, 2016 and 2015, respectively. We anticipate that as we commence our commercial launch of AsepticSure in the United States in late 2017, our revenues will increase. In 2015, we recognized revenue for previously received deposits from customers totaling $30,000 for units delivered in 2015.

General and administrative expenses for 2016 were $2,068,391 compared to $1,737,175 for 2015. The key expenses include payroll and consulting fees, professional fees, director fees, and compensation expense recorded as a result of granting stock options. The increase in expense is primarily due to expense associated with issuing warrants to purchase up to $1,000,000 of common stock to a distributor as a result of an amended distribution agreement and higher legal fees, offset, in part, by significantly reduced stock-based compensation expense in 2016 for options granted to directors, employees and consultants in comparison to 2015. The remaining general and administrative expenses include rent, office expenses and travel expenses. We anticipate that our general and administrative expenses will increase in late 2017 as we prepare for and implement the commercial launch of AsepticSure in the United States.

Research and development expenses for 2016 were $501,734, compared to $299,649 for 2015. The increase from the prior year was primarily due to consulting and engineering costs related to upgrading AsepticSure units. Research and development expenses include consultant fees, interface development costs, prototypes, and research stage ozone generator and instrument development. We anticipate our research and development expenses will remain approximately the same in 2017.

Warrants to purchase our common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations. In October 2016, we recorded a warrant liability of $938,051 related to the issuance of warrants for up to $1,000,000, for which the number of shares will be determined based on a 20-day average stock price prior to the date of exercise with the exercise price discounted at 40%. As of December 31, 2016, we recorded a loss on the warrant liability of $47, 212. A loss on change in warrant liability represents an increase in the amount of our warrant liability during that year. The warrants expire on January 30, 2018.

Notes payable totaled $372,332 as of December 31, 2016, and $372,396 as of December 31, 2015. Interest expense on these obligations totaled $33,850 for 2016 and $27,872 for 2015. The interest rates on this debt ranged from 4.88% to 12.00% per annum.

We anticipate that our revenues, related cost of goods sold and general and administrative expenses (including selling expenses) will increase in 2017 as we launch the AsepticSure product in the U.S., while research and development expenses remain approximately the same.

Liquidity and Capital Resources

As of December 31, 2016, our working capital deficiency was $4,126,861 compared to $2,675,007 as of December 31, 2015. The total stockholders’ deficit as of December 31, 2016 was $4,046,145 compared to $2,569,234 as of December 31, 2015.

During 2016, we generated minimal sales of our AsepticSure® disinfection system. We will continue to require additional financing to fund operations and to undertake our new business plans, to further the ongoing testing, and to market our hospital and medical disinfection system. We believe we will need approximately $1,500,000 during the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During 2016, we raised a total of $160,000 through the sale of 4,000,000 shares of common stock at a price of $0.04 per share. Additionally, we received proceeds of $1,000,000 resulting from the exercise of warrants for 20,000,000 shares of common stock at $0.05 per share. We used the proceeds from these securities issuances to keep current in our reporting obligations under the Exchange Act and to pay other corporate obligations.

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

We account for the common stock warrants as liabilities. The fair value of the common stock warrant liability is determined at each reporting period-end, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of our warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant and the estimated life of the warrant.

We record compensation expense in connection with the granting of stock options and their vesting periods based on their fair values. We estimate the fair values of stock option awards issued to employees, consultants and others by using the Black-Scholes option-pricing model. For stock options with a service condition, the expense is measured at the grant date and expensed over the vesting period. For stock options with a performance condition, the expense is measured when it is probable that the performance condition will be met, subsequently re-measured at each reporting date, and trued up upon the completion of the performance condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The implementation of this guidance had no impact on the presentation of the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify all deferred taxes as either a non-current asset or a non-current liability. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. We are assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. We are assessing the impact that ASU No. 2016-02 will have on our future financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows, and forfeitures. ASU No. 2016-09 is effective for fiscal years and interim periods within those years after December  15, 2016. We are assessing the impact that ASU No. 2016-09 may have on our future financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (“VIE”) should that related party have indirect interests under common control with the reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and are assessing the impact that ASU No. 2016-17 may have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares, except as reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. Our history of recurring losses, significant accumulated deficit, negative working capital and deficit in stockholders’ equity and the potential inability for us to make a profit from selling our products and services raise substantial doubt about our ability to continue as a going concern. Since inception, it has been necessary for us to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If we do not obtain additional financing in the near future, we may be required to curtail or discontinue operations or to seek protection under the bankruptcy laws.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes are set forth beginning on page 34 of this report.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a- 15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Principal Executive Officer and our Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment, using those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of December 31, 2016:

Name	Age	Position
Edwin G. Marshall	74	Chairman of the Board, Chief Executive Officer
Michael E. Shannon	69	Director, President, and Director of Medical Affairs, President of CFGH
Daniel D. Hoyt	77	Director
David A. Esposito	48	Director
Vincent C. Caponi	66	Director
Stephanie L. Sorensen	47	Chief Financial Officer

Following is a brief summary of the background and experience of each of our directors and executive officers:

Edwin G. Marshall became Chairman of the Board in June 1997. He was appointed Chief Executive Officer in April 1998. Mr. Marshall attended the College of Marin, with a double major in business and fire science. From 1964 to 1978, Mr. Marshall worked in the fire service in a city with a major chemical industrial complex, leaving with the rank of Captain. He then pursued various business interests including ownership of a real estate brokerage firm and part-ownership of a number of other small businesses in other fields. He has been a private investor in real estate, precious metals, and stocks since 1973. On February 28, 2017, Mr. Marshall resigned from his roles and responsibilities as Chairman of the Board and Chief Executive Officer.

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

Daniel D. Hoyt became a director in January 2002. Mr. Hoyt is a graduate of the University of Indiana, where he received a Bachelor of Science degree in Business Administration. Over the past 38 years, he has become a recognized leader in the life insurance industry, working as a career agent for American United Life Insurance Company. Mr. Hoyt’s clients have ranged from large public companies to small private businesses. In recent years, he has spent most of his time in public speaking and relationship building in the insurance industry. His previous work experience includes seven years with Merrill Lynch as well as serving as the Chief Executive for the Chamber of Commerce in three Indiana communities. From June 1996 until June 2010, Mr. Hoyt was the Chairman of the Board of Biological Systems, Inc., a privately held corporation involved with bio-cleansing remediation systems for animal fats and oil-based materials. He also serves on the Development Board of the Indiana University Simon Cancer Center (since January 2000) and is the immediate past Vice-Chair of the Board of the St. Vincent Foundation in Indianapolis, Indiana. Mr. Hoyt serves on our Audit and Compensation Committees.

David A. Esposito became a director in February 2014. Mr. Esposito is the President and CEO of Armune BioScience, Inc., an early stage medical diagnostics company focused on developing and commercializing unique technology for diagnostic and prognostic tests for prostate, lung, and breast cancers. From 2011 to 2013, Mr. Esposito was Vice President, Commercial Operations, at Thermo Fisher Scientific. Before joining Thermo Fisher Scientific, he was President and General Manager of Phadia US Inc., a specialty diagnostics company from 2009 until its acquisition by Thermo Fisher Scientific in 2011. He was employed in various positions by Merck & Co., Inc. from 1993 to 2009, including stints as Executive Director of the Respiratory Marketing Team (2006-2007), New Commercial Model (2007-2008), and US Commercial Strategy (2008-2009). He was a combat infantry officer (Lt., US Army Infantry, 101st Airborne Division) from 1990-1993 and served in Operation Desert Storm in 1991, where he was awarded the Bronze Star Medal for combat action in Iraq. He received a BS degree in civil engineering at the United States Military Academy (West Point), and an MBA from Syracuse University. He also completed an executive education program, Competitive Marketing Strategy Program, at The Wharton School (University of Pennsylvania). On March 1, 2017, Mr. Esposito was appointed Chairman of the Board and Interim CEO, replacing Mr. Marshall.

Vincent C. Caponi became a director in October 2014. Mr. Caponi currently serves as the President of St. Vincent Medical Center in Bridgeport, CT. Until July 2013, Mr. Caponi served as the Chief Executive Officer of St. Vincent Health. He grew the St. Vincent Health ministry to a 22-hospital system serving central and southern Indiana. St. Vincent Health is one of Indiana’s largest employers. Ascension Health of St. Louis, Missouri – the sponsor of St. Vincent Health – is the nation’s largest Catholic non-profit health system with 130 hospitals located in 28 states. Mr. Caponi is the former Executive Board Chair for St. Vincent Health (2013-2015) and Executive Board Chair for Ascension Texas (2014-2016). Mr. Caponi also served as the special representative for Ascension Health in the Cayman Islands at Health City Cayman Island Hospital, a joint venture between Ascension Health and Narayana Health, India (2013-2016). In the first quarter of the 2016, Mr. Caponi served as the Interim CEO for Ascension Wisconsin and now is a special advisor for that ministry. Mr. Caponi is the Chairman of our Compensation Committee and serves on the Audit Committee. Our Board believes that Mr. Caponi’s extensive executive experience in the healthcare industry qualifies him to serve on our Board.

Stephanie L. Sorensen joined us as our Chief Financial Officer in October 2016. Ms. Sorensen also currently serves part-time as the Corporate Controller for Q Therapeutics, Inc. and Elute, Inc. both in Salt Lake City, Utah. Q Therapeutics, Inc. is a clinical-stage biopharmaceutical company that is developing human cell-based therapies that can be sold as “off-the-shelf” pharmaceuticals intended to treat neurodegenerative diseases of the brain and spinal cord. Elute, Inc. is a start-up privately held company developing and commercializing a new class of polymer-controlled drug delivery devices designed to prevent and treat orthopedic and other surgical bone infections. From October 2009 to August 2012, Ms. Sorensen was the Assistant Controller of World Heart Corporation, a publicly traded medical device company that had developed a ventricular heart valve for late stage heart failure patients as a bridge-to-transplant solution. WorldHeart was acquired by HeartWare International, Inc. in 2012. From November 2007 to October 2009, Ms. Sorensen was the Assistant Controller of Amedica Corporation, a medical device company that developed and sold ceramic spinal implants. Prior to Amedica, Ms. Sorensen held various operational and financial positions for both private and public companies in the pharmaceutical, telecommunications and software development industries.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders. The Board of Directors establishes policy and provides strategic direction, oversight, and control of the Company. The Board of Directors met three times during the year ended December 31, 2016. All directors participated in all of the meetings held by the Board of Directors. The Board of Directors has an audit and a compensation committee, but has not yet established a nominating or other committees.

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

The Board of Directors and Committees

The Board of Directors has determined that as of December 31, 2016, Mr. Hoyt, Mr. Esposito and Mr. Caponi were independent directors as defined by the rules of the NASDAQ Stock Market, as discussed below. In conjunction with Mr. Esposito’s appointment as our Chairman and Interim Chief Executive Officer on March 1, 2107, Mr. Esposito is no longer considered an independent director and is no longer eligible to serve on the committees of the Board. Our common stock is currently traded on the OTCQB. This market does not impose definitions or standards relating to director independence or the composition of committees with independent directors. We have not appointed a “lead independent director.”

Board Committees

Audit Committee. The Audit Committee of the Board of Directors (the “Audit Committee”) is a standing committee of the Board, which has been established as required by Section 3(a) of the Exchange Act. As of the date of this report, the members of the Audit Committee are Mr. Hoyt and Mr. Caponi. Until March 1, 2017, Mr. Esposito was also a member and was the Chairman of the Audit Committee. The Board has determined that Mr. Caponi is an “audit committee financial expert,” as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Board also believes that each member of the Audit Committee meets stock exchange requirements regarding financial literacy. The Audit Committee’s responsibilities include: (i) appointing the independent registered public accounting firm of the Company, (ii) reviewing, approving and monitoring the scope and cost of any proposed audit and non-audit services that are provided by, as well as the qualifications and independence of, the independent registered public accounting firm, (iii) reviewing and monitoring with the independent registered public accounting firm, and any internal audit staff, the results of audits, any recommendations from the independent registered public accounting firm and the status of management’s actions for implementing such recommendations, as well as the quality and adequacy of our internal financial controls and any internal audit staff, and (iv) reviewing and monitoring our annual and quarterly financial statements and the status of material pending litigation and regulatory proceedings. The Audit Committee met once in 2016.

Compensation Committee. The Compensation Committee of the Board of Directors (the “Compensation Committee”) includes as members Mr. Hoyt and Mr. Esposito. Until March 1, 2017, Mr. Caponi was also a member and Chairman of the Compensation Committee. During 2016 (and as of the date of this report), all members of the Compensation Committee are outside directors as defined by Rule 162(m) of the Internal Revenue Code and are non-employee directors as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Compensation Committee’s responsibilities include: (i) reviewing and recommending to the full Board of Directors the salaries, bonuses, and other forms of compensation and benefit plans for management and (ii) administering our equity compensation plans. The duties of the Compensation Committee as the administrator of those plans include, but are not limited to, determining those persons who are eligible to receive awards, establishing terms of all awards, authorizing officers of the Company to execute grants of awards, and interpreting the provisions of the equity compensation plans and grants that are made under those plans. The Compensation Committee met once in 2016.

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The audit committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The audit committee is responsible for reviewing, approving and managing the engagement of the Company’s independent registered public accounting firm, including the scope, extent and procedures of the annual audit and compensation to be paid therefore, and all other matters the audit committee deems appropriate, including the Company’s independent registered public accounting firm’s accountability to the Board of Directors and the audit committee. The audit committee reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of audited financial statements with U.S. general accepted accounting principles, its judgment as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the audit committee by the standards of the Public Company Accounting Oversight Board (“PCAOB”), including PCAOB Auditing Standard No. 16, Communications With Audit Committees, the rules of the Securities and Exchange Commission (SEC) and other applicable regulations, and discussed and reviewed the results of the Company’s independent registered public accounting firm’s examination of the financial statements. In addition, the audit committee discussed with the Company’s independent registered public accounting firm the independent registered public accounting firm’s independence from management and the Company, including the matters in the written disclosures and the letter regarding its independence by Rule 3526 of the PCAOB regarding the independent registered public accounting firm’s communications with the audit committee concerning independence. The audit committee also considered whether the provision of non-audit services was compatible with maintaining the independent registered public accounting firm’s independence.

The audit committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audits, and received from them written disclosures and a letter regarding their independence. The audit committee meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting. The audit committee held two meetings during the fiscal year ended December 31, 2016.

In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC. The audit committee has also retained Tanner LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017.

Audit Committee:

David A. Esposito
Vincent C. Caponi
Daniel D. Hoyt

Item 11. Executive Compensation

The following table sets forth all compensation paid to each person who served as a principal executive officer or principal financial and accounting officer (collectively, the “Named Executive Officers”) during 2015 and 2016, including any other executive officer who received more than $100,000 in annual compensation from the Company.

Summary Compensation Table

Name and principal position	Year	Salary	Option Awards	Total
(a)	(b)	(c)	(e)	(f)

Edwin G. Marshall (1)	2016	$195,000	$—	$195,000
Chairman and Chief Executive Officer	2015	$195,000	$113,640	$308,640

Michael E. Shannon (2)	2016	$175,922	$—	$175,922
President and Director of Medical Affairs	2015	$190,187	$113,640	$303,827

(1)
No stock awards were made during these periods and therefore Column (d) is omitted from this table. Amount in column (e) represents the fair value on the date of grant of stock options granted as compensation for service on our Board of Directors. Cash payments of salary made to Dr. Jill Marshall (Mr. Marshall’s wife), former Director of Operations of the Company, were $82,800 in 2016 and $82,000 in 2015, respectively, and are not included in the table. Table also excludes accrued and unpaid wages owed to Mr. Marshall as of December 31, 2016, for periods prior to 2009, totaling $1,065,189 and accrued and unpaid wages and consulting fees totaling $441,583, owed to Dr. Jill Marshall for periods prior to 2009.

(2)
Dr. Shannon is President of Medizone and of CFGH, and serves as the Director of Medical Affairs and President of the Company. His salary (column (c)) is paid by CFGH in Canadian Dollars (CD). Base salary is CD$240,000 per year. The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year. The average exchange rates for 2016 and 2015 were 0.7330075 and 0.7924465, respectively. Column (e) represents the fair value on the date of grant of compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”). Not included in the table are accrued and unpaid consulting fees owed to Dr. Shannon for periods prior to 2011, which totaled $111,109 as of December 31, 2016.

In July 2016, we entered into employment agreements with our Chief Executive Officer and our Director of Operations. In October 2016, we entered into an employment agreement with our Chief Financial Officer. The terms of all agreements list salary, benefits and provisions for a change of control.

On February 28, 2017, Mr. Marshall resigned from his position as Chairman of the Board and Chief Executive Officer and Dr. Marshall resigned as Director of Operations. In connection with these resignations, Mr. Marshall and Dr. Marshall entered into Separation and Release Agreements which terminated their respective employment agreements. The Separation and Release Agreements address the payment schedule related to certain promissory notes, issued to Mr. and Dr. Marshall and the changes in awards granted under our 2014 Equity Incentive Plan, modifying the exercise period of the grants from three weeks to three years following termination.

Additionally, in conjunction with Mr. Esposito’s appointment to Chairman of the Board and Interim Chief Executive Officer on March 1, 2017, we entered into an employment agreement with Mr. Esposito which states the terms of his employment and compensation. Mr. Esposito’s annual base salary is $225,000, and he is eligible to receive a target bonus of 50% of base salary based on performance goals determined by the Board. Mr. Esposito also received a stock award of 1,000,000 shares of common stock upon his appointment and is eligible to receive an additional 1,000,000 shares of common stock upon AsepticSure’s commercialization in the US market. Additionally, stock options granted to Mr. Esposito on February 26, 2014 shall vest as follows: 750,000 shares upon execution of this Agreement; and 250,000 shares upon completion of original commercial milestones as established in the original option grant agreement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2016, and that such filings were timely except for Ms. Sorensen’s Form 3, which has since been filed.

Outstanding Equity Awards as of Fiscal Year-End 2016

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2016:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)

Edwin G. Marshall
Principal Executive Officer	1,000,000	—	—	$0.23	2/21/17
	250,000	—	—	$0.163	4/30/19
	1,500,000	—	—	$0.087	8/18/20

Michael E. Shannon
President	1,000,000	—	—	$0.23	2/21/17
	250,000	—	—	$0.163	4/30/19
	1,000,000	—	—	$0.13	8/15/19
	1,500,000	—	—	$0.087	8/18/20

Director Compensation

Our directors did not receive any form of compensation during the year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables contain information as of March 22, 2017 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5% of our voting securities based solely on the Company’s review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this report holding office on the Table Date, and (4) all executive officers and directors as a group. As of the Table Date, 394,934,068 shares of the Company’s common stock were issued and outstanding.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class

Common Stock	Edwin G. Marshall, Former Chairman and Chief Executive Officer (2)	16,226,951	4.1%
Common Stock	David A. Esposito, (Chairman and Interim Chief Executive Officer (3)	6,940,000	1.7%
Common Stock	Michael E. Shannon, Director and President (4)	6,239,000	1.6%
Common Stock	Daniel D. Hoyt, Director (5)	10,149,888	2.6%
Common Stock	Vincent C. Caponi, Director (6)	2,750,000	*
Common Stock	Stephanie L. Sorensen, Chief Financial Officer (7)	250,000	*
Common Stock	All Officers and Directors as a Group (6 persons) (8)	42,555,839	10.3%

* Less than one percent of the issued and outstanding common stock.

(1)	Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 350 E. Michigan Ave, Suite 500, Kalamazoo, Michigan, 49007.
(2)
Amount indicated includes (i) 2,670,000 shares owned of record by Mr. Marshall’s wife, (ii) 9,077,683 shares owned directly by Mr. Marshall, and (iii) 904,268 shares held by Mr. and Mrs. Marshall as joint tenants. Also includes 3,575,000 shares subject to purchase under options that have vested, which are held in the names of Mr. Marshall (for 2,750,000 shares) and his wife, Dr. Jill Marshall (for 825,000 shares).

(3)
Includes 3,440,000 shares owned of record and 3,500,000 shares subject to purchase under options that have vested. Does not include additional stock award of 1,000,000 shares to be issued upon AsepticSure’s commercialization in the U.S. or unvested options for the purchase of 250,000 shares of common stock granted February 26, 2014.

(4)	Includes 2,489,000 shares owned of record and 3,750,000 shares subject to purchase under options that have vested.
(5)	Includes 8,501,988 shares owned directly by Mr. Hoyt and 1,750,000 shares subject to purchase under options that have vested.
(6)	Includes 2,750,000 shares subject to purchase under options that have vested.
(7)	Includes 250,000 shares subject to purchase under options that vested.
(8)	Based on a total of 394,934,068 shares outstanding as of the Table Date, plus 16,575,000 shares that may be issued upon the exercise of options that have vested, totaling 411,759,068 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

We settled accrued and unpaid compensation to our former Chairman and Chief Executive Officer for periods prior to December 31, 2009 through the issuance of a promissory note. We also settled accrued and unpaid compensation and accrued expenses for those prior periods to Mr. Marshall’s wife, Dr. Jill Marshall, our former Director of Operations, through the issuance of a promissory note. See “Executive Compensation.” Except as disclosed herein, we have not entered into any other transactions with related persons during the last two completed fiscal years that resulted in indebtedness or otherwise involved amounts in excess of the lesser of $120,000 or one percent of the average of our total assets as of year-end for the last two years.

Transactions between us and our officers, directors, principal stockholders or affiliates are subject to approval by the Audit Committee or by a majority of disinterested directors.

Director Independence

The NASDAQ Stock Markets (“NASDAQ”) and New York Stock Exchange have established rules and regulations which generally require companies listed on these exchanges to have a board of directors with a majority of independent directors. Our common stock is currently traded on the OTCQB, which does not impose standards relating to director independence or the composition of committees with independent directors, or provide definitions of independence. With the resignation of Mr. Marshall and the appointment of Mr. Esposito as Chief Executive Officer, as of the date of this report, we have an equal number of independent and non-independent directors.

To assist the Board in making its determination regarding director independence, the Board has adopted independence standards that conform to the independence requirements of the NASDAQ Stock Market. In addition to evaluating each director’s independence, the Board considers all relevant facts and circumstances in making its independence determination. We assess director independence on an annual basis. The Board has determined, after careful review that Mr. Caponi and Mr. Hoyt are independent based on the rules of the NASDAQ Stock Market and applicable regulations of the SEC. In particular, the Board noted that each of these directors (1) is not an officer or employee of the Company, and (2) has no direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director. The Board also has determined that each independent director also qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Exchange Act.

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

Item 14. Principal Accounting Fees and Services

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

For the year ended December 31, 2016, the Audit Committee approved the engagement of our independent registered public accounting firm and has the ultimate authority and responsibility to select, evaluate and where appropriate, replace the independent registered public accounting firm and nominate an independent registered public accounting firm for stockholder approval.

Prior to the performance of any services, the Audit Committee approves all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor, as well as certain services to be provided by the independent registered public accounting firm.

In 2016, the Board of Directors considered whether the performance of non-audit services was compatible with maintaining the independence of our independent registered public accounting firm, Tanner LLC (“Tanner”). The appointment of Tanner was ratified by our stockholders at the annual meeting of shareholders held in December 2016.

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or its affiliate and that it has had, during the last three years, no connection with the Company or its affiliate, other than as the Company’s independent registered public accounting firm or in connection with certain other activities, as described below.

Services

Tanner performed services consisting of the audit of the annual consolidated financial statements and the review of the quarterly financial statements of the Company and its affiliate for 2016 and 2015. Tanner did not perform any financial information systems design and implementation services for the Company.

The following table summarizes the audit fees (which include quarterly reviews and periodic filings) paid to Tanner for the years ended December 31, 2016 and 2015. The table also includes tax compliance fees paid to Tanner for the years indicated.

	Years Ended December 31,
	2016	2015
Audit Fees	$41,342	$30,947
Audit Related Fees	—	—
Tax Fees	2,600	2,300
All Other Fees	—	—
Total Fees	$43,942	$33,247

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report or incorporated herein by reference:

(1) The following Audited Financial Statements are filed as part of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b) The following exhibits are filed as part of this report or incorporated herein by reference.

Exhibit No.	Description

2	Agreement and Plan of Reorganization, March 12, 1986 (1)

3(i)(a)	Articles of Incorporation (1)

3(i)(b)	Articles of Amendment to Articles of Incorporation (2)

3(i)(c)	Articles of Amendment to Articles of Incorporation (3)

3(i)(d)	Certificate of Amendment to Articles of Incorporation (4)

3(ii)	Bylaws (1)

10.1	Employment Agreement between Medizone International, Inc. and David A. Esposito dated effective March 1, 2017 (5)

10.2	Waiver of Claims, General Release and Non-Solicitation Agreement dated February 28, 2017, between Medizone International, Inc. and Edwin G. Marshall (5)

10.3	Waiver of Claims, General Release and Non-Solicitation Agreement dated February 28, 2017, between Medizone International, Inc. and Jill Marshall (5)

10.4	Amended and Restated Distribution Agreement dated effective October 21, 2016 (6)

10.5	Executive Employment Agreement with Stephanie L. Sorensen dated October 1, 2016 (6)

10.6	Form of New Warrants (7)

10.7	2016 Equity Incentive Award Plan (8)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Registration Statement on Form S-18 (no. 2-93277-D), May 14, 1985.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for period ended December 31, 1986.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for period ended September 30, 2009.
(4)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2017.
(5)	Incorporated by reference to Current Report on Form 8-K filed February 28, 2017.
(6)	Incorporated by reference to Current Report on Form 8-K filed October 7, 2016.
(7)	Incorporated by reference to Current Report on Form 8-K filed October 27, 2016.
(8)	Incorporated by reference to the Company's Definitive Proxy filed on Form 14A on August 4, 2016.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medizone International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

Dated: March 22, 2017	By:	/s/ David A. Esposito
David A. Esposito, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Esposito	Interim Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2017
David A. Esposito

/s/ Michael E. Shannon	President and Director	March 22, 2017
Michael E. Shannon

/s/ Daniel D. Hoyt	Director	March 22, 2017
Daniel D. Hoyt

/s/ Vincent C. Caponi	Director	March 22, 2017
Vincent C. Caponi

/s/ Stephanie L. Sorensen	Chief Financial Officer (Principal Accounting and Financial Officer)	March 22, 2017
Stephanie L. Sorensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Medizone International, Inc.
We have audited the accompanying consolidated balance sheets of Medizone International, Inc. and affiliate (collectively, the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders' equity.  Additionally, the Company has minimal cash and negative working capital as of December 31, 2016.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tanner LLC

March 22, 2017

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Balance Sheets

ASSETS
	December 31,
	2016	2015
Current assets:
Cash	$398,290	$745,078
Inventory	109,573	277,823
Prepaid expenses	81,666	31,986
Total current assets	589,529	1,054,887
Property and equipment, net	-	415
Other assets:
Trademark and patents, net	151,444	176,086
Lease deposit	4,272	4,272
Total other assets	155,716	180,358
Total assets	$745,245	$1,235,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$459,654	$491,044
Accounts payable – related parties	-	233,109
Accrued expenses	592,621	554,834
Accrued expenses – related parties	538,887	1,928,659
Other payables	224,852	224,852
Notes payable	297,332	297,396
Notes payable – related parties	1,617,881	-
Warrant liability	985,163	-
Total current liabilities	4,716,390	3,729,894
Notes payable, net of current portion	75,000	75,000
Total liabilities	4,791,390	3,804,894
Commitments and contingencies (Notes 5, 10 and 13)

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 50,000,000 authorized; no shares outstanding	-	-
Common stock, $0.001 par value: 395,000,000 authorized; 393,934,068 and 369,434,068 shares issued and outstanding, respectively	393,934	369,434
Additional paid-in capital	33,680,146	32,496,646
Accumulated other comprehensive loss	(48,043)	(36,968)
Accumulated deficit	(38,072,182)	(35,398,346)
Total stockholders’ deficit	(4,046,145)	(2,569,234)
Total liabilities and stockholders’ deficit	$745,245	$1,235,660

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2016	2015
Revenues	$237,000	$197,000
Operating expenses:
Cost of revenues	203,460	114,811
General and administrative	2,068,391	1,737,175
Research and development	501,734	299,649
Depreciation and amortization	56,311	53,442
Total operating expenses	2,829,896	2,205,077
Loss from operations	(2,592,896)	(2,008,077)
Loss on warrant liability	(47,212)	-
Interest expense	(33,850)	(27,872)
Interest income	122	27
Net loss	(2,673,836)	(2,035,922)
Other comprehensive loss:
Gain (loss) on foreign currency translation	(11,075)	21,130
Total comprehensive loss	$(2,684,911)	$(2,014,792)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	375,118,494	355,464,753

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2014	346,034,068	$346,034	$30,052,656	$(58,098)	$(33,362,424)	$(3,021,832)

Common stock issued for cash ranging from $0.05 to $0.10 per share	23,400,000	23,400	1,652,600	-	-	1,676,000

Stock-based compensation	-	-	791,390	-	-	791,390

Gain on foreign currency translation	-	-	-	21,130	-	21,130

Net loss	-	-	-	-	(2,035,922)	(2,035,922)

Balance, December 31, 2015	369,434,068	369,434	32,496,646	(36,968)	(35,398,346)	(2,569,234)

Common stock issued for services at $0.096 per share	500,000	500	47,500	-	-	48,000

Common stock issued for cash ranging from $0.04 to $0.05 per share	24,000,000	24,000	1,136,000	-	-	1,160,000

Loss on foreign currency translation	-	-	-	(11,075)	-	(11,075)

Net loss	-	-	-	-	(2,673,836)	(2,673,836)

Balance, December 31, 2016	393,934,068	$393,934	$33,680,146	$(48,043)	$(38,072,182)	$(4,046,145)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,673,836)	$(2,035,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,311	53,442
Stock-based compensation	48,000	791,390
Fair value of warrants issued for services	937,951	-
Change in warrant liability	47,212	-
Changes in operating assets and liabilities:
Inventory	168,250	(12,589)
Prepaid expenses	17,075	95,127
Customer deposits	-	(30,000)
Accounts payable and accounts payable – related parties	(36,389)	20,898
Accrued expenses and accrued expenses – related parties	37,787	38,400
Net cash used in operating activities	(1,397,639)	(1,079,254)

Cash flows from investing activities:
Expenditures for trademark and patents	(31,255)	(21,041)
Net cash used in investing activities	(31,255)	(21,041)

Cash flows from financing activities:
Principal payments on notes payable	(66,819)	(67,253)
Issuance of notes payable	-	75,000
Issuance of common stock for cash	1,160,000	1,676,000
Net cash provided by financing activities	1,093,181	1,683,747
Effects of foreign currency exchanges rates on cash	(11,075)	21,130
Net (decrease) increase in cash	(346,788)	604,582
Cash as of beginning of the year	745,078	140,496
Cash as of end of the year	$398,290	$745,078

Supplemental cash flow information:
Cash paid for interest	$12,956	$1,126
Supplemental disclosure of non-cash financing activities:
Financing of insurance premiums	$66,755	$66,408
Settlement of accounts payable and accrued expenses with notes payable – related party	$1,617,881	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

U.S. generally accepted accounting principles (US GAAP) require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests (ownership, contractual, or other financial interests) in the VIE. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the financial results of the VIE with it. Accordingly, the financial position and results of operations of CFGH are consolidated with Medizone as of and for the years ended December 31, 2016 and 2015.

b.             Business Activities

The Company’s objective is to pursue an initiative in the field of hospital disinfection. The Company has developed an ozone-based technology, specifically for the purpose of decontaminating and disinfecting hospital surgical suites, emergency rooms, and intensive care units.

c.             Basic and Diluted Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the years as follows:

	For the Years Ended December 31,
	2016	2015

Numerator (net loss)	$(2,673,836)	$(2,035,922)

Denominator (weighted average number of common shares outstanding)	375,118,494	355,464,753

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Common stock equivalents, consisting of 20,715,000 options and warrants to purchase up to $1,000,000 of common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise, have not been included in the calculation, as their effect is antidilutive for the years presented.

d.             Property and Equipment

Property and equipment are recorded at cost. Any major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of property and equipment. Depreciation is computed using the straight-line method over periods of three years for computers and software, and five years for office equipment and furniture.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.             Provision for Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax expense together with assessing temporary differences resulting from differing treatment of items for income tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets. When appropriate, the Company records a valuation allowance to reduce its deferred income tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss (NOL) and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.

As of December 31, 2016, the Company had NOL carryforwards of approximately $12,451,000 that may be offset against future taxable income, if any, and expire through 2035.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards available for use.  No tax benefit has been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income or decrease net loss in the period such determination was made.

Interest and penalties associated with any underpayment of income taxes would be classified as income tax provision in the statements of comprehensive loss.  The Company has elected to present revenues net of any tax collected.

Deferred income tax assets as of December 31, 2016 and 2015 comprised the following:

	2016	2015

Net operating loss carryforwards	$4,959,900	$4,408,800
Related-party accruals	1,564,700	1,165,900
Valuation allowance	(6,524,600)	(5,574,700)
	$-	$-

The income tax benefit differs from the amount determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Income tax benefit based on U.S. statutory rate of 34%	$(909,100)	$(692,200)
Stock issued for expenses	-	269,100
Other	(40,800)	94,000
Change in valuation allowance	949,900	329,100
	$-	$-

The Company had no uncertain income tax positions as of December 31, 2016, and 2015.

The Company files income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2013.

f.              Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and the accounts of CFGH, a VIE. All material intercompany accounts and transactions have been eliminated.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.             Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

h.             Advertising

The Company expenses the costs of advertising as incurred. The Company did not incur any advertising expense for the years ended December 31, 2016 and 2015.
i.              Stock Options

The Company records compensation expense in connection with the granting of stock options and their vesting periods based on their fair values. The Company estimates the fair values of stock option awards issued to employees, consultants and others by using the Black-Scholes option-pricing model. For stock options with a service condition, the expense is measured at the grant date and expensed over the vesting period. For stock options with a performance condition, the expense is measured when it is probable that the performance condition will be met, subsequently re-measured at each reporting date, and trued up upon the final completion of the performance condition.

j.              Common Stock Warrant Liability

The Company accounts for the common stock warrants as liabilities. The fair value of the common stock warrant liability is determined at each reporting period-end, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant and the estimated life of the warrant.

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

m.            Inventory

The Company’s inventory consists of its AsepticSure® product and is valued on a specific identification basis. The Company generally purchases its inventory as a finished product from unrelated manufacturing companies. The Company determined that there was no obsolete or excess inventory as of December 31, 2016, and 2015.

n.             Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, notes payable and warrant liability. The carrying amounts of cash, accounts payable, and accrued expenses approximate their fair values because of the short-term nature of these instruments. The carrying amounts of the notes payable approximate fair values as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments. The fair value of the warrant liability represents its estimated fair value using the Black-Scholes option pricing model.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n.            Fair Value of Financial Instruments (continued)

The Company measures certain financial liabilities (warrant liability) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

•	Level 3 measurements are unobservable inputs.

o.             Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein.  The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.   ASU No. 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures.   ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016.  The implementation of this guidance had no impact on the presentation of the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify all deferred taxes as either a non-current asset or a non-current liability. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is assessing the impact, if any, of implementing this guidance on the Company’s financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact of ASU No. 2016-02 will have on its future financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows, and forfeitures. ASU No. 2016-09 is effective for fiscal years, and interim periods within those years beginning after December 15, 2016. The Company is assessing the impact of ASU No. 2016-09 on its future financial position, results of operations and liquidity.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.             Recent Accounting Pronouncements (continued)

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with the reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and the Company is assessing the impact that ASU No. 2016-17 may have on its consolidated financial statements.

p.             Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which cash, at times, exceeds federally insured limits. As of December 31, 2016, the Company had approximately $229,000 of cash balances that exceeded U.S. federally insured limits. To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015
Computers and software	$2,938	$2,938
Furniture	2,075	2,075
	5,013	5,013
Accumulated depreciation	(5,013)	(4,598)
Property and equipment, net	$—	$415

Depreciation expense for each of the years ended December 31, 2016 and 2015 was $415.

NOTE 3 - TRADEMARK AND PATENTS

Trademark and patents consist of the following as of December 31, 2016 and 2015:

	2016	2015
Patent costs	$415,251	$383,997
Trademark	770	770
	416,021	384,767
Accumulated amortization	(264,577)	(208,681)
Trademark and patents, net	$151,444	$176,086

Amortization expense for the years ended December 31, 2016 and 2015 was $55,896 and $53,027, respectively. The future amortization as of December 31, 2016, is as follows: 2017-$51,331; 2018-$38,750; 2019-$25,086; 2020-$17,543; 2021-$10,297 and thereafter-$8,437.

NOTE 4 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2016 and 2015, the Company owed $0 and $233,109 to consultants, who were also stockholders, for services. In July 2016, the Company converted $228,109 of accounts payable – related parties into notes payable – related parties (see Note 8).

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2016 and 2015:

	2016	2015
Accrued interest	$549,909	$529,015
Other accruals	42,712	25,819
Total	$592,621	$554,834

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 6 - ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consist of the following as of December 31, 2016 and 2015:

	2016	2015
Accrued payroll and consulting – related parties	$422,334	$1,812,106
Accrued payroll taxes – related parties	116,553	116,553
Total	$538,887	$1,928,659

In July 2016, the Company converted $1,389,772 of accrued payroll and consulting - related parties into notes payable – related parties. These parties are officers and executives of the Company (see Note 8).

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2016 and 2015:

	2016	2015
Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997, interest at 8%. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur. These notes payable are in default.	$182,676	$182,676
Unsecured notes payable to a third party in the amount of $50,000, due on September 8, 2018, interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	50,000	50,000
Unsecured notes payable to 10 stockholders, due on demand, interest at 10%. The Company is obligated to accept the principal at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	60,815	60,815
Unsecured notes payable to a third party in the amount of $25,000, due on September 17, 2018, interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	25,000	25,000
Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995, interest at 8%. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction. These notes payable are in default.	37,000	37,000
Unsecured notes payable to a financing company, payable in nine monthly installments, interest ranging from 4.88% to 6.68%, mature in April, July and November 2017.	16,841	16,905
Total notes payable	372,332	372,396
Less notes payable current portion	(297,332)	(297,396)
Total notes payable long term, net of current portion	$75,000	$75,000

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

In July 2016, the Company converted $228,109 of accounts payable – related parties, and $1,389,772 of accrued expenses – related parties into three promissory notes aggregating $1,617,881. The amounts converted represent accrued expenses and accrued wages prior to 2009 owed to certain officers and executives of the Company. The three notes have similar terms and specify payment terms, trigger events and a default rate of 2% per annum.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 9 - WARRANT LIABILITY

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity. Any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, which requires or may require the issuer to settle the obligation by transferring assets, is classified as a liability. This liability is to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant and the estimated life of the warrant

In October 2016, the Company issued warrants to purchase up to $1,000,000 in common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise with the exercise prices discounted 40%. The warrants are exercisable between January 31, 2017 and January 30, 2018, at which point the outstanding warrants expire. Since the price of the warrant is yet to be determined, the Company recorded a common stock warrant liability of $937,951 on the warrant’s issuance date and, revalued it on December 31, 2016. The estimate was calculated using the following inputs:

Input	October 21, 2016	December 31, 2016
Risk-free interest rate	.66%	85%
Expected life in years	1 year	1 year
Dividend yield	—	—
Volatility	108.2%	120.0%
Stock price	$0.08	$0.11

As of December 31, 2016, the Company recorded an increase of $47,212 in the warrant liability which resulted from an increase in the Company’s stock price at the end of the year, for a total liability of $985,163.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded in accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2016 and 2015. The Company intends to contest the judgment if and when it is able to do so in the future.

Other Payables

As of December 31, 2016 and 2015, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years. Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform. The lease term is June 30, 2016 through June 29, 2018 with a monthly lease payment of $3,550 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

The Company has a month-to-month cancelable lease for office space located in California, with monthly payments of approximately $2,556. In February 2017, the Company gave 60-days’ notice that the lease would be terminated as of April 30, 2017.

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to lack of market development related to the Company’s product by the distributor. In connection with the termination agreement, the Company negotiated the return of five disinfection units on or before January 17, 2017 for $25,000 per unit.

NOTE 11 - EQUITY TRANSACTIONS

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

Common Stock for Cash or Services Provided – 2016

During the January 2016, the Company issued 500,000 restricted shares of common stock for consulting services. The value of the shares on the date of grant was $48,000, or $0.096 per share.

During September 2016, the Company sold an aggregate of 4,000,000 restricted shares of common stock to three accredited investors for cash proceeds totaling $160,000, or $0.04 per share.

During October 2016, the Company issued 20,000,000 restricted shares of common stock pursuant to the exercise of warrants for cash proceeds totaling $1,000,000, or $0.05 per share.

Recapitalization

The Company’s amended Articles of Incorporation include a class of preferred stock, par value $0.00001, with authorized shares of 50,000,000. To date, no shares of preferred stock have been issued. The rights and preferences of the authorized preferred shares will be determined by the Company’s Board of Directors.

On December 15, 2016, the Company’s stockholders approved the Board’s recommendation to increase the number of shares of common stock authorized from 395,000,000 shares to 500,000,000 shares in order to provide the Company with sufficient authorized shares to accomplish its objectives. The Company filed an amendment to modify its Articles of Incorporation with the State of Nevada on January 4, 2017, which was approved by the State on January 24, 2017.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 12 - COMMON STOCK OPTIONS

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

On February 26, 2014, the Company granted to a new director options for the purchase of 2,000,000 shares of common stock, with an exercise price of $0.1095 per share. Of these options, 1,000,000 vested February 26, 2015 and the remaining 1,000,000 options will vest upon the successful achievement of certain milestones. Unvested options vest immediately in the event of a change in control of the Company. The options are exercisable for five years. The Company recognized $16,017 during the year ended December 31, 2015 in connection with the options that vested on February 26, 2015. The Company will measure and begin recognizing the remaining expense when the achievement of the required milestones becomes probable.

On February 26, 2014, the Company granted options to six consultants and service providers for the purchase of a total of 250,000 shares of common stock at an exercise price of $0.1095 per share. Options for 200,000 shares vested immediately upon grant and options for the remaining 50,000 shares vested January 9, 2015. The options are exercisable for five years. The grant date fair value of these options was $24,023. The Company recognized expense of $800 during the year ended December 31, 2015.

On May 6, 2014, the Company granted options to a consultant for the purchase of 100,000 shares of common stock at an exercise price of $0.19 per share. Options for 50,000 shares vested immediately upon grant and options for the remaining 50,000 vested during 2015. The options are exercisable for five years. The Company recognized expense of $8,342 during the year ended December 31, 2015.

On October 7, 2014, the Company granted to a new board member options for the purchase of 1,000,000 shares of common stock, with an exercise price of $0.16 per share. These options vested October 7, 2015. The options are exercisable for five years. The grant date fair value of the options was $140,178. The Company recognized $105,133 during the year ended December 31, 2015.

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

The Company’s 2014 Equity Compensation Plan (the “2014 Plan”) was adopted on April 30, 2014 by the Board of Directors. The Company filed a registration statement on Form S-8 on July 17, 2014, to register 6,000,000 shares of common stock that may be issued under awards made pursuant to the 2014 Plan. As of December 31, 2016, the Company had no remaining options available for grant under the 2014 Plan and previously adopted plans.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 12 - COMMON STOCK OPTIONS (continued)

The Company’s 2016 Equity Incentive Award Plan (the “2016 Plan”) was adopted on December 15, 2016 by the stockholders. The 2016 Plan replaces the Company’s 2008 Equity Compensation Plan (“2008 Plan”), 2009 Incentive Stock Plan (“2009 Plan”), 2012 Equity Incentive Award Plan (“2012 Plan”), and the 2014 Equity Incentive Plan (“2014 Plan” and, together with the 2008, 2009 and 2012 Plans, the “Prior Plans”). Options and awards previously granted under the Prior Plans that have not yet expired by their terms will remain outstanding until their expiration dates. The Company will no longer make any grants or awards under the Prior Plans. The 2016 Plan replaces all previous plans and reserves a total of 10,000,000 shares of common stock for awards granted under the 2016 Plan. As of December 31, 2016, no shares had been issued.

The Company estimates the fair value of each stock award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including expected volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero. Expense of $0 and $791,390 was recorded for the years ended December 31, 2016 and 2015, respectively. Excluding options whose performance condition is not yet deemed probable as of December 31, 2016, the Company had various unvested outstanding options with related unrecognized expense of $104,647. The Company will recognize this expense when achievement of the required milestones become probable.

The Company estimated the fair value of the stock options for 2015 at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.52%	to	1.60%
Expected life			5 years
Expected volatility	131.33%	to	136.34%
Dividend yield			0.00%

The Company estimated the fair value of the stock options for 2016 at the date of the grant, based on the following weighted average assumptions:

Risk-free interest rate	1.85%
Expected life	5 years
Expected volatility	130.34%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of December 31, 2016 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2016	20,965,000	$0.18
Granted	150,000	0.00
Expired/Canceled	(400,000)	0.10
Outstanding, December 31, 2016	20,715,000	0.14
Exercisable	19,640,000	0.14

As of December 31, 2016, the aggregate intrinsic value of the outstanding vested options was $1,597,426. No shares were exercised in 2016.

MEDIZONE INTERNATIONAL, INC. AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE 13 - GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with US GAAP which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant recurring losses from its inception through December 31, 2016, which have resulted in an accumulated deficit of $38,072,182 as of December 31, 2016. The Company has minimal cash, has a working capital deficit of $4,126,861, and a total stockholders’ deficit of $4,046,145 as of December 31, 2016. The Company has relied almost exclusively on debt and equity financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern.

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

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued production manufacturing research, development, and marketing activities, as well as for general corporate purposes.

During 2016, the Company raised a total of $160,000 through the sale of 4,000,000 shares of common stock at a price of $0.04 per share. Additionally, the Company received proceeds of $1,000,000 resulting from the exercise of warrants for 20,000,000 shares of common at $0.05 per share. The Company used the proceeds from these securities issuances to keep current in its reporting obligations under the Exchange Act and to pay certain other corporate obligations.

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

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of the Annual Report on Form 10-K, and determined to disclose the following events.

On February 2, 2017, the Board of Directors granted a total of 5,700,000 common stock options to officers, directors and other employees.

On February 28, 2017, the Company entered into separation and release agreements (Separation Agreements) with our former Chairman and CEO, Edwin Marshall, and our former Director of Operation, Dr. Jill Marshall. The Separation Agreements include principal payment schedules for promissory notes issued to these individuals and modify the terms of common stock option awards granted to them under the 2014 Equity Incentive Plan by increasing the exercise period of the grants from three weeks to three years following termination.

On March 1, 2017, the Company issued to its new chairman and interim CEO a stock award of 1,000,000 shares of common stock and is eligible to receive an additional 1,000,000 shares of common stock upon AsepticSure’s commercialization in the US market. Additionally, stock options granted to the Company’s new CEO Chairman and Interim CEO on February 26, 2014 shall vest as follows: 750,000 shares upon execution of this Agreement; and 250,000 shares upon completion of original commercial milestones as established in the original option grant agreement.