Form 10-Q
period 2017-03-31
MEDIZONE INTERNATIONAL INC
filed 2017-05-12
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 2-93277-D

MEDIZONE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0412648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 E. Michigan Ave., Suite #500, Kalamazoo, MI 49007
(Address of principal executive offices, Zip Code)

(269) 202-5020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of May 12, 2017, the registrant had 397,934,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Current assets:
Cash	$22,574	$398,290
Inventory	240,806	109,573
Prepaid expenses	91,738	81,666
Total current assets	355,118	589,529
Other assets:
Trademark and patents, net	142,971	151,444
Lease deposit	6,938	4,272
Total other assets	149,909	155,716
Total assets	$505,027	$745,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$539,484	$459,654
Accrued expenses	605,614	592,621
Accrued expenses – related parties	557,297	538,887
Other payables	224,852	224,852
Notes payable	307,838	297,332
Notes payable – related parties	1,594,690	1,617,881
Warrant liability	882,581	985,163
Total current liabilities	4,712,356	4,716,390
Notes payable, net of current portion	75,000	75,000
Total liabilities	4,787,356	4,791,390
Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 50,000,000 authorized; no shares outstanding	-	-
Common stock, $0.001 par value: 500,000,000 authorized; 395,934,068 and 393,934,068 shares issued and outstanding, respectively	395,934	393,934
Additional paid-in capital	34,426,358	33,680,146
Accumulated other comprehensive loss	(50,220)	(48,043)
Accumulated deficit	(39,054,401)	(38,072,182)
Total stockholders’ deficit	(4,282,329)	(4,046,145)
Total liabilities and stockholders’ deficit	$505,027	$745,245

(1)	The condensed consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$-	$-
Operating expenses:
Cost of revenues	-	-
General and administrative	977,262	279,064
Research and development	84,536	185,961
Depreciation and amortization	14,403	13,826
Total operating expenses	1,076,201	478,851
Loss from operations	(1,076,201)	(478,851)
Other income (expense):
Gain on measurement of warrant liability	102,582	-
Interest expense	(8,615)	(8,591)
Interest income	15	53
Total other income (expense)	93,982	(8,538)
Net loss	(982,219)	(487,389)
Other comprehensive loss:
Gain (loss) on foreign currency translation	(2,177)	895
Total comprehensive loss	$(984,396)	$(486,494)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	394,356,290	369,906,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(982,219)	$(487,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,403	13,826
Stock-based compensation	688,212	48,000
Change in warrant liability	(102,582)	-
Changes in operating assets and liabilities:
Inventory	(131,233)	(16,883)
Prepaid expenses	13,512	20,364
Accounts payable	79,830	(21,326)
Accrued expenses and accrued expenses – related parties	31,403	15,273
Net cash used in operating activities	(388,674)	(428,135)

Cash flows from investing activities:
Cost of registering patents	(5,930)	(6,269)
Net cash used in investing activities	(5,930)	(6,269)

Cash flows from financing activities:
Principal payments on notes payable and notes payable – related parties	(38,935)	(22,889)
Issuance of common stock for cash	60,000	-
Net cash provided by (used in) financing activities	21,065	(22,889)
Effects of foreign currency exchanges rates on cash	(2,177)	895
Net decrease in cash	(375,716)	(456,398)
Cash as of beginning of the period	398,290	745,078
Cash as of end of the period	$22,574	$288,680

Supplemental cash flow information:
Cash paid for interest	$606	$3,318
Supplemental disclosure of non-cash financing activities:
Financing of insurance premiums	$26,250	$31,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (“Medizone), the Canadian Foundation of Global Health (“CFGH) based in Ottawa, Canada, considered to be a variable interest entity (“VIE”) as described below, and Medizone Canada, Inc. a wholly owned subsidiary, (collectively, the “Company”), included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary in the opinion of management for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

NOTE 2     CANADIAN FOUNDATION FOR GLOBAL HEALTH

In late 2008, Medizone assisted in the formation of CFGH, a not-for-profit foundation, for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes that is best positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for Medizone to use a tiered pricing structure for services and products in emerging economies and extend the reach of the Medizone’s technology to as many in need as possible.

Accounting standards require a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests, which are the ownership, contractual, or other financial interests in the VIE. In addition, a legal entity may be considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate its financial statements with those of the VIE. Medizone determined that CFGH met the requirements of a VIE effective upon the first advance to CFGH on February 12, 2009. After eliminations, the operations and equity of the non-controlling interest is not material to the consolidated financial statements. Accordingly, the financial statements of CFGH have been consolidated with Medizone for all periods presented.

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Numerator: Net loss	$(982,219)	$(487,389)
Denominator: Weighted average number of common shares outstanding	394,356,290	369,906,595
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Common stock equivalents, consisting of options to purchase 21,565,000 shares and warrants to purchase up to $1,000,000 of common stock, with the number of shares determined based on a 20-day average stock price prior to the date of exercise, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using US GAAP which assumes an entity is a going concern and contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant recurring losses from its inception through March 31, 2017, which have resulted in an accumulated deficit of

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     GOING CONCERN (continued)

$39,054,401 of March 31, 2017.  The Company has minimal cash, has a working capital deficit of $4,357,238, and a total stockholders’ deficit of $4,282,329 as of March 31, 2017. The Company has relied almost exclusively on debt and equity financing to sustain its operations.  Accordingly, there is a substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations.  The Company will require substantial additional funds to continue to develop its products, manufacture products, and fund additional losses, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease its operations.

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued product manufacturing, research, development and marketing activities, as well as for limited general corporate purposes.

During the three months ended March 31, 2017, the Company raised cash proceeds of $60,000 through the sale of 1,000,000 shares of common stock to its Chairman and Interim CEO at a price of $0.06 per share as part of a private offering.

The ability of the Company to continue as a going concern is dependent on successfully accomplishing the plan described in the preceding paragraphs and eventually attaining profitable operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 5     INVENTORY

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to lack of market development by the distributor. In connection with the termination, the Company negotiated the return of five disinfection units on or before January 17, 2017 paying the distributor $25,000 per unit. The units have been upgraded to the current technology to support the ongoing expansion of the Company’s commercial strategy

NOTE 6     WARRANT LIABILITY

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity. Any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, which requires or may require the issuer to settle the obligation by transferring assets, is classified as a liability. This liability is to be remeasured at fair value at each reporting period, with the changes in fair value recognized as gain (loss) on remeasurement of warranty liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant and the estimated life of the warrant.

In October 2016, the Company issued warrants to purchase from the Company up to $1,000,000 in common stock with the number of shares determined based on a 40% discount to the 20-day average stock price prior to the date of exercise. The warrants are exercisable between January 31, 2017 and January 30, 2018, at which point the outstanding warrants expire. Since the exercise price of the warrant is yet to be determined, the Company recorded a common stock warrant liability of $937,951 on the warrant’s issuance date and remeasured it at fair value on December 31, 2016 at $985,163. The warrant liability is remeasured at fair value at each quarter end until the warrant liability expires.

The estimate was calculated using the following inputs:

Input	March 31, 2017
Risk-free interest rate	103%
Expected life	10 months
Expected volatility	102.89%
Dividend yield	0.00%
Stock price	$0.10

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 6     WARRANT LIABILITY (continued)

As of March 31, 2017, the Company recorded a decrease in the warrant liability of $102,582 which resulted from the fluctuation in the Company’s stock price at the end of the year. The warrant liability was $882,581 as of March 31, 2017.

NOTE 7              COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000.  The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002.  On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties.  The Company has been unable to post the required bond amount as of the date of this report.  Therefore, the Company recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of March 31, 2017 and December 31, 2016, in accounts payable.  The Company intends to contest the judgment if and when it is able to do so in the future.

Related Party Agreements

In July 2016, the Company converted $228,109 of accounts payable – related parties, and $1,389,772 of accrued expenses – related parties into three promissory notes payable – related parties aggregating to $1,617,881. The amounts converted represent accrued expenses and accrued wages prior to 2009 owed to certain officers and executives of the Company.

On February 28, 2017, the Company entered into separation and release agreements (Separation Agreements) with its former Chairman and CEO, Edwin Marshall, and its former Director of Operations, Dr. Jill Marshall. The Separation Agreements include principal payment schedules for the promissory notes issued to these individuals and modify the terms of common stock option awards granted to them under the Company’s 2014 Equity Incentive Plan by increasing the exercise period of the grants from three months to three years following termination. The Company is currently in default with the terms of the agreements.

On March 1, 2017, the Company entered into an employment agreement with its new chairman and interim CEO, David Esposito, which states the terms of his employment and compensation. Mr. Esposito’s compensation consists of: 1) an annual base salary of $225,000, 2) a potential target bonus of up to 50% of base salary based on performance goals determined by the Board of Directors of the Company (“Board”), 3) equity awards, and 4) standard employee benefits, including vacation. Mr. Esposito’s employment agreement has an initial term of three years, but can be terminated by either party for any reason with 60 days’ notice.

Other Payables

As of March 31, 2017, and December 31, 2016, the Company had $224,852 of past due payables for which the Company has not received statements or demands for payment for over 19 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform.  The lease term is June 30, 2016 through June 29, 2018 with a monthly lease payment of $3,550 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”).

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

The Company has a lease arrangement for office space in Kalamazoo, Michigan.  Monthly payments are approximately $1,000 and the lease expires in February of 2018. The Company had a month-to-month lease for office space located in California, with monthly payments of approximately $2,556. In February 2017, the Company gave 60-days’ notice that the lease would be terminated as of April 30, 2017. The Company does not have any leases in California as of April 30, 2017.

NOTE 8     EQUITY TRANSACTIONS

Recapitzalization

On December 15, 2016, the Company’s stockholders approved the Board’s recommendation to increase the number of shares of common stock authorized from 395,000,000 to 500,000,000 shares in order to provide the Company with sufficient authorized shares to accomplish its objectives. The Company filed an amendment to modify its Articles of Incorporation with the State of Nevada on January 4, 2017, which was approved by the State on January 24, 2017.

Common Stock Issuances

During January 2016, the Company issued 500,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of grant was $48,000, or $0.96 per share. The Company recorded compensation expense of $48,000 in connection with the issuance of the shares.

During March 2017, the Company sold 1,000,000 restricted shares of common stock at a price of $0.06 per share to an investor, who is also a board member and executive officer, for net proceeds of $60,000 as part of a private offering.  The market price of the Company’s common stock on the date of the transaction was $0.10 per share.

Common Stock Options and Awards

The Company recognizes stock-based compensation expense for grants of stock option awards, stock awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s Board of Directors. In addition, the Company grants stock options to nonemployee consultants from time to time in exchange for services performed for the Company.

The Company’s 2016 Equity Incentive Award Plan (the “2016 Plan”) was approved on December 15, 2016 by the stockholders. The 2016 Plan replaces the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), 2009 Incentive Stock Plan (the “2009 Plan”), 2012 Equity Incentive Award Plan (the “2012 Plan”), and the 2014 Equity Incentive Plan ( the “2014 Plan” and, together with the 2008, 2009, and 2012 Plans, the “Prior Plans”). Options and awards previously granted under the Prior Plans that have not yet expired by their terms will remain outstanding until their expiration dates. The Company will no longer make any grants or awards under the Prior Plans. The 2016 Plan replaces all previous plans and reserves a total of 10,000,000 shares of common stock for awards granted under the 2016 Plan. As of March 31, 2017, 5,900,000 options have been granted, 1,000,000 shares have been awarded with an additional 1,000,000 shares to be awarded upon achievement of certain performance milestones under the 2016 Plan. 2,100,000 options are available for future grant.

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the expected life of the options. Because the Company does not pay dividends, the dividend rate variable used in the Black-Scholes option-pricing model is zero.

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation of $688,212 and $0, respectively, of which $434,688, relates to options granted to employees, directors and consultants for the quarter ending March 31, 2017. Upon the appointment of its new Chairman and CEO, the Company incurred a one-time charge of $89,064 relating to the modification of vesting relating to 750,000 options issued in 2014 and a one-time charge of $150,000 pertaining to a stock award of 1,000,000 shares of common stock. The Company also recorded a one-time charge of $14,460 of stock-based compensation expense for the modification relating to the extension of exercisability from three weeks to three years upon retirement related to Mr. Marshall’s and Dr. Marshalls stock options. Mr. Esposito is also eligible to receive an additional 1,000,000 shares of common stock upon certain performance milestones being met. No expense has yet been recorded in conjunction with this award as the milestones have not been met as of March 31, 2017.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 8     EQUITY TRANSACTIONS (continued)

Common Stock Options and Awards (continued)

As of March 31, 2017, the Company had 425,000 unvested outstanding options with related unrecognized expense of $44,629. The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable.
The Company estimated the fair value of the stock options at the date of grant, based on the following weighted average assumptions:

Risk-free interest rate	1.43% to 1.99%
Expected life	5 years
Expected volatility	98.38% to 101.86%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of March 31, 2017 and changes during the three months then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of December 31, 2016	20,715,000	$0.143	2.08	$261,220
Granted	5,900,000	0.102
Expired and canceled	(5,050,000)	0.230
Exercised	-	-
As of March 31, 2017	21,565,000	0.111	4.42	$91,695
Exercisable	21,140,000	0.111	4.43	91,695

The intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

Warrants

In October 2016, the Company issued warrants to purchase up to $1,000,000 in common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise with the exercise prices discounted 40%. The warrants are exercisable between January 31, 2017 and January 30, 2018, at which point the outstanding warrants expire (see Note 6).

NOTE 9     RELATED PARTY TRANSACTIONS

During March 2017, the Company sold 1,000,000 restricted shares of common stock to its Chairman and CEO at a $0.06 per share, for net proceeds of $60,000 as part of a private placement financing. The private offering price was discounted 40% to the market price of the common stock as of the date the terms of the offering were approved by the Company’s Board (see Note 4).

NOTE 10     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 10     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

interim periods therein.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. ASU No. 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016 and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with the reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016 and was adopted by the Company in the quarter ended March 31, 2017.  The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU No. 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for interim periods after January 1, 2017. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

NOTE 11     SUBSEQUENT EVENTS

In April 2017, the Company sold 2,000,000 restricted shares of common stock in a private placement to two accredited investors, including the Company’s Chairman and Interim CEO, for net proceeds of $120,000 as part of a private placement financing. The price of the common stock in the private placement was set at a 40% discount to the market price of the Company’s common stock immediately prior to the date the terms of the offering were approved by the Board.

On April 6, 2017, the U.S. Food and Drug Administration (“FDA”) notified the Company that it believes that AsepticSure®, the Company’s disinfectant system, should be classified as a medical device under Section 201(h) of the Food, Drug, and Cosmetic Act of 1938, as amended (“FDCA”).  The FDA representatives recommended that the Company consider whether it is appropriate for the Company to submit a premarket notification to the FDA or to seek pre-market approval of AsepticSure and invited Company representatives to schedule follow up meetings in the near future to discuss the best approach for introduction of the AsepticSure technology into the U.S. market. The Company is working with legal and regulatory advisors on a response to the FDA to establish the most efficient route to gain regulatory approval of AsepticSure as a medical device under the FDCA.  In the interim, the Company will not market AsepticSure in the U.S. under its EPA clearance until it has obtained 510(k) clearance or an approval from the FDA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc., a Nevada corporation (collectively with our variable interest entity Canadian Foundation for Global Health or CFGH, and our subsidiary Medizone Canada, Inc., “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications.  During 2012, we began to sell our patented ozone disinfection system, AsepticSure®.  The Company is currently focused in the field of hospital disinfection, rather than human therapies.  We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

On February 28, 2017, our Chairman and CEO, Edwin Marshall, retired from all of his positions with the Company. Jill Marshall, our Director or Operations, also retired on February 28, 2017. On March 1, 2017, the Board of Directors appointed David Esposito as our Chairman and Interim CEO.

In March 2017, the Company sold 1,000,000 shares of common stock in a private placement (the “Private Offering”) for gross proceeds of $60,000 to its Chairman and Interim CEO. The purchase price of the restricted shares was $0.06 per share.  The terms of the Private Offering included a purchase price at a discount of 40% to the market price of the common stock on the date the offering terms were approved by the Board of Directors.  The participation of insiders of the Company in the Private Offering was approved by the disinterested members of the Board of Directors.

On April 3, 2017, the Board of Directors appointed Dwayne Montgomery as a director and Chair of the Audit Committee.

On April 6, 2017, the U.S. Food and Drug Administration (“FDA”) notified the Company that it believes that AsepticSure®, the Company’s disinfectant system, should be classified as a medical device under Section 201(h) of the Food, Drug, and Cosmetic Act of 1938, as amended (“FDCA”).  The FDA representatives recommended that the Company consider whether it is appropriate for the Company to submit a premarket notification to the FDA or to seek pre-market approval of AsepticSure and invited Company representatives to schedule follow up meetings in the near future to discuss the best approach for introduction of the AsepticSure technology into the U.S. market. The Company does not agree with the FDA’s position; however, the Company is working with legal and regulatory advisors on a response to the FDA to establish the most efficient route to gain regulatory approval of AsepticSure as a medical device under the FDCA. In the interim, the Company will not market AsepticSure in the U.S. under the EPA clearance until it has obtained 510(k) clearance or an appropriate approval from the FDA. This decision does not affect Company activities in markets outside the United States.

Between April and May 2017, we sold 2,000,000 shares of common stock at $0.06 per share to two accredited investors, including our Chairman and CEO, in the Private Offering for gross proceeds of $120,000.

Results of Operations

Three Months Ended March 31, 2017 and 2016

During the quarter ended March 31, 2017, we continued our primary focus of identifying strategic and financial partners while we expand our commercial operations in key markets around the world.

For the quarter ended March 31, 2017, we had a net loss of $982,219, compared with a net loss of $487,389 for the quarter ended March 31, 2016.  Our primary expenses are payroll and consulting fees, research and development costs, stock-based compensation expense, office expenses, and interest expense.  The increase in net loss for the quarter ended March 31, 2017 compared to the corresponding quarter of 2016 was primarily due to stock-based compensation expense related to stock option grants and stock awards to our employees, directors and consultants, offset by a decrease in research and development expenses as we advance towards commercialization of our AsepticSure product.

For the quarters ended March 31, 2017 and 2016, we incurred $977,262 and $279,064, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The increase for the quarter ended March 31, 2017, compared to the corresponding quarter of 2016 was primarily due to stock-based compensation expense of $688,212 related to stock option grants and stock awards to our employees, directors and consultants.

For the quarters ended March 31, 2017 and 2016, we incurred $84,536 and $185,961, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research stage ozone generator and instrument development.  The decrease for the quarter ended March 31, 2017 compared to the corresponding quarter of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy in 2017.

Principal amounts owed on notes payable totaled $307,838 and $297,332 as of March 31, 2017 and December 31, 2016, respectively. Principal amounts owed on notes payable, net of current portion totaled $75,000 as of March 31, 2017 and December 31, 2016. Interest expense on these obligations for the quarters ended March 31, 2017 and 2016, was $8,615 and $8,591, respectively. The annual interest rates on notes payable from 4.88% to 12.00%.

Liquidity and Capital Resources

As of March 31, 2017, our working capital deficiency was $4,357,238, compared to a working capital deficiency of $4,126,861 as of December 31, 2016. As of March 31, 2017, we had approximately $22,574 of available cash. In March 2017, the Company issued an aggregate of 1,000,000 common shares at $0.06 per share for proceeds of $60,000.

We have incurred significant losses from inception through March 31, 2017, which have resulted in an accumulated deficit of $39,054,401.  The stockholders’ deficit as of March 31, 2017 was $4,282,329, compared to $4,046,145 as of December 31, 2016.  This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the three months ended March 31, 2017.

We will continue to require additional financing to fund operations and to continue to test and market our hospital and medical disinfection system.  We believe we will require funding of approximately $1,500,000 over the next 12 months, based on current operations, for: (1) continued production manufacturing and related activities; (2) research, development, and marketing activities; and (3) limited general corporate purposes.

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

Forward-Looking Statements and Risks

The statements contained in this report on Form 10-Q that are not historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases that include “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue and expense levels in the future and the sufficiency of existing liquidity to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis.  We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was considered obsolete or excessive as of March 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.  The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016.  We are assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. ASU No. 2015-17 is effective for annual and interim reporting period beginning after December 15, 2016, and we adopted this standard in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and sheets. ASU No. 2016-02 is operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance on lease balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. We are assessing the impact that ASU No. 2016-02 may have on the Company’s future financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and was adopted in the quarter ended March 31, 2017.  The impact of this guidance was immaterial to the Company’s results of operations, financial position and cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with a reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU No. 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for interim periods after January 1, 2017. We are currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

There have been no material changes to information from that presented for the year ended December 31, 2016.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended March 31, 2017 relative to the legal matters previously disclosed by the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2017, the Company awarded its newly appointed Chairman and Interim CEO 1,000,000 restricted shares of common stock as part of an employment agreement. The shares had a fair market value of $150,000 on the date of issuance.

Additionally, in March 2017, the Company issued an aggregate of 1,000,000 common shares at $0.06, per share as part of a private placement for gross proceeds of $60,000 The shares were issued without registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon exemptions from registration for securities sold in transactions under Section 4(a)(2) of the Securities Act and regulations promulgated thereunder.

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

MEDIZONE INTERNATIONAL, INC.
(Registrant)

/s/ David A. Esposito
David A. Esposito, Chairman and Interim Chief Executive Officer (Principal Executive Officer)

/s/ Stephanie L. Sorensen
Stephanie L. Sorensen, Chief Financial Officer
(Principal Financial and Accounting Officer)

May 12, 2017