Form 10-Q
period 2017-06-30
MEDIZONE INTERNATIONAL INC
filed 2017-08-08
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 8, 2017, the registrant had 399,934,068 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
Current assets:
Cash	$59,223	$398,290
Inventory	240,806	109,573
Prepaid expenses	85,149	81,666
Total current assets	385,178	589,529
Other assets:
Trademark and patents, net	131,947	151,444
Lease deposit	2,735	4,272
Total other assets	134,682	155,716
Total assets	$519,860	$745,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$624,920	$459,654
Accrued expenses	599,481	592,621
Accrued expenses – related parties	617,314	538,887
Other payables	224,852	224,852
Notes payable	298,765	297,332
Notes payable – related parties	1,606,183	1,617,881
Warrant liability	755,494	985,163
Total current liabilities	4,727,009	4,716,390
Notes payable, net of current portion	75,000	75,000
Total liabilities	4,802,009	4,791,390
Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 50,000,000 authorized; no shares outstanding	-	-
Common stock, $0.001 par value: 500,000,000 authorized; 399,934,068 and 393,934,068 shares issued and outstanding, respectively	399,934	393,934
Additional paid-in capital	34,692,207	33,680,146
Accumulated other comprehensive loss	(50,235)	(48,043)
Accumulated deficit	(39,324,055)	(38,072,182)
Total stockholders’ deficit	(4,282,149)	(4,046,145)
Total liabilities and stockholders’ deficit	$519,860	$745,245

(1)	The condensed consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Operating Expenses:
Cost of revenues	-	-	-	-
General and administrative	292,531	216,182	1,269,793	495,246
Research and development	62,920	82,075	147,456	268,036
Depreciation and amortization	14,360	13,988	28,764	27,814
Total operating expenses	369,811	312,245	1,446,013	791,096
Loss from operations	(369,811)	(312,245)	(1,446,013)	(791,096)
Other income (expense):
Gain on measurement of warrant liability	127,087	-	229,669	-
Interest expense	(26,933)	(8,539)	(35,548)	(17,130)
Interest income	4	11	19	64
Net loss	(269,653)	(320,773)	(1,251,873)	(808,162)
Other comprehensive loss on foreign currency translation	(15)	(2,381)	(2,192)	(1,486)
Total comprehensive loss	$(269,668)	$(323,154)	$(1,254,065)	$(809,648)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	397,912,090	369,934,068	396,144,013	369,920,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,251,873)	$(808,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,764	27,814
Stock-based compensation	718,061	48,000
Change in warrant liability	(229,669)	-
Changes in operating assets and liabilities:
Inventory	(131,233)	(45,295)
Prepaid expenses	28,342	28,867
Accounts payable	165,266	(62,218)
Accrued expenses and accrued expenses – related parties	85,287	45,527
Customer deposits	1,537	118,500
Net cash used in operating activities	(585,518)	(646,967)

Cash flows from investing activities:
Cost of registering patents	(9,267)	(10,565)
Net cash used in investing activities	(9,267)	(10,565)

Cash flows from financing activities:
Principal payments on notes payable and notes payable – related parties	(42,090)	(36,772)
Issuance of common stock for cash	300,000	-
Net cash provided by (used in) financing activities	257,910	(36,772)
Effects of foreign currency exchange rates on cash	(2,192)	(1,486)
Net decrease in cash	(339,067)	(695,790)
Cash as of beginning of the period	398,290	745,078
Cash as of end of the period	$59,223	$49,288

Supplemental cash flow information:
Cash paid for interest	$12,227	$3,568
Supplemental disclosure of non-cash financing activities:
Financing of insurance premiums	$31,825	$31,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (“Medizone), the Canadian Foundation of Global Health (“CFGH”) based in Ottawa, Canada, considered to be a variable interest entity (“VIE”) as described below, and Medizone Canada, Inc. a wholly owned subsidiary, (collectively, the “Company”), included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	June 30,
	2017	2016

Numerator: Net loss	$(269,653)	$(320,773)
Denominator: Weighted average number of common shares outstanding	397,912,090	369,934,068
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2017	2016

Numerator: Net loss	$(1,251,873)	$(808,162)
Denominator: Weighted average number of common shares outstanding	396,144,013	369,920,332
Basic and diluted net loss per common share	$(0.00)	$(0.00)

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE (Continued)

Common stock equivalents, consisting of options to purchase 20,565,000 shares and warrants to purchase up to $1,000,000 of common stock, with the number of shares determined based on a 40% discount of the 20-day average stock price prior to the date of exercise, have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s condensed consolidated financial statements are prepared assuming the Company is a going concern and contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant recurring losses from its inception through June 30, 2017, which have resulted in an accumulated deficit of $39,324,055 as of June 30, 2017.  The Company has minimal cash, has a working capital deficit of $4,341,831, and a total stockholders’ deficit of $4,282,149 as of June 30, 2017. The Company has relied almost exclusively on debt and equity financing to sustain its operations. Accordingly, there is a substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2017, the Company raised cash proceeds totaling $300,000 through the sale of 5,000,000 shares of common stock at a price of $0.06 per share in a private offering to accredited investors, which included the Company’s Chairman and Interim CEO and an independent director.

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

NOTE 5     INVENTORY

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to lack of market development by the distributor. In connection with the termination, the Company negotiated the return of five disinfection units on or before January 17, 2017 paying the distributor $25,000 per unit. The units were upgraded with the Company’s current technology to support the ongoing expansion of the Company’s commercial strategy

NOTE 6     WARRANT LIABILITY

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

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 6     WARRANT LIABILITY (Continued)

The estimate was calculated using the following inputs:

Input	June 30, 2017
Risk-free interest rate	1.14%
Expected life	7 months
Expected volatility	79.10%
Dividend yield	0.00%
Stock price	$0.07

As of June 30, 2017, the Company recorded a decrease in the warrant liability of $229,669 resulting from the fluctuation in the Company’s stock price. The warrant liability was $755,494 as of June 30, 2017.

NOTE 7      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement.  In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of June 30, 2017 and December 31, 2016, in accounts payable. The Company intends to contest the judgment if and when it is able to do so in the future.

Related Party Agreements

In July 2016, the Company converted $228,109 of accounts payable – related parties, and $1,389,772 of accrued expenses – related parties into three promissory notes payable – related parties aggregating to $1,617,881. The amounts converted represent accrued expenses and accrued wages prior to 2009 owed to certain officers and executives of the Company.

On February 28, 2017, the Company entered into separation and release agreements (Separation Agreements) with its former Chairman and CEO, Edwin Marshall, and its former Director of Operations, Dr. Jill Marshall. The Separation Agreements include principal payment schedules for the promissory notes issued to these individuals in 2016 as described in the previous paragraph and modify the terms of common stock option awards granted to them under the Company’s 2014 Equity Incentive Plan by increasing the exercise period of the grants from three months to three years following termination. The Company is currently in default with the terms of the promissory notes and is accruing interest at 5% per annum on the outstanding balance, with any payments made to be applied towards interest first.

On March 1, 2017, the Company entered into an employment agreement with its new Chairman and Interim CEO, David Esposito, which states the terms of his employment and compensation. Mr. Esposito’s compensation consists of: 1) an annual base salary of $225,000; 2) a potential target bonus of up to 50% of base salary based on performance goals determined by the Board of Directors of the Company (“Board”); 3) equity awards, and 4) standard employee benefits, including vacation. Mr. Esposito’s employment agreement has an initial term of three years, but can be terminated by either party for any reason with 60 days’ notice.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 7      COMMITMENTS AND CONTINGENCIES (Continued)

Other Payables

As of June 30, 2017, and December 31, 2016, the Company had $224,852 of past due payables for which the Company has not received statements or demands for payment for over 19 years.  Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform. The lease term is June 30, 2016 through June 29, 2018 with a monthly lease payment of $3,550 Canadian dollars (“CD”) plus the applicable goods and services tax.

The Company has a lease arrangement for office space in Kalamazoo, Michigan. Monthly payments are approximately $1,000 and the lease expires in February of 2018. The Company previously had a month-to-month lease for office space located in California, with monthly payments of approximately $2,556. In February 2017, the Company gave 60-days’ notice that the lease would be terminated as of April 30, 2017 and has no further obligation under the lease.

NOTE 8     EQUITY TRANSACTIONS

Recapitzalization

On December 15, 2016, the Company’s stockholders approved the Board’s recommendation to increase the number of authorized shares of common stock from 395,000,000 to 500,000,000 shares in order to provide the Company with sufficient authorized shares to accomplish its objectives. The Company filed an amendment to modify its Articles of Incorporation with the State of Nevada on January 4, 2017, which was approved by the Secretary of State on January 24, 2017.

Common Stock Issuances

During January 2016, the Company issued 500,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of grant was $48,000, or $0.96 per share. The Company recorded compensation expense of $48,000 in connection with the issuance of the shares.

During the six months ended June 30, 2017, the Company issued and sold 5,000,000 restricted shares of common stock at a price of $0.06 per share to accredited investors, which included the Company’s Chairman and Interim CEO and an independent director, for net proceeds of $300,000 as part of a private offering.  The market price of the Company’s common stock on the dates of these transactions ranged from $0.06 to $0.10 per share.

Common Stock Options and Awards

The Company recognizes stock-based compensation expense for grants of stock option awards, stock awards, restricted stock units and restricted stock under the Company’s Incentive Plan to employees and nonemployee members of the Company’s Board of Directors. In addition, the Company grants stock options to nonemployee consultants from time to time in consideration for services performed for the Company.

The Company’s 2016 Equity Incentive Award Plan (the “2016 Plan”) was approved on December 15, 2016 by the stockholders. The 2016 Plan replaces the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), 2009 Incentive Stock Plan (the “2009 Plan”), 2012 Equity Incentive Award Plan (the “2012 Plan”), and the 2014 Equity Incentive Plan (the “2014 Plan” and, together with the 2008, 2009, and 2012 Plans, the “Prior Plans”). Options and awards previously granted under the Prior Plans that have not yet expired by their terms will remain outstanding until their expiration dates. Following adoption of the 2016 Plan, the Company no longer makes any grants or awards under the Prior Plans. The 2016 Plan replaces all previous plans and reserves a total of 10,000,000 shares of common stock for awards granted under the 2016 Plan. Under the 2016 Plan, as of June 30, 2017, the Company had granted options for the purchase of a total of 6,900,000 shares, had awarded 1,000,000 shares with an additional 1,000,000 shares to be awarded upon achievement of certain performance milestones, leaving 1,100,000 options available for future grants or awards.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 8     EQUITY TRANSACTIONS (Continued)

Common Stock Options and Awards (Continued)

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the expected life of the options. Because the Company does not pay dividends, the dividend rate variable used in the Black-Scholes option-pricing model is zero. For the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation of $29,849 and $0, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation of $718,061 and $0, respectively, of which $464,537, relates to options granted to employees, directors and consultants. Upon the appointment of its new Chairman and Interim CEO, the Company incurred a one-time charge of $89,064 relating to the modification of vesting relating to 750,000 options issued in 2014 and a one-time charge of $150,000 pertaining to a stock award of 1,000,000 shares of common stock. The Company also recorded a one-time charge of $14,460 of stock-based compensation expense for the modification relating to the extension of exercisability from three weeks to three years upon retirement related to Mr. Marshall and Dr. Marshall’s stock options. In June 2017, Mr. Hoyt retired from the Board and was offered the same extension of exercisability related to his options, as that was provided to Mr. Marshall and Dr. Marshall. As the stock price on the date of modification of Mr. Hoyt’s options was significantly lower than the option’s exercise price, no additional expense was recorded as the result of this modification. An additional 1,000,000 shares of common stock has been reserved as a performance award to Mr. Esposito as part of his appointment to Chairman and Interim CEO, contingent upon meeting certain performance milestones. No expense has yet been recorded in conjunction with this award as the milestones have not been met as of June 30, 2017. As of June 30, 2017, the Company had outstanding unvested options for a total of 925,000 shares with related unrecognized expense of approximately $75,000. The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable. The Company estimated the fair value of the stock options at the date of grant, based on the following weighted average assumptions:

Risk-free interest rate	1.36% to 1.99%
Expected life	5 years
Expected volatility	98.38% to 101.86%
Dividend yield	0.00%

The following is a summary of the status of the Company’s outstanding options as of June 30, 2017 and changes during the six months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of December 31, 2016	20,715,000	$0.143	2.08	$261,220
Granted	6,900,000	0.097
Expired and canceled	(7,050,000)	0.209
Exercised	-	-
As of June 30, 2017	20,565,000	0.105	4.93	10,000
Exercisable	19,640,000	0.105	4.83	5,000

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

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited) Continued

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process that are required under existing US GAAP. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU No. 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for interim periods after January 1, 2017. The Company is currently assessing the potential impact ASU No. 2017-04 will have on the Company’s consolidated results of operations, financial position and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU No. 2017-09 provides clarity and reduces the diversity in practice and complexity in determining when additional expense should be recorded resulting from a modification to stock-based grants and awards. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for interim periods. The Company is currently assessing the potential impact ASU No. 2017-09 will have on the Company’s consolidated results of operations, financial position and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc., a Nevada corporation (collectively with our variable interest entity or “VIE” Canadian Foundation for Global Health or “CFGH”, and our subsidiary Medizone Canada, Inc., “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications. During 2012, we began to sell our patented ozone disinfection system, AsepticSure® and have been primarily focused in the field of hospital disinfection, rather than human therapies. With recent clearance from the US Environmental Protection Agency (“EPA”), we are prepared to introduce our technology commercially for use in disinfection and treatment of athletic facilities, sports equipment, preparation rooms in mortuary facilities, and remediation of buildings and hazardous cleanup sites. We are also working on obtaining appropriate clearance of our technology from the US Food and Drug Administration (“FDA”). We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations.  If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

On April 3, 2017, the Board of Directors (“Board”) appointed Dwayne Montgomery as a director and as the Chair of the Audit Committee. Mr. Montgomery’s business and other background and qualification to serve as a director of the Company are contained in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“Commission”) on April 6, 2017.

On May 19, 2017, the Board of Directors appointed Stephen F. Meyers as a director. Mr. Meyer’s business and other background and qualifications to serve as a director are contained in a Current Report on Form 8-K filed by the Company with the Commission on May 23, 2017.

As reported by the Company in a Current Report on Form 8-K on June 22, 2017, on June 21, 2017 director Daniel J. Hoyt retired from the Board effective June 21, 2017. In connection with Mr. Hoyt’s retirement from the Board, in consideration of his many years of service with the Company, the Board modified the exercise provisions of stock options granted previously to Mr. Hoyt under our 2014 Equity Incentive Plan to permit the exercise of such options for a period of up to three years from the date of Mr. Hoyt’s resignation (but not beyond the original expiration date of any such grant).

During the six months ended June 30, 2017, we sold 5,000,000 shares of common stock in a private offering to accredited investors (the “Private Offering”) for gross proceeds of $300,000. Investors in the Private Offering included our Chairman and Interim CEO and one of the Company’s independent directors, who invested a total of $210,000. The purchase price of the restricted shares was $0.06 per share.  The terms of the Private Offering for all investors, including the insiders, included a purchase price at a discount of up to 40% to the market price of the common stock on the date the offering terms were approved by the Board. The participation of insiders of the Company in the Private Offering was approved by the disinterested members of the Board.

On May 17, 2017 we submitted a 513(g) Request for Information to the FDA requesting a decision on the classification of AsepticSure.  We are awaiting a response from FDA as of the date of this report.  In our Request, we asked the FDA to confirm that AsepticSure®  is not considered a medical device when used for general hospital disinfection purposes, and in addition, is exempt from premarket notification requirements.”. We provided a detailed rationale for our position that devices which have been listed with FDA (class I device with pre-market exemptions) make virtually the same claims as the AsepticSure® system. We have engaged experienced legal counsel to lead our communications with the FDA.

Results of Operations

Three Months Ended June 30, 2017 and 2016

During the three months ended June 30, 2017, we continued our primary focus of identifying strategic and financial partners while we expand our commercial operations in key markets around the world. Our distributors outside of the US continue to make progress in demonstrating the efficacy of AsepticSure in hospitals and in building remediation.  In the US, we continue to make commercial progress with its sales channel partners in meeting with potential customers in various segments including healthcare, athletic facilities, building construction and funeral homes.

For the three months ended June 30, 2017, we had a net loss of $269,653, compared with a net loss of $320,773 for the three months ended June 30, 2016.  Our primary expenses are payroll and consulting fees, research and development costs, stock-based compensation expense, office expenses, and interest expense.  The decrease in net loss for the three months ended June 30, 2017 compared to the corresponding three months of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy of our AsepticSure product.

 For the three months ended June 30, 2017 and 2016, we had no revenues or associated cost of revenues.

For the three months ended June 30, 2017 and 2016, we incurred $292,531 and $216,182, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The increase for the three months ended June 30, 2017, compared to the corresponding period of 2016 was primarily due to stock-based compensation expense related to stock option grants and stock awards to our employees, directors and consultants and an increase in legal and professional services.

For the three months ended June 30, 2017 and 2016, we incurred $62,920 and $82,075, respectively, in research and development expenses. Research and development expenses include consulting fees, interface development costs, prototypes, and research-stage ozone generator and instrument development cost. The decrease for the three months ended June 30, 2017, compared to the corresponding period of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy in 2017.

Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, we had a net loss of $1,251,873, compared with a net loss of $808,162 for the six months ended June 30, 2016. Our primary expenses are payroll and consulting fees, research and development costs, stock-based compensation expense, office expenses, and interest expense. The increase in net loss for the six months ended June 30, 2017, compared to the corresponding six months of 2016 was primarily due to stock-based compensation expense related to stock option grants and stock awards to our employees, directors and consultants, offset by a decrease in research and development expenses as we advance towards commercialization of our AsepticSure product.

For the six months ended June 30, 2017 and 2016, we had no revenues or associated cost of revenues.

For the six months ended June 30, 2017 and 2016, we incurred $1,269,793 and $495,246, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The increase for the six months ended June 30, 2017, compared to the corresponding period of 2016 was primarily due to stock-based compensation expense of $718,061 related to stock option grants and stock awards to our employees, directors and consultants.

For the six months ended June 30, 2017 and 2016, we incurred $147,456 and $268,036, respectively, in research and development expenses.  Research and development expenses include consulting fees, interface development costs, prototypes, and research-stage ozone generator and instrument development costs. The decrease for the six months ended June 30, 2017, compared to the corresponding period of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy in 2017.

Principal amounts owed on notes payable totaled $298,765 and $297,332 as of June 30, 2017 and December 31, 2016, respectively. Principal amounts owed on notes payable, net of current portion totaled $75,000 as of June 30, 2017 and December 31, 2016. Interest expense on these obligations for the three months ended June 30, 2017 and 2016, was $8,438 and $8,539, respectively. The annual interest rates on notes payable ranged from 4.88% to 12.00%.

Principal amounts owed on notes payable – related parties totaled $1,606,183 and $1,617,881 as of June 30, 2017 and December 2016, respectively. We failed to make principal payments under two promissory notes owed to former executives of the Company beginning in April 2017. Under the terms of these notes, the obligations of the Company under the notes from the date of this default will bear interest until paid in full at the annual rate of 5%. As a result, we recorded interest expense of $18,494 during the three and six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, our working capital deficiency was $4,341,831, compared to a working capital deficiency of $4,126,861 as of December 31, 2016. As of June 30, 2017, we had $59,223 of available cash. During the six months ended June 30, 2017, we issued 5,000,000 common shares at $0.06 per share for proceeds of $300,000.

We have incurred significant losses from inception through June 30, 2017, which have resulted in an accumulated deficit of $39,324,055. The stockholders’ deficit as of June 30, 2017 was $4,282,149, compared to $4,046,145 as of December 31, 2016. This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the six months ended June 30, 2017. We will continue to require additional financing to fund operations and to continue to test and market our disinfection system. We believe we will require funding of approximately $1,500,000 over the next 12 months, based on current operations, for: (1) continued production manufacturing and related activities; (2) research, development, and marketing activities; and (3) limited general corporate purposes.

We anticipate that we will be able to raise additional funds, as needed, from certain of the accredited investors who have purchased shares during previous years, although we have no agreements at this time with any of these investors to purchase our securities, and there can be no assurance that these investors will purchase additional shares.

Going Concern

Our unaudited condensed interim consolidated financial statements included in this report on Form 10-Q have been prepared with the assumption that we will continue as a going concern. There is substantial doubt that we will be able to continue as a going concern. Through the date of this report on Form 10-Q, we have relied almost exclusively upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If we do not obtain additional financing in the near term, we will be required to curtail or discontinue operations, or seek protection under U.S. bankruptcy laws. Even if additional financing becomes available, there can be no assurance that it will be on terms favorable to us. In any event, this additional financing will likely result in immediate and possibly substantial dilution to existing stockholders.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis. We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was considered obsolete or excessive as of June 30, 2017.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify everything as either a non-current asset or non-current liability. ASU No. 2015-17 is effective for annual and interim reporting period beginning after December 15, 2016, and we adopted this standard in the quarter ended March 31, 2017. The effect of this guidance was immaterial to our consolidated results of operations, financial position and cash flows.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and sheets. ASU No. 2016-02 is operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance on lease balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. We are assessing the impact that ASU No. 2016-02 may have on our future financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for years ending after December 31, 2016, and was adopted by us in the quarter ended March 31, 2017. The impact of this guidance was immaterial to our results of operations, financial position and cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a Variable Interest Entity (VIE) should that related party have indirect interests under common control with a reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016, and was adopted by us in the quarter ended March 31, 2017. The effect of this guidance was immaterial to our results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU No. 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for interim periods after January 1, 2017. We are currently assessing the potential impact ASU No. 2017-04 will have on our consolidated results of operations, financial position and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation -Stock Compensation (Topic 718). ASU No. 2017-09 provides clarity and reduces the diversity in practice and complexity in determining when additional expense should be recorded resulting from a modification to stock-based grants and awards. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for interim periods. We are currently assessing the potential impact ASU No. 2017-09 will have on our consolidated results of operations, financial position and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

There have been no material changes to information from that presented for the year ended December 31, 2016.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended June 30, 2017 relative to the legal matters we have previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2017, we awarded our newly appointed Chairman and Interim CEO 1,000,000 restricted shares of common stock as part of an employment agreement. The shares had a fair market value of $150,000 on the date of issuance.

During the six months ended June 2017, the Company issued an aggregate of 5,000,000 common shares at $0.06, per share as part of a private offering for gross proceeds of $300,000. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from registration for securities offered and sold to accredited investors in transactions under Section 4(a)(2) of the Securities Act and regulations promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

In February 2017, we entered into Separation and Termination Agreements with Edwin Marshall and Dr. Jill Marshall, former executive officers of the Company. Under the terms of these agreements, we and the Marshalls agreed to the modification of the terms of certain promissory notes previously issued by the Company to Mr. Marshall and Dr. Marshall for payment of earned and unpaid compensation. As modified, these notes required monthly principal payments to Mr. Marshall of $14,000 and to Dr. Marshall of $6,900. The notes were not to bear interest, except in the event of default. We made the first payments under the notes, but have been in default under both notes since April 2017 and owe principal payments for three months to Mr. Marshall totaling $42,000 and to Dr. Marshall totaling $20,700 for the months of April, May and June 2017. As a result, interest is now accruing on the unpaid obligations of these notes at an annual rate of 5% until the notes are paid in full.

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

August 8, 2017