Form 10-Q
period 2017-09-30
MEDIZONE INTERNATIONAL INC
filed 2017-11-08
CIK 753772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 8, 2017, the registrant had 406,517,402 shares of common stock issued and outstanding.

MEDIZONE INTERNATIONAL, INC.
FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2017 (Unaudited)	December 31, 2016
Current assets:
Cash	$60,521	$398,290
Inventory	311,691	109,573
Prepaid expenses	37,722	81,666
Total current assets	409,934	589,529
Other assets:
Trademark and patents, net	126,011	151,444
Lease deposit	2,847	4,272
Total other assets	128,858	155,716
Total assets	$538,792	$745,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$661,771	$459,654
Accounts payable – related parties	19,704	-
Accrued expenses	622,620	592,621
Accrued expenses – related parties	681,044	538,887
Other payables	224,852	224,852
Notes payable	368,419	297,332
Notes payable – related parties	1,624,881	1,617,881
Warrant liability	700,512	985,163
Total current liabilities	4,903,803	4,716,390
Notes payable, net of current portion	-	75,000
Total liabilities	4,903,803	4,791,390
Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 50,000,000 authorized; no shares outstanding	-	-
Common stock, $0.001 par value: 500,000,000 authorized; 404,517,402 and 393,934,068 shares issued and outstanding, respectively	404,517	393,934
Additional paid-in capital	34,977,174	33,680,146
Accumulated other comprehensive loss	(52,398)	(48,043)
Accumulated deficit	(39,694,304)	(38,072,182)
Total stockholders’ deficit	(4,365,011)	(4,046,145)
Total liabilities and stockholders’ deficit	$538,792	$745,245

(1)	The condensed consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$237,000	$-	$237,000
Operating Expenses:
Cost of revenues	-	200,326	-	200,326
General and administrative	335,326	363,209	1,603,869	858,455
Research and development	48,226	75,332	196,932	343,368
Depreciation and amortization	14,606	14,152	43,370	41,966
Total operating expenses	398,158	653,019	1,844,171	1,444,115
Loss from operations	(398,158)	(416,019)	(1,844,171)	(1,207,115)
Other income (expense):
Gain on remeasurement of warrant liability	54,982	-	284,651	-
Interest expense	(27,079)	(8,504)	(62,627)	(25,634)
Interest income	6	2	25	66
Net loss	(370,249)	(424,521)	(1,622,122)	(1,232,683)
Other comprehensive loss on foreign currency translation	(2,163)	(4,021)	(4,355)	(5,507)
Total comprehensive loss	$(372,412)	$(428,542)	$(1,626,477)	$(1,238,190)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	401,673,199	371,151,459	398,041,211	370,333,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,622,122)	$(1,232,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	807,610	48,000
Depreciation and amortization	43,370	41,966
Gain on remeasurement of warrant liability	(284,651)	-
Changes in operating assets and liabilities:
Inventory	(202,118)	171,491
Prepaid expenses	82,085	35,815
Lease deposit	1,425	-
Accounts payable and accounts payable – related parties	221,821	49,637
Accrued expenses and accrued expenses – related parties	172,156	97,866
Net cash used in operating activities	(780,424)	(787,908)

Cash flows from investing activities:
Cost of registering patents	(17,936)	(17,941)
Net cash used in investing activities	(17,936)	(17,941)

Cash flows from financing activities:
Principal payments on notes payable and notes payable – related parties	(35,054)	(56,534)
Issuance of common stock for cash	500,000	160,000
Net cash provided by financing activities	464,946	103,466
Effects of foreign currency exchange rates on cash	(4,355)	(5,507)
Net decrease in cash	(337,769)	(707,890)
Cash as of beginning of the period	398,290	745,078
Cash as of end of the period	$60,521	$37,188

Supplemental cash flow information:
Cash paid for interest	$12,549	$8,246
Supplemental disclosure of non-cash financing activities:
Settlement of accounts payable and accrued expenses with notes payable – related parties	-	1,617,881
Financing of insurance premiums	38,141	66,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     BASIS OF PRESENTATION

The financial information of Medizone International, Inc., a Nevada corporation (“Medizone), the Canadian Foundation of Global Health (“CFGH”) based in Ottawa, Canada, considered to be a variable interest entity (“VIE”) as described below, and Medizone Canada, Inc. a wholly owned subsidiary, (collectively, the “Company”), included herein is unaudited and has been prepared consistent with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and notes required by US GAAP for complete financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the periods as follows:

	For the Three Months Ended
	September 30,
	2017	2016

Numerator: Net loss	$(370,249)	$(424,521)
Denominator: Weighted average number of common shares outstanding	401,673,199	371,151,459
Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Nine Months Ended
	September 30,
	2017	2016

Numerator: Net loss	$(1,622,122)	$(1,232,683)
Denominator: Weighted average number of common shares outstanding	398,041,211	370,333,703
Basic and diluted net loss per common share	$(0.00)	$(0.00)

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3     BASIC AND DILUTED NET LOSS PER COMMON SHARE (Continued)

Common stock equivalents, consisting of options to purchase 20,315,000 shares and warrants to purchase up to $1,000,000 of common stock, with the number of shares determined based on a 40% discount of the 20-day average stock price prior to the date of exercise, and a warrant to purchase 750,000 shares of common stock at a specified price have not been included in the calculation as their effect is antidilutive for the periods presented.

NOTE 4     GOING CONCERN

The Company’s condensed consolidated financial statements are prepared assuming the Company is a going concern and contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses from its inception through September 30, 2017, which have resulted in an accumulated deficit of $39,694,304 as of September 30, 2017. The Company has minimal cash, has a working capital deficit of $4,493,869, and a total stockholders’ deficit of $4,365,011 as of September 30, 2017. The Company has relied almost exclusively on debt and equity financing to sustain its operations. Accordingly, there is a substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company’s attaining profitable operations. The Company will require substantial additional funds to continue to develop its products, manufacture products, and fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease its operations or seek protection under U.S. bankruptcy laws.

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued product manufacturing, research, development and marketing activities, as well as for limited general corporate purposes.

During the nine months ended September 30, 2017, the Company raised gross cash proceeds totaling $500,000 through the sale of 8,333,334 shares of common stock at a price of $0.06 per share in a private offering to accredited investors, which included the Company’s Chairman and Interim CEO and an independent director.

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

NOTE 5     INVENTORY

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to lack of market development by the distributor. In connection with the termination, the Company negotiated the return of five disinfection units on or before January 17, 2017 paying the distributor $25,000 per unit. The units were upgraded with the Company’s current technology to support the ongoing expansion of the Company’s commercial strategy.

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

NOTE 6     WARRANT LIABILITY (Continued)

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

The estimate was calculated using the following inputs:

Input	September 30, 2017
Risk-free interest rate	1.06%
Expected life	4 months
Expected volatility	74.10%
Dividend yield	0.00%
Stock price	$0.06

As of September 30, 2017, the Company recorded a decrease in the warrant liability of $284,651 resulting from the fluctuation in the Company’s stock price. The warrant liability was $700,512 as of September 30, 2017.

NOTE 7      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company recorded the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of September 30, 2017 and December 31, 2016, in accounts payable. The Company intends to contest the judgment if and when it is able to do so in the future.

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

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7      COMMITMENTS AND CONTINGENCIES (Continued)

On March 1, 2017, the Company entered into an employment agreement with David Esposito to fill the position of Chairman and Interim CEO. The agreement stated the terms of his employment and compensation. Mr. Esposito’s compensation consisted of: (1) an annual base salary of $225,000; (2) a potential target bonus of up to 50% of base salary based on performance goals determined by the Board of Directors of the Company (“Board”); (3) equity awards, and (4) standard employee benefits, including vacation. Mr. Esposito stepped down from his position as Interim CEO upon the appointment of David Dodd as the Company’s CEO effective September 18, 2017. As of September 30, 2017, the Company has accrued wages to Mr. Esposito of $123,750. Mr. Esposito will remain as the Company’s Chairman of the Board.

On September 15, 2017, the Company entered into an employment agreement with David Dodd confirming his appointment as the Company’s CEO and a member of the Board. The agreement states the terms of his employment and compensation which consists of: (1) an annual base salary of $250,000; (2) an initial target bonus of up to 65% of annual base salary based on targets established by the Board of Directors; (3) a signing bonus of 1,000,000 shares of restricted stock upon transition as CEO and an additional 1,000,000 shares of restricted stock that will best upon successful commercialization of AsepticSure in the US market; and (4) benefits as offered to other executive employees.

The Company also agreed to a change of control provision that will pay severance compensation to Mr. Dodd in the event his employment is terminated by the Company without cause or by Mr. Dodd for good reason, as defined in the agreement.

Other Payables

As of September 30, 2017, and December 31, 2016, the Company had $224,852 of past due payables for which the Company has not received statements or demands for payment for over 19 years. Although management of the Company does not believe that the amounts will be required to be paid, the amounts are recorded as other payables until such time as the Company is certain that no liability exists and until the statute of limitations has expired.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform. The lease term is June 30, 2016 through June 29, 2018, with a monthly lease payment of $3,550 Canadian Dollars plus the applicable goods and services tax.

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

Recapitalization

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

During May 2017, the Company issued 250,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of the grant was $17,500, or $0.07 per share. The Company recorded compensation expense of $17,500 in connection with the issuance of the shares.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8     EQUITY TRANSACTIONS (Continued)

Common Stock Issuances (continued)

During the nine months ended September 30, 2017, the Company issued and sold 8,333,334 restricted shares of common stock at a price of $0.06 per share to accredited investors, which included the Company’s Chairman and Interim CEO, and an independent director, for net proceeds of $500,000 as part of a private offering. The market price of the Company’s common stock on the dates of these transactions ranged from $0.06 to $0.10 per share.

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

The Company’s 2016 Equity Incentive Award Plan (the “2016 Plan”) was approved on December 15, 2016 by the stockholders. The 2016 Plan replaces the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), 2009 Incentive Stock Plan (the “2009 Plan”), 2012 Equity Incentive Award Plan (the “2012 Plan”), and the 2014 Equity Incentive Plan (the “2014 Plan” and, together with the 2008, 2009, and 2012 Plans, the “Prior Plans”). Options and awards previously granted under the Prior Plans that have not yet expired by their terms will remain outstanding until their expiration dates. Following adoption of the 2016 Plan, the Company no longer makes any grants or awards under the Prior Plans. The 2016 Plan replaces all previous plans and reserves a total of 10,000,000 shares of common stock for awards granted under the 2016 Plan. Under the 2016 Plan, as of September 30, 2017, the Company had granted options, net of forfeitures, for the purchase of a total of 6,650,000 shares, had awarded 2,000,000 shares with an additional 1,000,000 shares to be awarded upon achievement of certain performance milestones, leaving 350,00 options available for future grants or awards.

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the expected life of the options. Because the Company does not pay dividends, the dividend rate variable used in the Black-Scholes option-pricing model is zero. For the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation of $89,549 and $0, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation of $807,610 and $48,000, respectively, of which $494,086, relates to options granted to employees, directors and consultants. Upon the appointment of Mr. Esposito as Interim CEO and subsequently, Mr. Dodd as CEO, the Company incurred one-time charges in aggregate of $210,000 resulting from two separate stock awards of 1,000,000 shares of common stock each. Additionally, the Company recorded a one-time charge of $89,064 relating to the modification of vesting relating to 750,000 options issued in 2014 to Mr. Esposito upon his appointment as Interim CEO. The Company also recorded a one-time charge of $14,460 of stock-based compensation expense for the modification relating to the extension of exercisability from three weeks to three years upon retirement related to Mr. Marshall and Dr. Marshall’s stock options. In June 2017, Mr. Hoyt retired from the Board and was offered the same extension of exercisability related to his options, as that was provided to Mr. Marshall and Dr. Marshall. As the stock price on the date of modification of Mr. Hoyt’s options was significantly lower than the option’s exercise price, no additional expense was recorded as the result of this modification. An additional 1,000,000 shares of common stock has been reserved as a performance award to Mr. Dodd as part of his appointment to CEO, contingent upon meeting certain performance milestones. No expense has yet been recorded in conjunction with this award as the milestones have not been met as of September 30, 2017. As of September 30, 2017, the Company had outstanding unvested options for a total of 575,000 shares with related unrecognized expense of approximately $44,000. The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable.

During 2017, the Company estimated the fair value of the stock options at the date of each grant based on the following weighted average assumptions:

Risk-free interest rate	1.36% to 1.99%
Expected life	5 years
Expected volatility	98.38% to 101.86%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8     EQUITY TRANSACTIONS (Continued)

Common Stock Options and Awards (Continued)

The following is a summary of the status of the Company’s outstanding options as of September 30, 2017 and changes during the nine months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of December 31, 2016	20,715,000	$0.143	2.08	$261,220
Granted	6,900,000	0.097
Expired and canceled	(7,300,000)	0.206
Exercised	-	-
As of September 30, 2017	20,315,000	0.105	3.69	-
Exercisable	19,740,000	0.105	3.65	-

Warrants

During October 2016, the Company issued warrants to purchase up to $1,000,000 in common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise with the exercise prices discounted 40%. The warrants are exercisable between January 31, 2017 and January 30, 2018, at which point the outstanding warrants expire (see Note 6).

During May 2017, the Company issued a warrant to purchase up to 750,000 shares of common stock at an exercise price of $0.10 per share to a third-party consultant. The warrant will vest when certain milestones are achieved and will expire three years from the date of issuance.

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

NOTE 9     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 10 SUBSEQUENT EVENTS

In October 2017, the Company agreed as part of a Supply and License Agreement to issue a warrant to acquire 1,000,000 shares of the Company’s common stock at $0.10 per share.  The warrants are vested immediately and have a five-year term.

Between October 1, 2017 and November 8, 2017, the Company sold 2,000,000 shares of common stock in a private offering to the CEO, who is considered to be an accredited investor (the “Fall 2017 Private Offering”), at a price of $0.05 per share, for gross proceeds of $100,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Medizone International, Inc., a Nevada corporation (collectively with our variable interest entity or “VIE” Canadian Foundation for Global Health or “CFGH”, and our subsidiary Medizone Canada, Inc., “Medizone,” the “Company,” “we,” “us,” or “our”) is engaged in conducting research into the use of ozone in the disinfection of surgical and other medical treatment facilities and in other applications. During 2012, we began to sell our first generation patented ozone disinfection system, AsepticSure® and have been primarily focused in the field of hospital disinfection, rather than human therapies. With recent clearance from the US Environmental Protection Agency (“EPA”), we are prepared to introduce our third and latest technology commercially for use in disinfection and treatment of athletic facilities, sports equipment, preparation rooms in mortuary facilities, and remediation of buildings and hazardous cleanup sites. We are also working on obtaining appropriate clearance of our technology from the US Food and Drug Administration (“FDA”). We cannot predict when or if we will generate sufficient cash flows from operating activities to fund continuing or planned operations. If we fail to obtain additional funding, we will be forced to suspend or permanently cease operations, and may need to seek protection under U.S. bankruptcy laws.

Recent Developments

As previously reported, we submitted a 513(g) request to the FDA on May 17, 2017. We received a written response to the Company’s 513(g) from the FDA on August 22, 2017.  The FDA recommended that the Company proceed to market through the de novo classification pathway given its novel technology compared to other FDA-regulated disinfection systems. We have been in regular communication with the agency since that time and we plan to file a pre-submission packet in the fourth quarter of 2017 to continue the process of working towards securing a 510K clearance for AsepticSure. Our legal counsel, Hogan Lovells US LLP, is leading the communications with the FDA.

On August 28, 2017, Dwayne Montgomery informed the Board of his decision to resign from his position as a member of the Board and as the Chair of the Audit Committee. Mr. Montgomery’s resignation was due to personal health concerns and he also advised the Board that his decision was not based on any disagreement with the Company on any matter relating to the Company’s operations, policies or practice. Further details can be found in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“Commission”) on August 28, 2017.

On September 18, 2017, David A. Dodd was appointed as Chief Executive Officer and a member of our Board of Directors. Mr. Dodd’s business and other background and qualifications to serve as Chief Executive Officer and as a director are contained in a Current Report on Form 8-K filed by the Company with the Commission on September 19, 2017. David Esposito, the former Interim CEO, continues as Chairman of the Board.

During the nine months ended September 30, 2017, we sold 8,333,334 shares of common stock in a private offering to accredited investors (the “Spring 2017 Private Offering”) for gross proceeds of $500,000. Investors in the Spring 2017 Private Offering included our Chairman and Interim CEO and one of the Company’s independent directors, who invested a total of $410,000. The purchase price of the restricted shares was $0.06 per share. The terms of the Spring 2017 Private Offering for all investors, including the insiders, included a purchase price at a discount of up to 40% to the market price of the common stock on the date the offering terms were approved by the Board. The participation of insiders of the Company in the Spring 2017 Private Offering was approved by the disinterested members of the Board.

On October 16, 2017, we announced that we have received approval to use CE Marking on the AsepticSure® System for distribution in the European Union and its member states. CE Marking on a product is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation. Further details can be found in a Current Report on Form 8-K filed by the Company with the Commission on October 16, 2017.

Between October 1st and November 8th, 2017, we sold 2,000,000 shares of common stock in a private offering to our CEO, who is considered to be an accredited investor (the “Fall 2017 Private Offering”) for gross proceed of $100,000. The purchase price of the restricted shares was $0.05 per share which was the close price on the date of the investment. The participation of insiders of the Company in the Fall 2017 Private Offering was approved by the disinterested members of the Board.

In October 2017, we announced that we had entered into an exclusive Product Supply and License agreement with Innovasource, a leading manufacturer of cleaning, deodorizing and disinfecting products.

On November 1, 2017, Philip A. Theodore was appointed as Executive Vice President, Operations and Administration, General Counsel and Corporate Secretary. Mr. Theodore’s business and other background and qualifications to serve as the Executive Vice President Operations and Administration are contained in a Current Report on Form 8-K filed by the Company with the Commission on November 3, 2017.

Results of Operations

Three Months Ended September 30, 2017 and 2016

During the three months ended September 30, 2017, we continued our primary focus of identifying strategic and financial partners while we seek to expand our commercial operations in key markets around the world. Our distributors outside of the US continue to make progress in demonstrating the efficacy of AsepticSure in hospitals and in building remediation. In the US, we continue to make commercial progress with our sales channel partners in meeting with potential customers in various segments including healthcare, athletic facilities, building construction and funeral homes.

For the three months ended September 30, 2017, we had a net loss of $370,249, compared with a net loss of $424,521 for the three months ended September 30, 2016. Our primary expenses are payroll and consulting fees, research and development costs, stock-based compensation expense, office expenses, and interest expense. The decrease in net loss for the three months ended September 30, 2017, compared to the corresponding three months of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy of our AsepticSure product.

For the three months ended September 30, 2017 and 2016, we had revenue of $0 and $237,000, respectively. For the three months ended September 30, 2017 and 2016, cost of revenue was $0 and $200,326, respectively. The decrease in revenue and the associated cost of revenue decreased in 2017 was due to a lack of sales.

For the three months ended September 30, 2017 and 2016, we incurred $335,326 and $363,209, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The decrease for the three months ended September 30, 2017, compared to the corresponding period of 2016 was primarily due to professional and legal fees associated with preparation and notification of the annual shareholder’s meeting in 2016. The Company does not currently have a shareholder meeting planned for 2017.

For the three months ended September 30, 2017 and 2016, we incurred $48,226 and $75,332, respectively, in research and development expenses. Research and development expenses include consulting fees, interface development costs, prototypes, and research-stage ozone generator and instrument development cost. The decrease for the three months ended September 30, 2017, compared to the corresponding period of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy in 2017.

Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, we had a net loss of $1,622,122, compared with a net loss of $1,232,683 for the nine months ended September 30, 2016. The primary of these expenses were payroll and consulting fees, research and development costs, stock-based compensation expense, office expenses, and interest expense. The increase in net loss for the nine months ended September 30, 2017, compared to the corresponding nine months of 2016 was primarily due to stock-based compensation expense related to stock option grants and stock awards to our employees, directors and consultants, offset by a decrease in revenues and in research and development expenses as we advance towards commercialization of our AsepticSure product.

For the nine months ended September 30, 2017 and 2016, we had revenue of $0 and $237,000, respectively. For the nine months ended September 30, 2017 and 2016, cost of revenue was $0 and $200,326, respectively. The decrease in revenue and the associated cost of revenue decreased in 2017 was due to a lack of sales.

For the nine months ended September 30, 2017 and 2016, we incurred $1,603,869 and $858,455, respectively, in general and administrative expenses. The majority of these expenses were payroll, consulting fees and professional fees. The increase for the nine months ended September 30, 2017, compared to the corresponding period of 2016 was primarily due to stock-based compensation expense of $807,610, related to stock option grants and stock awards to our employees, directors and consultants.

For the nine months ended September 30, 2017 and 2016, we incurred $196,932 and $343,368, respectively, in research and development expenses. Research and development expenses include consulting fees, interface development costs, prototypes, and research-stage ozone generator and instrument development costs. The decrease for the nine months ended September 30, 2017, compared to the corresponding period of 2016 was primarily due to the completion of a significant portion of our research and development work in 2016 in preparation for supporting an expansion of our commercial strategy in 2017.

Principal amounts owed on notes payable totaled $368,419 and $297,332 as of September 30, 2017 and December 31, 2016, respectively. Principal amounts owed on notes payable, net of current portion totaled $75,000 as of December 31, 2016. Interest expense on these obligations for the nine months ended September 30, 2017 and 2016, was $24,350 and $25,634, respectively. The annual interest rates on notes payable ranged from 4.88% to 12.00%.

Principal amounts owed on notes payable – related parties totaled $1,624,881 and $1,617,881 as of September 30, 2017 and December 2016, respectively. We failed to make principal payments under two promissory notes owed to former executives of the Company beginning in April 2017. Under the terms of these notes, the obligations of the Company under the notes from the date of this default will bear interest until paid in full at the annual rate of 5%. As a result, we recorded interest expense of $18,697 and $37,191 during the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2017, our working capital deficiency was $4,493,869, compared to a working capital deficiency of $4,126,861 as of December 31, 2016. As of September 30, 2017, we had $60,521 of available cash. During the nine months ended September 30, 2017, we issued 8,333,334 common shares at $0.06 per share for proceeds of $500,000.

We have incurred significant losses from inception through September 30, 2017, which have resulted in an accumulated deficit of $39,694,304. The stockholders’ deficit as of September 30, 2017 was $4,365,011, compared to $4,046,145 as of December 31, 2016. This change is due to proceeds from the sale of restricted shares of common stock being less than the net loss for the nine months ended September 30, 2017. We will continue to require additional financing to fund operations and to continue to test and market our disinfection system. We believe we will require funding of approximately $1,500,000 over the next 12 months, based on current operations, for: (1) continued production manufacturing and related activities; (2) research, development, and marketing activities; and (3) limited general corporate purposes.

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

Our inventory consists of our AsepticSure® product and is valued on a specific identification basis. We purchase our inventory as a finished product from unrelated manufacturing companies. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. No inventory was considered obsolete or excessive as of September 30, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

During the period ended September 30, 2017, the Company identified an omission in the recording of a common stock award of 250,000 shares to a third party consultant. Management has evaluated that the material weakness set forth above and concluded that it did not have a material impact on the most recent previously filed 10-Q or on the nine months ended September 30, 2017. The Company is committed to improving the Company’s financial control capability. To the extent reasonably possible given our limited resources, we intend to address this weakness by increasing our controls surrounding all related equity issuances and financial reporting. We will continue to monitor and evaluate the effectiveness of our internal control, processes and procedures over financial reporting on an ongoing basis and are committed to taking further actions and implementing additional enhancements or improvements, as necessary and as resources allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments during the quarter ended September 30, 2017 relative to the legal matters we have previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2017, we awarded our Chairman and Interim CEO 1,000,000 restricted shares of common stock as part of an employment agreement. The shares had a fair market value of $150,000 on the date of issuance.

In May 2017, we awarded a third-party consultant 250,000 restricted common shares as part of a consulting agreement. The shares had a fair market value of $17,500 on the date of the issuance. Additionally, the consultant received a warrant to purchase up to 750,000 shares of common stock at an exercise price of $0.10 per share.

In September 2017, we awarded our newly appointed CEO 1,000,000 restricted shares of common stock as part of an employment agreement. The shares had a fair market value of $60,000 on the date of issuance.

During the nine months ended September 2017, the Company issued an aggregate of 8,333,334 common shares at $0.06, per share as part of a private offering for gross proceeds of $500,000. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from registration for securities offered and sold to accredited investors in transactions under Section 4(a)(2) of the Securities Act and regulations promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

In February 2017, we entered into Separation and Termination Agreements with Edwin Marshall and Dr. Jill Marshall, former executive officers of the Company. Under the terms of these agreements, we and the Marshalls agreed to the modification of the terms of certain promissory notes previously issued by the Company to Mr. Marshall and Dr. Marshall for payment of earned and unpaid compensation. As modified, these notes required monthly principal payments to Mr. Marshall of $14,000 and to Dr. Marshall of $6,900. The notes were not to bear interest, except in the event of default. We made the first payments under the notes, but have been in default under both notes since April 2017 and owe principal payments for six months to Mr. Marshall totaling $84,000 and to Dr. Marshall totaling $41,400 for the months beginning April 2017 through September 2017. As a result, interest is now accruing on the unpaid obligations of these notes at an annual rate of 5% until the notes are paid in full.

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

MEDIZONE INTERNATIONAL, INC.
(Registrant)

/s/ David A. Dodd
David A. Dodd, Chief Executive Officer (Principal Executive Officer)

/s/ Stephanie L. Sorensen
Stephanie L. Sorensen, Chief Financial Officer
(Principal Financial and Accounting Officer)

November 8, 2017