Form 10-K
period 2017-12-31
MEDIZONE INTERNATIONAL INC
filed 2018-03-20
CIK 753772

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 2-93277-D

MEDIZONE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0412648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 East Michigan Avenue, Suite 500, Kalamazoo, MI (Address of principal executive offices)	49007 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30,499,200 computed by reference to the last sales price of the common stock on such date of $0.08 per share.

There were 415,191,788 shares of the registrant’s common stock outstanding as of March 20, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
None

MEDIZONE INTERNATIONAL, INC.
FORM 10-K
For the year ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our management’s current beliefs, expectations and assumptions and on information currently available to our management. These forward-looking statements involve known and unknown substantial risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading‚ “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You can identify these statements by the fact that they do not relate strictly to historic or current facts. We use words like “anticipates,” “approximately,” “predicts,” “projects,” “continues,” “ongoing,” “believes,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would” and similar expressions and the negative of such expressions to mean that the statements are forward-looking. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations. Given these uncertainties, you should not place undue reliance on these forward-looking statements. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In addition, you should note that our past financial and operational performance is not necessarily indicative of future financial and operational performance. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue growth and earnings;

•	Current or future volatility in the credit markets and future market conditions;

•	Our belief regarding expectations of necessary levels of liquidity to fund our business operations during the next 12 months;

•	Strategy for commercialization, product development, regulatory compliance, market penetration, market position, financial results and reserves; and

•	Strategy for risk management.

We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Throughout this Annual Report on Form 10-K, unless expressly indicated or the context requires otherwise, we use the terms “Medizone,” the “Company,” “we,” “us,” and “our” to refer to Medizone International, Inc., a Nevada corporation, and, where appropriate, our affiliate, the Canadian Foundation of Global Health, which is a non-profit variable-interest entity, and our wholly-owned subsidiary, Medizone Canada, Inc., a corporation formed under the Canada Business Corporation Act. In addition, unless indicated otherwise, references to “dollars” and “$” are to United States dollars. Throughout this Annual Report on Form 10-K, we use the acronyms “FDA” and “EPA” to refer to the United States Food and Drug Administration and the United States Environmental Protection Agency, respectively.

Item 1. Business

Introduction

We are a global provider of disinfection solutions. We invented the AsepticSure® system to provide a superior means of disinfecting non-porous surfaces in numerous settings, including hospitals, other healthcare facilities and non-hospital/healthcare facilities. The AsepticSure® system utilizes hydrogen peroxide vapor and ozone in a patented process that achieves a six-log reduction across a broad array of bacterial and viral pathogens.

Recent Developments

Note and Warrant Financing

On January 31, 2018, we entered into identical securities purchase agreements (the “Securities Purchase Agreements”) with two specialized investment firms, L2 Capital, LLC (“L2”) and SBI Investments LLC, 2014-1 (“SBI” and, with L2, collectively, the “Investors”), pursuant to which we issued identical unsecured convertible promissory notes (collectively, the “Notes”) in the aggregate principal amount of $305,000. The Notes accrue interest at a rate of 8% per annum. Principal and accrued interest are payable at maturity six months from the date of issue. The Notes were issued with an original issue discount of $35,000. We also paid $20,000 from the proceeds of the Notes to the Investors to reimburse them for their legal fees in connection with the preparation of the Notes and the related loan and investment transaction documentation. Accordingly, the net proceeds we received from these Notes was $250,000. The Notes are convertible at any time at the option of the Investors into shares of common stock at a conversion price of $0.05 per share, subject to adjustment upon the occurrence of certain events of default with respect to the Notes; provided, however, that in no event shall an Investor be entitled to convert any portion of a Note in excess of that portion of the Note that, after giving effect to the conversion, such Investor (together with such Investor’s affiliates, and any persons acting as a group together with such Investor or any of such Investor’s affiliates) would beneficially own in excess of 4.99% (or 9.99% if elected by the Investor) of the number of shares of the common stock outstanding immediately after giving effect to the conversion. An Investor, upon 61 days prior notice to us, may increase the beneficial ownership limitation provisions applicable to its conversion of the Note from 4.99% to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the conversion. We may prepay the amount outstanding under either Note at any time by making a payment to the holder of an amount in cash equal to 130% multiplied by the total outstanding amount owed under the Note at such time of repayment. The Investor may convert the Note in whole or in part at any time within 10 days after it has been called for redemption.

In connection with the Securities Purchase Agreements, we also issued to each Investor a warrant (collectively, the “Warrants”) to purchase 2,833,168 shares of common stock. The Warrants are immediately exercisable for five years at an exercise price per share of $0.04169 (which is a price equal to 110% multiplied by the closing bid price of our common stock on the issuance date, which was $0.0379 per share). The Warrants include a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the Warrants minus the fair market value of shares being surrendered to pay for the exercise. The Warrants also contain customary anti-dilution provisions.

Equity Line Financing Arrangement

Also on January 31, 2018, we entered into that certain Equity Purchase Agreement with the Investors, which was subsequently amended on March 16, 2018 (as amended, the “Purchase Agreement”), pursuant to which the Investors committed to purchase in the aggregate, up to $10,000,000 of value of our common stock (the “Equity Line”). In consideration of their commitment under the Purchase Agreement, on January 31, 2018, we issued to each Investor 4,087,193 shares of common stock (the “Commitment Shares”) as a commitment fee. Pursuant to the Purchase Agreement, provided certain conditions are met, we have the right, but not the obligation, to direct the Investors to purchase shares of our common stock (the “Put Shares”) (i) in a minimum amount of not less than $20,000 and (ii) in a maximum amount of $1,000,000, provided that the number of Put Shares shall not exceed 300% of the average daily trading volume in the 10 trading days immediately preceding a Put Notice (as defined below). This arrangement is sometimes referred to as an “Equity Line.”

At any time, and from time to time during the term of the Purchase Agreement (the “Commitment Period”), we may deliver a notice to the Investors requiring them to purchase shares (each such notice, a “Put Notice”). We will also deliver the Put Shares to the Investors via Deposit and Withdrawal at Custodian or “DWAC” within one trading day of the Put Notice. The purchase price for the Put Shares is 85% of the lowest traded price (as reported by Bloomberg Finance L.P.) during the five trading days immediately following the date the Investors receive the Put Shares associated with the applicable Put Notice (the “Valuation Period”); provided, however, that if the market price of our common stock during the Valuation Period is less than $0.01 per share, then the purchase price for the Put Shares will be 80% of the market price of our common stock during the Valuation Period. The closing of a Put Notice shall occur within one trading day following the end of the respective Valuation Period, at which time (i) the Investors shall deliver the investment amount to us by wire transfer of immediately available funds and (ii) the Investors shall return surplus Put Shares if the value of the Put Shares delivered to the Investors causes us to exceed the maximum commitment amount under the Purchase Agreement. Under the terms of the Purchase Agreement, we may not deliver another Put Notice to the Investors within seven trading days of a prior Put Notice.

Our right to issue and sell Put Shares to the Investors is subject to the satisfaction of certain conditions, including, but not limited to, (i) an effective registration statement for resale of the Put Shares and the Commitment Shares, (ii) the accuracy of our representations and warranties, (iii) our performance of our obligations under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of our common stock, (v) limitation of each Investor’s beneficial ownership to no more than 9.99% of our outstanding common stock, (vi) our maintaining our DWAC-eligible status, and (vii) our maintaining a sufficient number of authorized shares of common stock in reserve.

The obligation of the Investors to purchase common stock from us will expire (the “Commitment Period”) on the earlier of (i) the date on which the Investors shall have purchased $10,000,000 value of shares of common stock from us pursuant to the Equity Line, (ii) January 31, 2021, or (iii) upon our provision of written notice to the Investors that we elect to terminate the Purchase Agreement. Neither of the Investors, nor any affiliate of either of the Investors acting on its behalf or pursuant to any understanding with it, will execute any short sales during the period from the date hereof to the end of the Commitment Period.

In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement requiring us to prepare and file a registration statement registering the resale of the Commitment Shares and the shares of common stock to be issued to the Investors under the Purchase Agreement (collectively the “Registrable Shares”), to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until the later of (i) the date as of which the Investors may sell all the Registrable Shares owned by them without restriction under Rule 144 promulgated under the Securities Act, or (ii) the date they have sold all the Registrable Shares and no “Available Amount” remains under the Purchase Agreement. In accordance with the Registration Rights Agreement, on February 12, 2018, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register the resale by the Investors of up to 14,059,041 shares that may be issued and sold to the Investors under the Equity Line and 8,174,386 Commitment Shares, or approximately 5.6% of our shares of common stock, assuming all such shares were issued and outstanding.

The foregoing description of the terms of the Securities Purchase Agreements, the Notes, the Warrants, the Purchase Agreement and the Registration Rights Agreement is not complete and is subject to and qualified in its entirety to the agreements and instruments themselves. We have previously filed Current Reports on Form 8-K and included copies of these agreements as exhibits to those reports, copies of which can be viewed on our corporate website.

The Disinfection Problem

Hospital-acquired infections (“HAIs”), also referred to as nosocomial infections, are a significant global problem. In the United States, such infections are a leading cause of death, accounting for approximately 100,000 deaths annually. According to the United States Centers for Disease Control and Prevention (the “CDC”), the nosocomial infection rate for U.S. hospital admissions is approximately five to ten percent. In the European Union (“EU”), HAIs cause 37,000 deaths annually but contribute to an additional 110,000 deaths and impose direct costs on the healthcare system of approximately $10.5 billion annually. There are an estimated 4.1 million cases of nosocomial infections in the EU each year. In the developed world, nosocomial infections are estimated to affect patients at a rate of 3.5% to 12% of hospital admissions. Approximately 20% to 30% of these infections are considered preventable through intensive hygiene and control programs, while the other 70% to 80% are preventable through more involved measures, including hospital architecture, hospital air sanitation and use of disposable equipment and supplies.

In the hospital setting, a few bacterial and viral pathogens account for almost all the nosocomial infections. The species include the following: Acinetobacter baumannii, Clostridium difficile (“C. difficile”), Staphylococcus aureus and methicillin-resistant Staphylococcus aureus (“MRSA”), Escherichia coli (“E. coli”), Salmonella, Shigella, Campylobacter, Pseudomonas aeruginosa, Stenatrophomonas maltophilia, Tuberculosis, vancomycin-resistant Enterococcus (“VRE”), Legionnaires’ Disease, Noroviruses, and Rotaviruses. A recent CDC report identified 18 superbugs as “urgent, serious, and concerning threats” to the population, including carbapenem-resistant Enterobacteriaceae, drug-resistant Neisseria gonorrhea and multi-drug resistant Acinetobacter. Infections caused by the same bacterial and viral pathogens that result in HAIs are also prevalent in settings outside hospitals.

The AsepticSure® Solution

The AsepticSure® system is a portable, affordable disinfection system that can be easily operated by trained maintenance staff. Each AsepticSure® system consists of a primary unit that generates hydrogen peroxide mist and ozone (the “disinfectant generator”), two ozone scrubbers and a dehumidifier. The disinfectant unit is placed in the center of the room to be cleaned. Vents and doors are then sealed with an easily and cleanly removable adhesive tape product. The disinfectant unit is activated from outside of the room through a remote wireless interface. The room is filled with a unique and patented ozone-based gas formula to specific humidity and charge strength. Following the charge period and subsequent treatment period, the disinfectant unit is remotely turned off and the ozone scrubbers restore the atmosphere inside the room to applicable safety standards. The turnaround time for re-use of rooms up to 4,000 cubic feet in size is 80 to 90 minutes. This includes the decontamination of all room contents.

The disinfection action of the AsepticSure® system is achieved through a patented process involving the interaction of low-dose hydrogen peroxide (H2O2) and ozone (O3) at a specific relative humidity for a fixed period of time. Ozone is a gas composed of three oxygen atoms (O3) in an unstable and highly reactive form. Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen (O2) fairly rapidly. There are many uses of ozone as a disinfecting agent. Although ozone does react with organic matter, it leaves no residue in water or on a treated product. Ozone also does not form any toxic byproducts. The interaction of hydrogen peroxide and ozone creates a compound known as Trioxidane (H2O3). Trioxidane is so efficient in killing bacteria at low concentrations that all equipment may remain in the room during the disinfection process as material compatibility testing across a broad range of metals, plastics, textiles and electronic circuit boards has shown no damage following 20 separate disinfection runs.

In October 2017, the AsepticSure® system was “CE” Mark certified in the EU and its member states. In June 2017, we received full electrical safety approval for all models of the AsepticSure® system. The approval means that the AsepticSure® system has achieved full compliance with the applicable international safety standards that provide a baseline requirement that must be met in order to pursue marketing in all jurisdictions, including Canada, the United States, South America, the EU, Asia, and the Middle East. Although we will be required to apply for a separate approval in each country, compliance with the international safety standards will greatly facilitate this process. In August 2016, Cogmedix Inc., our contract manufacturer (“Cogmedix”), obtained company and establishment numbers from the EPA to serve as a manufacturer for the AsepticSure® system. Cogmedix already held FDA medical device manufacturing status. EPA registration allows Cogmedix to ship AsepticSure® systems to hospitals and other users in the United States. The EPA has also granted a registration number for the specific hydrogen peroxide catalyst used in the AsepticSure® system. The AsepticSure Oxidative Catalyst is EPA approved for use in hospitals, clinics, food industry, sporting venues, and hotels to disinfect hard, non-porous surfaces at a 1.4% concentration.

We tested the AsepticSure® system against many of the bacterial and viral pathogens that most frequently cause HAIs. The table below sets forth the names of such species and, information about the results of our testing of the efficacy of the AsepticSure® system as a means of controlling them.

The efficacy data in the table below refer to “log reduction”. “Log” stands for logarithm, which is the exponent of 10. Log reduction stands for a 10-fold (one decimal) or 90% reduction in numbers of live bacteria. For example, a “5-log reduction” means lowering the number of microorganisms by 100,000-fold, that is, if a surface has 100,000 pathogenic microbes on it, a 5-log reduction would reduce the number of microorganisms to one. A 6-log reduction means the number of pathogenic microorganisms is 1,000,000 times smaller and a 7-log reduction means the number is 10,000,000 times smaller. Disinfection is considered to involve a bio-burden reduction of 99.99% (4-logs) and up to 99.999% (5-log reduction) or destruction of 999,990 out of 1,000,000 organisms, leaving behind very few, but still some, viable organisms. Sterilization is the statistical destruction of all microorganisms and their spores. It is defined as 6-log or a 99.9999% reduction. Statistically, this definition is accepted as zero viable organisms surviving.

Our research team has demonstrated that even a 3-log (99.9%) bactericidal kill is not enough to stop bactericidal regeneration. Yet a 3-log kill exceeds the results of most current cleaning practices and technologies. In our laboratories, we have demonstrated that the remaining 0.1% of bacteria following a 3-log kill begin to regenerate in a few hours and in five days will return to full strength. That is the reason most current cleaning methods and systems have failed to break the reinfection cycle in health care facilities.

Effect of the AsepticSure® System on Specified Bacteria
Organism	Log10 Reduction
MRSA	6.43
VRE	6.08
E. coli	6.02
C. difficile	5.75
B. Subtilis	6.37

Source: Zoutman, Shannon & Mandel, Effectiveness of a novel ozone-based system for the rapid high-level disinfection of health care spaces and surfaces, Am J Infect Control 2001 at 5 (table 3).

Note: All decontamination testing with the AsepticSure® system was conducted using bacteria or bacterial spores suspended in approved biofilms to simulate real world situations involving spills of human waste, which are often difficult for normal cleaning agents to penetrate.

The efficacy of the AsepticSure® system was first demonstrated outside the laboratory at Belleville General Hospital in Ontario, Canada during the summer of 2013 when a ward that had been contaminated with a MRSA outbreak was quarantined. Historically, the hospital reported that the ward had averaged one to two new MRSA cases per month. Following a single AsepticSure® cleaning, the hospital determined that the ward was free of MRSA and remained so for 11 months. In May 2014, at the Infection Prevention and Control Association of Canada (“IPAC”) Annual Scientific Meeting in Halifax, Nova Scotia, Canada, we reported that each of the rooms disinfected with the AsepticSure® system at Belleville in June 2013 described above had gone a full year without another case of MRSA.

In January 2015, a senior official at Quinte Health Care, a four hospital Canadian health care system (“QHC”), informed Medizone that following the use of the AsepticSure® system to treat the MRSA outbreak at Belleville and a C. difficile outbreak at QHC’s Trenton Memorial Hospital, the hospitals reported no further cases of illness related to MRSA or C. difficile, citing the use of the AsepticSure® system as a significant factor. We reported at the IPAC meeting in Victoria, B.C. in June 2015, that there had been no further cases of C. difficile at Trenton Memorial Hospital as of the meeting date. We believe that this extraordinary demonstration of disinfection efficacy by the AsepticSure® system underscores the importance of obtaining 100% kill of infective pathogens in health care settings if the re-infection cycle is to be broken.

The Market for Disinfection Products and Services

We believe that the AsepticSure® system has application in a wide variety of settings, including medical facilities (hospitals, clinics, physician’s offices, outpatient surgical centers, long-term care facilities), bio-safety labs, athletic facilities (gyms and locker rooms) and sports equipment, mortuaries, bio-defense and response to pandemics, building remediation, tissue labs, and clean rooms. Each of these potential markets is discussed in greater detail below.

Medical Facilities. We believe that medical facilities, including hospitals, clinics, physician’s offices, outpatient surgical centers, and long-term care facilities, represent the primary market for the AsepticSure® system. The need to replace equipment periodically – the rate of replacement for typical steam, heat or chemical sterilizers is between 8 and 11 years – makes this an attractive market in our view.

Bio-safety Labs, Tissue and Cleanrooms. Bio-safety labs, tissue and blood labs and cleanrooms seek to reduce the risk of the transmission of infectious agents or materials from culture to culture and from culture to personnel. We believe that the use of the AsepticSure® system as a routine disinfection process in all biosafety levels and microbiological practices may reduce the risk of such transmission, while also reducing potential negative effects that can result from other decontamination products, such as high-concentration vaporized hydrogen peroxide, formaldehyde, glutaraldehyde and titanium dioxide, including blistering of paints, corrosion of metals, lengthy exposure times and potential carcinogenic exposure. There are many requirements and restrictions on the type of decontamination agents such labs may use to prevent these risks and remediate adverse incidents. We also believe that the AsepticSure® system can aid in all biosafety levels and microbiological practices, on all safety equipment, transfer hoods, isolation chambers, animal cages and other equipment, as well as help prevent the risks associated with handling infectious microorganisms.

Athletic Facilities and Sports Equipment. Transmission of infectious diseases in athletic facilities and by sports equipment is an increasingly recognized serious problem that is underappreciated by operators of the facilities and athletes. An October 2015 article published on Forbes.com [Stone, MRSA: How You Can Avoid NFL Player Daniel Fells’ Plight At The Gym (October 13, 2015) https://www.forbes.com/sites/judystone/2015/10/13/how-you-can-avoid-daniel-fells-mrsa-plight/#304555361974] highlights the risk of contracting infectious diseases faced by athletes at all levels of sport. The article explored the plight of Daniel Fells, then a 32-year-old New York Giants tight end, who contracted a serious MRSA infection after receiving a cortisone shot for an ankle injury. Fells had five surgeries to address the infection, which was feared to be career-ending. The article also states that a number of prominent NFL players have had MRSA infections, including members of the Cleveland Browns, Washington Redskins and Los Angeles Rams. The Tampa Bay Buccaneers had an outbreak among three players and faced a lawsuit from former kicker Lawrence Tynes, who claimed that unsanitary conditions at the team’s facilities caused him to become infected with MRSA, which required multiple surgeries and six weeks of intravenous antibiotics to cure. Tynes contended that the infection ended his career, costing him over $20 million in anticipated future earnings. It also notes that a college player at Lycoming College died from an MRSA infection in 2003 and that several prominent NBA players have also had difficult infections.

To evaluate the risk of infectious disease transmission by athletic equipment, our research staff assessed the risk of microbiological contamination in routinely used sports equipment, in this case ice hockey equipment, by taking samples from the surface of the equipment. The samples, which were plated and incubated in our research laboratory, showed significant bacterial growth on all sports equipment items, with no one organism being predominant. The equipment was then placed in a treatment room with one AsepticSure® machine where it was treated for 60 minutes at a relative humidity of 90%, with an 80-ppm concentration of ozone and a concentration of hydrogen peroxide at 1.4%. Post-treatment assessment showed no bacterial growth on all locations sampled after 24 hours. Based on the success of this test, we intend to market routine cleaning of athletic facilities and sports equipment using the AsepticSure® system as a means of reducing the transmission of infectious disease among athletes.

Mortuaries. There are more than 20,000 mortuaries, employing over 100,000 people, in the United States. The mortuary industry in the United States generates approximately $16 billion of revenues annually. The preparation rooms operated by mortuaries present major opportunities for disease transmission and contamination. We believe that mortuaries represent a major disinfecting/decontamination need and, as a result, are an attractive market for application of the AsepticSure® technology. In 2017, we assessed the risk of disease transmission in a mortuary in Ontario, Canada. At the beginning of the assessment, samples were collected from various locations in the mortuary’s preparation room. We plated and incubated the samples in our research laboratory. The pre-treatment assessment showed significant bacterial growth in multiple locations, with no single organism being predominant. We treated the preparation room with two AsepticSure® machines for 60 minutes. The relative humidity in the preparation room was set at 90%, the ozone concentration was set at 80 ppm and the concentration of hydrogen peroxide was 1.4%. Following treatment, we collected samples from the same areas that we sampled before treatment. The post-treatment assessment showed no growth in all locations assessed after 24 hours, while one bacterial colony was present at one of the sample locations after 48 hours. Based on our assessment, we concluded that a high level of microbial load was present in the preparation room before it was treated with the AsepticSure® system and that the single treatment virtually eliminated this microbial load. As a result, we intend to market routine cleaning of preparation rooms using the AsepticSure® system to mortuary operators as a means of reducing the risk of transmission of infectious diseases to mortuary workers.

Bio-defense and Response to Pandemics. The AsepticSure® system has received patents in the United States and the EU for its effectiveness as a means of eliminating B. subtilis, a well-accepted surrogate for Anthrax. In 19 separate tests involving 38 samples, the system demonstrated 100% reduction in B. subtilis spores. Furthermore, the National Research Council – Canada (NRC Human Health Therapeutics Portfolio) demonstrated the efficacy of the AsepticSure® system against Adenovirus (PTG3602) and a Coronavirus known as transmissible gastroenteritis virus (“TGEV”) (ATCC # VR-763), which is a surrogate for other coronaviruses such as Middle East Respiratory Syndrome-Coronavirus (“MERS-CoV”) and Sudden Acute Respiratory Syndrome Coronavirus (“SARS-CoV”). In two tests with the Adenovirus, involving 24 samples, the AsepticSure® system demonstrated the ability to eliminate 100% of the organism. In five tests against TGEV, involving 45 samples, the AsepticSure® system eliminated 100% of the organism. We believe that these tests provide scientific evidence supporting our belief that the AsepticSure® system is an effective means of eliminating the Ebola virus because filoviridae such as the Ebola virus are more susceptible to disinfection compared to coronavirus and adenovirus. Therefore, we intend to market the AsepticSure® system as a means of combating pandemic infections and bioterrorism.

Building Remediation. We believe that the remediation of buildings that are contaminated with mold, smoke, the residual effects from water damage, including bacterial contamination, and methamphetamine is a potentially a large market for the AsepticSure® system. As there are over 20,000 certified professional building remediators in the United States, we intend to target this market. Validation that we conducted in New Zealand has demonstrated the effectiveness of the AsepticSure® system as a means of decontaminating buildings that have been used in the illegal production of methamphetamines. The New Zealand study involved the use of one AsepticSure® machine to treat two separate 200-milligram samples of homogenized methamphetamine hydrochloride and a blank sample in a sealed two-by-three meter room. After treatment, the samples and blanks were rinsed and dissolved in approximately two milliliters of ethanol and analyzed by gas chromatography mass spectrometry along with a positive control. No additional compounds were detected in the methamphetamine hydrochloride samples after treatment with the AsepticSure® system. An independent testing laboratory in New Zealand, the Institute of Environmental Science and Research Limited, determined that no residual chemicals remained following the treatment of methamphetamine hydrochloride with the AsepticSure® system. In addition, research conducted at our BSL2 facility in Canada has also demonstrated high levels of efficacy (100% kill at 5 and 6 logs) for a broad variety of molds, including the ubiquitous black mold (Aspergillus fumigates) found throughout the United States and of particular concern in Texas, Florida and Puerto Rico, following recent hurricanes.

Distributors

We are attempting to establish a network of distributors to market the AsepticSure® system outside the United States. To date, we have entered into distributorship agreements with respect to Canada (Contamination Control Company), South America (GYD S.A. dba “BioAsepsis”; territories: Argentina, Chile, Brazil, Colombia and Peru), New Zealand/Australia (Aseptic Systems Ltd.) and the Nordic Region (Aglon a/s; territories: Norway, Sweden, Finland, Denmark and Iceland). These distributors have not yet contributed meaningfully to our operating results. We are in discussions with other potential distributors for other jurisdictions.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain proprietary protection for our products and technologies. We protect our technology and products by, among other means, obtaining United States and foreign patents. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position.

We own the following patents:

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

Applications are also pending in the 38 member countries that are parties to the EU Patent Treaty, as well as South Korea, India, Singapore, Brazil and Mexico.

Regulation

Our business is subject to various degrees of governmental regulation in the countries in which we and our distributors operate. In the United States, the FDA, the EPA and other governmental authorities regulate the development, manufacture, sale, and distribution of the AsepticSure® system. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

Compliance with applicable regulations is a significant expense for us. Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations. For more information about the risks we face regarding regulatory requirements, see “Risk Factors”.

We were required to register the AsepticSure® system with the EPA because it is considered to be a pesticide applicator within the meaning of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). FIFRA defines as a pesticide any substance or mixture of substances intended for preventing, destroying, repelling or mitigating any pest. A pest is defined by FIFRA to include any virus, bacteria or other microorganisms (except those organisms on or in living man or animals). However, the term pesticide does not include liquid chemical sterilant products (including any sterilant or subordinate disinfectant claims on such products) for use on a critical or semi-critical medical device. In other words, the EPA would have jurisdiction over viruses, bacteria or other microorganisms on inanimate surfaces as long as the surfaces are not considered semi-critical or critical medical devices. The FDA asserts jurisdiction over products intended for use on critical or semi-critical medical devices.

In November 2016, we received EPA registration of the AsepticSure® system for use as a disinfectant for animal pathogenic bacteria on hard nonporous surfaces in food processing plant premises, food processing equipment, hospital premises, hotels, motels, and sports venues (stadiums). This registration permits us to market and sell the AsepticSure® system as a general-purpose disinfectant.

The FDA regulates medical devices in the United States. The scope of the FDA’s authority extends to the labeling of and the promotion materials used in connection with medical devices. The FDA has taken the position that the AsepticSure® system is a medical device that is subject to pre-market approval utilizing the de novo 510(k) process because there is no predicate device that is substantially equivalent to the AsepticSure® system considering its unique method of action. During discussions with the FDA in January 2018, we obtained a clear understanding of the additional testing that we will need to conduct and the additional data that we will need to submit to the FDA to support our de novo application. We are now in the process of conducting the testing and gathering the data with a view toward making a submission to the FDA prior to the end of the third quarter of fiscal 2018.

We have received approval by the regulating bodies of Canada, New Zealand, and Chile for the AsepticSure® system to commence commercialization of the system and are pursuing approval, with the assistance of our distributors, by the appropriate authorities in other countries. The manufacturing and marketing of the AsepticSure® system is subject to the standards of Good Manufacturing Practices. We have not had any difficulty or unreasonable expense in meeting these standards.

Competition

The infection-control industry is extremely competitive. Our competitors include companies that market hydrogen-peroxide-based products, such as TOMI Environmental Solutions, Inc., Steris Corporation, Bioquell, Inc., Sanosil Ltd and The Clorox Company, various companies that market ultra-violet light disinfection systems and companies that market chemical-based disinfection systems. Many of our competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than we have. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the disinfection system or service. Apart from government regulatory activities, there are no significant barriers of entry that could keep potential competitors from offering disinfection systems that compete with the AsepticSure® system. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2017, we had seven full-time employees and two part-time employees. Our employees are involved in research and development and administrative activities. Our relationship with our employees is good.

Additional Available Information

In March 2017, we relocated our executive offices and principal facilities to 350 E. Michigan Avenue, Suite 500, Kalamazoo, Michigan, 49007. Our telephone number is (269) 202-5020. We maintain a website at http://medizoneint.com. The information on our website should not be considered part of this report on Form 10-K.

We make available, free of charge at our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including the Company, at http://www.sec.gov. We do not intend to, and do not incorporate by reference the information on our website by this reference.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes for the period covered by this report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In such a case, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to Our Financial Condition

We have a history of losses and have a substantial accumulated deficit, which raise substantial doubt about our ability to continue as a going concern. The report of our auditors on our consolidated financial statements for the years ended December 31, 2017 and 2016, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our significant losses since inception and accumulated deficit of $40,085,981 as of December 31, 2017, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect losses to continue for the foreseeable future. No assurance can be given that our business activities will ever generate substantial revenues. Even with funding to continue our research and development activities, we expect to continue to incur substantial losses for the foreseeable future.

We currently have limited financing to meet our operating expenses. We will require additional financing in the future to cover our operating costs. If we are unable to obtain additional financing or to generate significant revenues from sales of the AsepticSure® system, we may be required to file for bankruptcy or liquidate. We have financed our operations since inception primarily by the sale of our common stock in small private placements to accredited investors and drawdowns under a prior equity line of credit. There is no assurance we will successfully accomplish our objectives or that necessary additional financing will be obtained in a timely manner or on terms that are acceptable to us. On January 31, 2018, we entered into certain financing arrangements that we believe will provide financing sufficient to fund our operations for the immediate future. However, there is no assurance we will be successful in accessing all of the capital contractually allocated under that arrangement due to limitations on our authorized capital, the market price of our common stock, volume limitations and other conditions imposed upon us and conditions and circumstances, many of which are outside our control. See “Risk Factors – Risks Related to our Financing Arrangements” below for a discussion of the risks associated with such financing arrangements.

Our net operating losses and our lack of revenues will require that we finance our operations through the sale of our securities for the foreseeable future. We will require substantial additional capital to meet our obligations and to commercialize our technology. The lack of assets and borrowing capacity makes it most likely that funding, if obtained, will be through sales of our common stock or other securities. The sale of equity securities or of securities that are convertible into our common stock will result in possible significant dilution to our stockholders and may adversely affect the trading price of our common stock. No assurances can be given that we will be able to obtain sufficient additional capital to continue our research and development programs and our efforts to commercialize the AsepticSure® system, or that any additional financing will be sufficient to satisfy our ongoing administrative and operating expenses for any significant period of time.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations. We have substantial debt and, as a result, significant debt service obligations in addition to the new financing transactions recently entered into that are described elsewhere in this Annual Report. We have failed to make payments on several of our existing debt obligations to former officers and other creditors. Our substantial debt could:

•	make it more difficult for us to satisfy our obligations with respect to our obligations under the Notes with the Investors;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements, and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Some of these debt instruments have high interest rates. In addition, in the event of default, the interest rates may increase under these obligations. If we are unable to make debt payments or comply with the other provisions of our debt instruments, our creditors may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

Risks Related to our Business

We currently have a limited sales, marketing and distribution organization. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our products. We intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products and product candidates, which will be expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. We may also distribute our products through independent contractor and distribution agreements with companies possessing established sales and marketing operations in the medical device industry, but there can be no assurance that we will be able to build a successful sales and marketing infrastructure or enter into independent contractor and distribution agreements on terms acceptable to us or at all. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive would depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the AsepticSure® system. If we are not successful in commercializing our existing and future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our reliance on patented technology may limit the scope of our protection and may increase the cost of doing business if we are required to enforce our rights under existing and future patents. Our success will depend, in large part, on our ability to obtain and enforce patents, maintain our trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of companies can be uncertain to some extent and involve complex legal and factual questions, and, therefore, the scope and enforceability of claims allowed in patents are not predictable with absolute accuracy. Our rights depend in part upon the breadth and scope of protection provided by our patents and the validity of those patents. Any failure to maintain the issued patents also could adversely affect our business. We intend to file additional patent applications (both U.S. and foreign), when appropriate, relating to our technologies, improvements to the technologies and for specific products. There can be no assurance that any issued patents or pending patent applications will not be challenged, invalidated or circumvented. There can also be no assurance that the rights granted under patents will provide us with adequate proprietary protection or competitive advantages.

Our commercial success will also depend in part, on our ability to avoid infringing patents issued to others or breaching any technology licenses upon which our products and services are based. It is uncertain whether any third-party patents will require us to alter our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others, which contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance we will be able to obtain necessary licenses on commercially favorable terms, if at all. The breach of an existing license or the failure to obtain a license to any technology that we may require in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation in those events or to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights would be costly and time consuming. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we stop using such technology. We also rely on secrecy to protect portions of our technology for which patent protection has not yet been pursued or which is not believed to be appropriate or obtainable in addition to any information of a confidential and proprietary nature relating to us, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to existing or potential vendors or suppliers and customer names and addresses.

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

We face significant competition, including competition from larger and better funded enterprises. We face competition from well-funded and significantly larger companies, some of which enjoy significant name recognition or market share in the sterilization and decontamination industries. We may not be successful in our efforts to compete with these companies. There can be no assurance that our technology will have advantages over those of competitors which will be sufficient to cause customers to use it. The products in which our technology may be incorporated will compete with products currently marketed, and competition from such products is expected to increase. Many of the companies currently producing products or using disinfectant or sterilization techniques have significantly greater financial resources and expertise in research and development, marketing, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large third parties. Academic institutions, governmental agencies and public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. Many of these competitors have products or techniques approved or in development and operate large, well-funded research and development programs. Moreover, these companies and institutions may be in the process of developing technology that could be developed more quickly or ultimately proven safer or more effective than our technology.

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

If we are to succeed in implementing our business plan, we will need to engage and retain trained and qualified staff. While thus far we have been able to engage and maintain qualified staff, particularly for research and the development of our system, there is no assurance that we will succeed in retaining the personnel needed to meet our needs as operations expand. Even if additional financing is obtained, there can be no assurance that we will be able to attract and retain such individuals on acceptable terms, when needed, and to the degree required. We anticipate that any clinical development or other approval tests in which we participate will be augmented by agreements with universities and/or medical institutions or other personnel. It is likely that our academic collaborators will not become our employees. As a result, we will have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our business activities. Our academic collaborators also may have relationships with other commercial entities, some of which could compete with us.

Certain senior management employees have entered into potentially costly severance arrangements with us if terminated after a change in control. We have entered into agreements with executive officers that provide for significant severance payments in the event such employee’s employment with us is terminated within 12 months of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), death or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of our voting stock immediately prior to such transaction; any person has become the beneficial owner of securities representing 30% or more of our voting stock; or within any 12-month period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

We do not own manufacturing capability. We currently must rely on third parties to manufacture the AsepticSure® system. This arrangement decreases our control over the manufacturing process and may result in problems relating to costs, quality control and warranty issues. Although we might build or acquire our own manufacturing facility in the future, at this time we have no manufacturing capability or capacity to produce any products utilizing our disinfection technology, including any products to be used in any required clinical or other tests. We initially intend to develop relationships with other companies to manufacture those components and/or products, as we have already done, and we will act as specification developer and final assembly manufacturer for selected products only. The products currently being developed and sold by us have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any delay in availability of products may result in a delay in the submission of products for any required regulatory approval or market introduction, subsequent sales of such products, which could have a material adverse effect on our business, financial condition, or results of operations. Our manufacturing processes may be labor intensive and, if so, significant increases in production volume would likely require changes in both product and process design in order to facilitate increased automation of our then-current production processes. There can be no assurance that any such changes in products or processes or efforts to automate all or any portion of our manufacturing processes would be successful, or that manufacturing or quality problems will not arise as we initiate production of any products we might develop.

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for the AsepticSure® system. Failure to receive or to maintain, or delays in receiving, clearance or approvals may adversely affect our results of operations and financial condition. Our operations are subject to extensive regulation in the United States and in other countries where we do business. In the United States, the FDA, the EPA and other governmental authorities regulate the development, manufacture, sale, and distribution of the AsepticSure® system. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices. In Europe, the AsepticSure® system is regulated primarily by country and community regulations of those countries within the European Economic Area where we do business and the system must conform to the requirements of those authorities. Failure to receive or to maintain, or delays in receiving, clearance or approvals may adversely affect our results of operations and financial condition.

Compliance with applicable regulations is a significant expense for us. Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved or unregulated device. Our failure to comply with the regulatory requirements of the FDA, the EPA or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions could include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. The failure to receive or to maintain, or delays in the receipt of, relevant United States or international qualifications could have a material adverse effect on our business, results of operation or financial condition.

Our business and operations would suffer in the event of cybersecurity or other system failures. Despite the implementation of security measures, our internal computer systems and those of any third parties with which we partner are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any cybersecurity or system failure, accident or breach to date, if an event were to occur, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, and potentially violation of privacy laws applicable to our operations. If any disruption or security breach resulted in a loss of or damage to our data or applications or inappropriate disclosure of confidential or protected information, we could incur liability, further development of our proprietary systems and technology could be delayed, and our business operations could be disrupted, subject to restriction or forced to terminate, any of which could severely harm our business and prospects.

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

Market Risks

There is only a volatile, limited market for our common stock. Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and this is especially true for stock quoted on The OTC Marketplace or “OTCQB.” During the year ended December 31, 2017, our common stock traded on the OTCQB at prices ranging from a high closing price of $0.15 to a low of $0.03 per share. General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to our business in the future could adversely affect the price of the common stock. With the low price of our common stock, any issuance of shares of common stock by us would be dilutive to existing stockholders, thereby limiting the nature of future equity placements.

If we are unable to maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected. We are subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and to incur expenses for SOX compliance on an ongoing basis. If we identify material weaknesses in our internal controls over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management’s attention. We also are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and likely will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our Board of Directors may authorize the issuance of preferred stock and designate rights and preferences that will dilute the ownership and voting interests of existing stockholders without their approval. Our articles of incorporation authorize us to issue preferred stock. Our Board of Directors is authorized to designate, and to determine the rights and preferences of any series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to the common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

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

Certain provisions of our articles of incorporation could discourage potential acquisition proposals or change in control. Our Board of Directors, without further stockholder approval, may issue preferred stock that would contain provisions that could have the effect of delaying or preventing a change in control or which may prevent or frustrate any attempt by stockholders to replace or remove current management. The issuance of shares of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

The trading market for our common stock is limited and investors may have difficulty selling their shares. Our common stock is quoted on the OTCQB. The OTCQB is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

Our common stock is subject to the “Penny Stock” rules of the SEC. The trading market for our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which defines “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell shares of our common stock. In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and may have an adverse effect on the market for our shares.

Risks Related to our Financing Arrangements

We may be unable to repay our convertible promissory Notes when they mature. On January 31, 2018, we issued the Notes in the aggregate principal amount of $305,000. The Notes accrue interest (payable at maturity with the principal) at a rate of 8% per annum, six months from the issue date. There is no assurance that we will be able to repay the Notes when they mature. If we fail to pay the principal of and interest on the Notes when due, the interest rate increases to a default rate of 24% per annum until paid, plus a 40% penalty is added to the outstanding balance of the Note and other penalties as set forth in the Note. In such event, or in other event of default as defined in the Notes, we will likely be required to seek protection under applicable bankruptcy laws.

Resales of shares purchased by the Investors under the Purchase Agreement may cause the market price of our common stock to decline. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to direct the Investors to purchase shares of common stock having a value in the aggregate of up to $10,000,000 at a price that is steeply discounted to the lowest traded price of our common stock during the five trading days immediately following the date we deliver the Put Shares to the Investors under a Put Notice. The Investors will have the financial incentive to sell the shares of common stock issuable under the Purchase Agreement in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares. This may cause the market price of our common stock to decline. Following their purchase of the Put Shares, the Investors may offer and resell the shares of common stock received in connection with puts under the Equity Line at a price and time determined by them. The timing of sales and the price at which the shares are sold by the Investors could have an adverse effect upon the public market for our common stock. Although the Investors are statutory underwriters, there is no independent or third-party underwriter involved in the offering of the shares held by or to be received by the Investors under the Equity Line, and there can be no guarantee that the disposition of those shares will be completed in a manner that is not disruptive to the market for our common stock. We may be unable to continue to make draws or put shares to the Investors under the Equity Line if the trading volume in our stock is not sufficient to allow the Investors to sell the shares put to them.

Puts under the Purchase Agreement may cause dilution to existing stockholders. Existing stockholders likely will experience increased dilution with decreases in market value of common stock in relation to our issuances of shares under the Equity Line, which could have a material adverse impact on the value of their shares. The formula for determining the number of shares of common stock to be issued under the Equity Line is based, in part, on the market price of the common stock and is equal to the lowest closing bid price of our common stock over the five trading days after the Put Notice is tendered by us to the Investors. As a result, the lower the market price of our common stock at and around the time we put shares under the Equity Line, the more shares of our common stock the Investors receive. Any increase in the number of shares of our common stock issued upon puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution. The Investors may resell some, if not all, of the shares that we issue to them under the Purchase Agreement and such sales could cause the market price of our common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of Put Shares to raise the maximum amount contractually committed under the Equity Line. Under these circumstances, our existing stockholders will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by the Investors, and because our existing stockholders may disagree with a decision to sell shares under the Equity Line at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price

There is an increased potential for short sales of our common stock due to the sale of shares pursuant to the Purchase Agreement, which could materially affect the market price of our common stock. Downward pressure on the market price of our common stock that likely will result from resales of the common stock issued pursuant to the Purchase Agreement could encourage short sales of common stock by market participants other than the Investors. Generally, short selling means selling a security not owned by the seller. The seller is committed to eventually purchase the security previously sold. Short sales are used to capitalize on an expected decline in the security’s price – typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock. Significant amounts of such short selling could place further downward pressure on the market price of our common stock.

There can be no guarantee that the proceeds available to us under the Purchase Agreement will be sufficient for us to achieve profitable operations or to pay our current liabilities, which could have a material adverse impact on our ability to continue operations. There is no assurance that the funds available to us under the Purchase Agreement will be sufficient to allow us to continue our marketing and sales efforts to the point we achieve profitable operations.

Although we are restricted from selling shares under the Purchase Agreement to the Investors if the purchase of such shares would result in the purchaser owning more than 9.99% of our issued and outstanding shares of common stock following such issuance, such restriction does not prevent the Investors from selling a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders. We are prohibited from selling shares to the Investors pursuant to the Purchase Agreement if the sale of shares would result in that Investor holding more than 9.99% of the then-outstanding shares of common stock. This restriction, however, does not prevent the Investor from selling shares of common stock previously received pursuant to the Purchase Agreement, and then receiving additional shares of common stock in connection with a subsequent Put Notice. In this way, an Investor could acquire and sell more than 9.99% of the outstanding common stock in a relatively short time frame while never holding more than 9.99% at one time.

Because the purchase price paid by the Investors for the shares issued under the Purchase Agreement is based on a discount to the market price of our common stock, if the market price declines, we may be unable to continue to sell shares of our common stock pursuant to the Purchase Agreement without registering additional shares, which would impose additional costs in connection with the Purchase Agreement. If the market price of our common stock declines, the number of shares of common stock issuable in connection with the Purchase Agreement will increase. Accordingly, the shares registered for resale under the registration statement filed by us may be insufficient to permit us to issue additional shares in connection with the Purchase Agreement. In such an event, we would be required to, and would, file additional registration statements to cover the resale of additional shares issuable pursuant to the Purchase Agreement. The filing of the additional registration statement would impose additional costs on us in connection with the Purchase Agreement.

There is no guarantee that we will satisfy the conditions to the Purchase Agreement. Although the Purchase Agreement provides that we can require the Investors to purchase, at our discretion, up to $10,000,000 worth of shares of common stock in the aggregate, our ability to put shares to them and to obtain funds when requested is limited by the terms and conditions of the Purchase Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to the extent that it would cause the purchaser of the shares to beneficially own more than 9.99% of the outstanding shares of our common stock.

We may not have access to the full amount available under the Purchase Agreement if we are unable to register the shares under the Securities Act. Our ability to sell shares under the Purchase Agreement requires that a registration statement be declared effective and continue to be effective registering the resale of shares issuable under the Purchase Agreement. The registration statement filed by us under the Registration Rights Agreement registers the resale of 22,233,427 shares of our common stock issuable under the Equity Line. Our ability to sell any additional shares under the Purchase Agreement will be contingent on our ability to prepare and to file one or more additional registration statements registering the resale of such additional shares. These registration statements (and any post-effective amendments thereto) may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements (and any post-effective amendments thereto) cannot be assured. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Purchase Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares under the Equity Line. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to access any amounts under the Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to access all $10,000,000 of the proceeds available contractually under that agreement.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased premises at 350 E. Michigan Ave, Suite 500, Kalamazoo, Michigan 49007. Effective July 1, 2009, we entered into a lease agreement and established our own certified laboratory located at Innovation Park, Queen’s University, Kingston, Ontario, Canada. Our laboratory space was doubled in size during January 2010 in order to conduct full-size room testing (mock-trials). We estimate that our current facilities are sufficient to meet our needs until we begin to have revenues from operations. The lease term is June 2016 through June 2018 with a lease payment of $3,550 Canadian Dollars plus the applicable goods and services tax.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions, or operating results. We are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol MZEI.

The following table sets forth the range of the high and low bid quotations of our common stock for the quarterly periods of the past two years, as reported by the OTCQB (see www.otcmarkets.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2016	High	Low
First Quarter Ended March 31	$0.10	$0.04
Second Quarter Ended June 30	$0.07	$0.04
Third Quarter Ended September 30	$0.10	$0.05
Fourth Quarter Ended December 31	$0.15	$0.07

Fiscal Year 2017	High	Low
First Quarter Ended March 31	$0.15	$0.08
Second Quarter Ended June 30	$0.11	$0.06
Third Quarter Ended September 30	$0.10	$0.06
Fourth Quarter Ended December 31	$0.06	$0.03

Holders

As of December 31, 2017, there were approximately 2,247 holders of record of our common stock and 408,317,402 shares of our common stock outstanding.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Issuer Purchases of Equity Securities

We did not purchase any of our own securities during the year ended December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides certain information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The table includes shares subject to awards granted or available for grant under consulting agreements as well as the following plans: 2008 Equity Compensation Plan, 2009 Incentive Stock Plan, 2012 Equity Incentive Award Plan and the 2014 Equity Incentive Plan (collectively, the “Prior Plans”). On December 15, 2016, our stockholders approved the 2016 Equity Incentive Award Plan (the “2016 Plan”), pursuant to which 10,000,000 shares of common stock were reserved for awards issuable to management, employees, directors and consultants. Upon the approval of the 2016 Plan, the Prior Plans were terminated; no additional equity awards or grants will be made under any of the Prior Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,400,000	$0.097	-
Equity compensation plans not approved by security holders	11,687,500	$0.105	-
Total	18,087,500	$0.102	-

Recent Sales of Unregistered Securities

The following information is furnished regarding our sale of securities without registration under the Securities Act during the period covered by this Annual Report on Form 10-K that has not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us. See Item 1. – Business – Recent Developments for a description of unregistered sales of our common stock that occurred after December 31, 2017.

During the year ended December 31, 2017, we issued 11,833,334 shares of common stock at prices ranging between $0.05 and $0.06 per share as part of two separate private offerings. The private offerings raised gross proceeds of $675,000. There were no underwriters involved. The proceeds were used for general operating expenses and to pay for the development of the AsepticSure® system. The sales were made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(a)(2) of the Securities Act for private and limited offers and sales of securities made to accredited investors, and the exemptions provided under Regulation D and Rule 506 under the Securities Act for private and limited offers and sales of securities.

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

Introduction

We are a global provider of disinfection solutions. We invented the AsepticSure® system to provide a superior means of disinfection of non-porous surfaces in numerous settings, including hospitals, other healthcare facilities and non-hospital healthcare facilities. The AsepticSure® system utilizes hydrogen peroxide vapor and ozone in a patented process that achieves a six-log reduction across a broad array of bacterial and viral pathogens. With recent clearance from the EPA, we began to introduce the AsepticSure® system for use in disinfection and treatment of athletic facilities, sports equipment, preparation rooms in mortuary facilities, and remediation of buildings and hazardous cleanup sites. We are in discussions with the FDA to obtain appropriate clearance of the AsepticSure® system for broader commercialization.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017, we had a net loss of $2,013,799, compared to a net loss for 2016 of $2,673,836. For the year ended December 31, 2017, we had a total comprehensive loss of $2,020,620, compared to a total comprehensive loss for 2016 of $2,684,911. The primary reasons for the decrease in net loss are: (1) one-time non-cash expenses incurred in 2016 relating to the grant of options, common stock and warrants to collaborator partners; and (2) a reduction in legal costs. The decrease in net loss was offset, in part, by an increase in stock-based compensation expense related to option grants and stock awards to directors, officers, employees, and consultants in 2017. Our primary expenses are payroll, stock-based compensation, interest expense on outstanding notes payable, research and development expenses, and professional and legal fees. Net loss per common share was ($0.01) in 2017 and 2016.

For the year ended December 31, 2017, we had sales of $0 compared to sales of $237,000 for the year ended December 31, 2016. Related cost of goods sold totaled $0 and $203,460 for the years ended December 31, 2017 and 2016, respectively. We anticipate only minor increases in our sales, if any, until such time as we receive regulatory clearance from the FDA to market and commercialize the AsepticSure® system in the United States as a means of decreasing infection risk or hospital acquired infections.

General and administrative expenses for 2017 were $1,909,046, compared to $2,068,391 for 2016. The key expenses include payroll and consulting fees, professional and legal fees, and stock-based compensation expense recorded as a result of option grants and stock awards to directors, officers, employees and consultants in 2017. We anticipate our general and administrative expenses will increase in 2018 due to an increase in professional and legal services as we secure additional financing and as we prepare for and hold an annual meeting of stockholders.

Research and development expenses for 2017 were $257,312, compared to $501,734 in 2016. The decrease from the prior year was primarily due to one-time consulting and engineering costs related to the upgrading of AsepticSure® units during 2016. Research and development costs include payroll, consultant fees, development costs, and supplies. We anticipate our research and development costs will increase marginally as we conduct additional testing related to our submission to the FDA for 510(k) clearance.

Warrants to purchase our common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet, measured at their fair value. We record changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations. In October 2016, we recorded a warrant liability of $938,051 related to the issuance of warrants for up to $1,000,000, for which the number of shares was to be determined based on a 20-day average stock price prior to the date of exercise; the exercise price was to be discounted to market by 40%. As of December 31, 2017, we recorded a gain of $294,655 from the change in the fair value of the warrant liability. The warrants expired on January 30, 2018.

Notes payable totaled $362,223 as of December 31, 2017, and $372,332 as of December 31, 2016. Interest expense on these obligations totaled $33,797 for 2017 and $33,850 for 2016. The interest rates on this debt ranged from 5.1% to 12.00% per annum.

Notes payable – related parties totaled $1,634,578 as of December 31, 2017, and $1,617,881 as of December 31, 2016. We made the first payments due under these notes in the first quarter of 2017, but have been in default under both notes since April 2017. As a result, interest is now accruing on the unpaid obligations of these notes at an annual rate of 5%. Interest on these obligations totaled $55,888 for 2017 and $0 for 2016.

Liquidity and Capital Resources

As of December 31, 2017, our working capital deficit was $4,667,093 compared to $4,126,861 as of December 31, 2016. The total stockholders’ deficit as of December 31, 2017, was $4,546,654 compared to $4,046,145 as of December 31, 2016.

During 2017, we generated no revenue from the sale of the AsepticSure® system. Accordingly, we will continue to require additional financing to fund operations and to undertake our new business plans, to further additional testing required for FDA approval, and to market the AsepticSure® system. We believe we will need approximately $1,500,000 during the next 12 months for continued production manufacturing, research, development, and marketing activities, as well as for general corporate purposes.

During 2017, we raised a total of $675,000 through the sale of 11,833,334 shares of common stock at a weighted average price of $0.06 per share.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and to the understanding of our results of operations.

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

We account for some warrants to acquire shares of our common stock as liabilities. The fair value of the common stock warrant liability is determined at each reporting period-end, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability.  The fair value of the common stock warrants is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of our common stock warrant liabilities include the exercise price, volatility of the stock underlying the common stock warrants, risk-free interest rate, estimated fair value of the stock underlying the common stock warrants and the estimated life of the common stock warrants.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Organization and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the notes to consolidated financial statements. Based on our continuing review of the recent accounting pronouncements, nothing has been identified to cause us to believe that our future trends, financial condition, or results of operations will be impacted.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares, except as reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging activities.

Going Concern

Our consolidated financial statements are prepared in accordance with US GAAP, which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred significant recurring losses from our inception through December 31, 2017, which have resulted in an accumulated deficit of $40,085,981 as of December 31, 2017.  We have minimal cash, have a working capital deficit of $4,667,093, and a total stockholders’ deficit of $4,546,654 as of December 31, 2017.  We have relied almost exclusively on debt and equity financing to sustain our operations. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon obtaining additional capital and ultimately, upon our attaining profitable operations.  We will require substantial additional funds to create a commercial organization to continue to develop our products, product manufacturing, and to fund additional losses, until revenues are sufficient to cover our operating expenses. If we are unsuccessful in obtaining the necessary additional funding, we will most likely be forced to substantially reduce or cease operations.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.          Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes are set forth beginning on page F-1 of this report.

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

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2017, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

During the period ended September 30, 2017, we identified and disclosed a material weakness resulting from an omission in the recording of a common stock award of 250,000 shares to a third-party consultant, which did not have a material impact on our consolidated financial statements. However; to remediate the cause of the material weakness, we enhanced our internal control procedures to add additional structure surrounding the granting and recording of equity issuances. As of December 31, 2017, we considered the material weakness to be remediated.

Our management, including our Principal Executive Officer and our Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment, using those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth biographical information regarding our executive officers and directors as of March 13, 2018:

Name	Age	Position
David A. Esposito	49	Chairman of the Board
David A. Dodd	68	Director, Chief Executive Officer
Michael E. Shannon	70	Director, President
Vincent C. Caponi	67	Director
Stephen F. Meyer	59	Director
Stephanie L. Sorensen	48	Chief Financial Officer
Philip A. Theodore	64	Executive Vice President, Operations and Administration, General Counsel and Corporate Secretary
Jude P. Dinges	59	Executive Vice President, Chief Commercial Officer

Following is a brief summary of the background and experience of each of our directors and executive officers:

David A. Esposito became a director in February 2014 and currently serves as the Chairman of our Board. From March 1, 2017 through September 18, 2017, he served as our Interim Chief Executive Officer. Mr. Esposito is the President and CEO of Armune BioScience, Inc., an early stage medical diagnostics company focused on developing and commercializing unique technology for diagnostic and prognostic tests for prostate, lung, and breast cancers. Mr. Esposito also is a director of Allergenis, Inc., an early stage allergy diagnostics company. From 2011 to 2013, Mr. Esposito was Vice President, Commercial Operations, at Thermo Fisher Scientific. Before joining Thermo Fisher Scientific, he was President and General Manager of Phadia US Inc., a specialty diagnostics company, from 2009 until its acquisition by Thermo Fisher Scientific in 2011. He was employed in various positions by Merck & Co., Inc. from 1996 to 2009, including stints as Executive Director of the Respiratory Marketing Team (2006-2007), New Commercial Model (2007-2008), and US Commercial Strategy (2008-2009). He was a combat infantry officer (Lt., US Army Infantry, 101st Airborne Division) from 1990-1993 and served in Operation Desert Storm in 1991, where he was awarded the Bronze Star Medal for combat action in Iraq. He received a BS degree in civil engineering at the United States Military Academy (West Point), and an MBA from Syracuse University. He also completed an executive education program, Competitive Marketing Strategy Program, at The Wharton School (University of Pennsylvania). Mr. Esposito chairs our Audit Committee and is a member of the Compensation Committee. Mr. Esposito’s qualifications to serve on the Board of Directors include his extensive industry experience.

David A. Dodd became a director and our Chief Executive Officer in September 2017. Since March 2010, Mr. Dodd has been a member and ultimately chairman (from January 2011) of the Board of Directors of GeoVax Labs, Inc., a publicly-traded (OTC: GOVX) vaccine development company. He remains in the role of Chairman of GeoVax. From April 2013 to July 2017, he also served as President and Chief Executive Officer, and as a member of the Board of Directors, of Aeterna Zentaris Inc., a publicly-traded (Nasdaq: AEZS) drug development company. He was Chairman of the Board of Directors of Aeterna Zentaris Inc. from May 2014 to May 2016. Mr. Dodd continues to serve as a member of the Board of Directors of Aeterna Zentaris Inc. He is also the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive Officer and Chairman of BioReliance Corporation, a privately-owned organization that provided biological safety testing, viral clearance testing, genetic and mammalian technology testing and laboratory animal diagnostic services testing. From October 2006 to April 2009, he served as non-executive chairman of Stem Cell Sciences Plc., a publicly-traded research products company. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation (Nasdaq: SERO) before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For five years prior to his employment by Serologicals Corporation, Mr.  Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. He has more than 35 years of executive experience in the healthcare industry. Our Board believes that Mr. Dodd’s extensive industry experience qualifies him to serve as a director as well as an executive officer of the Company.

Dr. Michael E. Shannon M.A., M.Sc., M.D., became a director on August 18, 2008 and President of the Company in 2011. He also serves as Director of Medical Affairs since 2002 and in October 2008 was appointed President of the Canadian Foundation for Global Health, a not-for-profit association founded by the Company. Dr. Shannon received his medical degree from Queen’s University in Canada, which included advanced training in surgery and sports medicine. He also holds post-graduate degrees in neurochemistry and physiology. He has been actively engaged in applied medical research within these areas for over 28 years. He served in the Canadian Forces for 31 years, retiring at the rank of Commodore (Brigadier General equivalent) as Deputy Surgeon General for Canada. During the first Gulf War, Dr. Shannon served as the senior medical liaison officer for all of the Canadian forces. In 1996, he assumed responsibilities within Health Canada for re-organizing the Canadian blood system. Working with both the provincial and federal governments, he oversaw the development of a new corporate entity dedicated exclusively to the management of blood services in Canada. He was then appointed Director General for the Laboratory Centre for Disease Control, a position he held for three years. In December 2000, Dr. Shannon left the Canadian federal government to pursue a new career in industry. In that capacity, he simultaneously directed a phase III clinical trial in Canada, the United States and Great Britain for an artificial blood substitute product. Following completion of that work, he was asked to accept a special assignment with the Canadian Federal Government Auditor General’s office to conduct a cost benefit analysis of all government sponsored pharmacare programs and make recommendations directly to the Parliament of Canada. His assignment and presentation to Parliament was completed in November 2004. Dr. Shannon then served on a special assignment to the Canadian Public Health Agency (Centers for Disease Control equivalent in the United States) as Senior Medical Advisor. His responsibility was to direct the rebuilding of the Emergency Medical Response Capacity for Canada. In this regard and under his direction, the largest emergency medical response exercise in the history of the country, involving the overnight construction of a mobile hospital, hundreds of doctors and thousands of patients, was successfully held in Toronto in December 2007. Dr. Shannon has been actively engaged in medical bio-oxidative (O3) based research since 1987 and was directly responsible for the first human clinical trial to have ever been approved in North America which examined the efficacy of O3 delivered via minor autohemotherapy in the treatment of AIDS. He was also responsible for several primate studies utilizing O3 involving scientists from various departments within the Canadian Federal Government, as well as senior investigators from the Company and Cornell University. Dr. Shannon’s qualifications to serve as a member of the Board of Directors include his extensive medical research and related experience and other accomplishments noted above.

Vincent C. Caponi became a director in October 2014. Mr. Caponi currently is retired from Ascension Health and serves as an independent consultant for the system. He served as President and CEO of St. Vincent Medical Center in Bridgeport, CT from July 2016 to July 2017. Until July 2013, Mr. Caponi served as the Chief Executive Officer of St. Vincent Health. He grew the St. Vincent Health ministry to a 22-hospital system serving central and southern Indiana. St. Vincent Health is one of Indiana’s largest employers.  Ascension Health of St. Louis, Missouri – the sponsor of St. Vincent Health – is the nation’s largest Catholic non-profit health system with 130 hospitals located in 28 states. Mr. Caponi is the former Executive Board Chair for St. Vincent Health (2013-2015) and Executive Board Chair for Ascension Texas (2014-2016). Mr. Caponi also served as the special representative for Ascension Health in the Cayman Islands at Health City Cayman Island hospital, a joint venture between Ascension Health and Narayana Health, India. In the first quarter of 2016, Mr. Caponi served as the Interim CEO for Ascension Wisconsin and now is a special advisor for that ministry. Mr. Caponi is the Chairman of our Compensation Committee and serves on our Audit Committee. Our Board believes that Mr. Caponi’s extensive executive experience in the healthcare industry qualifies him to serve on our Board.

Stephen F. Meyer became a director in May 2017. From December 2010 until the company’s merger with Hill-Rom, Inc. in October 2015, Mr. Meyer was the President and Chief Executive Officer of Welch Allyn, Inc., a privately-held developer, manufacturer and marketer of frontline care devices and diagnostic solutions, headquartered in Skaneateles Falls, New York. He joined Welch Allyn in 1981 as a sales representative in Detroit, Michigan. Mr. Meyer held a series of executive and senior leadership roles in a variety of areas from international sales and marketing to product development, operations, and general management. As President and CEO, Mr. Meyer navigated Welch Allyn during a time of substantial industry change, developing and executing a new strategy, restructuring the business, engaging more deeply with customers, and becoming more acquisitive. Mr. Meyer is an executive advisor to Beecken Petty O’Keefe & Company, a private equity management firm that focuses on the healthcare industry, is a member of the board of directors of Paragon Medical, Inc. and SRC Ventures, Inc., and is an advisor to Medical Distribution Solutions, Inc., a leading publicity and content company in the health care business and is an advisor to the founder of Vitls, an early-stage company focused on remote patient monitoring.  He also is a founder and the managing director of River Marsh Capital, LLC, a firm investing primarily in healthcare developments which enhance and improve health, and providing corporate advisory services to companies, private equity, and venture firms. He is a past board member of TIDI Medical Products LLC, a past board member and chair of MedTech (Central New York’s Medical Technology Association), a past board member and president of the Health Industry Manufacturers Marketing Council, a past board member of AdvaMed and Medical Device Manufacturers Association, and past board member of AAFP’s Foundation. Mr. Meyer received a Bachelor of Science in Biology from Alma College and earned a Master’s of Business Administration from the William E. Simon Graduate School of Business at the University of Rochester, New York. In addition to the achievements noted above, our Board believes that Mr. Meyer’s experience in marketing and product development in the healthcare industry qualify him to serve as a member of our Board of Directors.

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

Philip A. Theodore joined us as our Executive Vice President, Chief Administrative Officer, Chief Operations Operation Officer, General Counsel and Corporate Secretary effective as of November 1, 2017. Mr. Theodore is a graduate of the University of Cincinnati College of Law, and holds a B.A. (Political Science) from the University of Tennessee at Chattanooga. Before joining Medizone, he served as Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary with Aeterna Zentaris, Inc. from October 2014 through July 2017. Prior to joining Aeterna Zentaris, he served as Vice President, General Counsel and Corporate Secretary of Zep Inc. from July 2010 through September 2014; as Senior Vice President and General Counsel of John H. Harland Company, from September 2006 to September 2007; and as Vice President, General Counsel and Corporate Secretary of Serologicals Corporation from 2004 through August 2006. Mr. Theodore was a partner in the corporate practice of King & Spalding, LLP, an Atlanta-based law firm, from 1986 through 2003.

Jude P. Dinges joined us as our Executive Vice President, Chief Commercial Officer effective as of January 30, 2018. Mr. Dinges began his career nearly 30 years ago as a professional sales representative at Bristol Laboratories and later at Merck & Co., where he was promoted to positions with increased responsibilities in training, sales, management, marketing and market development. While at Merck, Mr. Dinges won multiple awards, including the President’s Achievement Award in 2001, awarded to one of 32 Business Directors each year. He received the Change Agent Award for his market development prelaunch business planning and contributions to sales force execution, while launching the blockbuster brands Cozaar®, Fosamax®, Singulair®, Maxalt®, Vioxx®, and Vytorin®. He was recognized with a Career Achievement Award for his consistent top performance as a Senior/Executive Business Director. Mr. Dinges joined Novartis Pharmaceuticals in 2006 and led his region to top performance in the launch of Tekturna® while balancing a broad antihypertensive portfolio across several Novartis divisions. His region also led the nation in market share for Exelon® and Exelon Patch®. In 2008, Mr. Dinges became the Respiratory & Infectious Disease Specialty Medicines Director. In 2009, Mr. Dinges joined Amgen Inc. as Executive Director of Region Sales, Bone Health Business Unit. Mr. Dinges led his region team to a highly successful launch of monoclonal antibody, Prolia®, across the southeastern United States and Puerto Rico. Most recently Mr. Dinges served as Senior Vice President, Chief Commercial Officer of Aeterna Zentaris, Inc.

Meetings of the Board of Directors

The Board of Directors is elected by and is accountable to the stockholders. The Board establishes policy and provides strategic direction, oversight, and control of the Company. The Board met 12 times during the year ended December 31, 2017. All directors participated in at least 80 percent of the meetings held by the Board, with the exception of Mr. Caponi, who participated in 58 percent of the meetings.

Code of Ethics

We have adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC. This document can be found on our website at http://www.medizoneint.com. The Code of Ethics applies to our executive officers, as well as all employees and consultants. We have communicated the high level of ethical conduct expected from all of our employees, including our officers and consultants. We will disclose any changes or amendments to or waivers from the Code of Ethics applicable to the named executive officers by posting such changes or waivers to our website.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Director Independence

Our common stock is currently quoted on the OTCQB, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. In accordance with the rules of the SEC, we determine the independence of our directors by reference to the rules of the Nasdaq Stock Market (“Nasdaq”). In accordance with such rules, we have three independent directors, Mr. Esposito, Mr. Caponi and Mr. Meyer. There were no transactions, relationships or arrangements not disclosed under the caption “Transactions with Related Persons” in Part III, Item 13 of this report that were considered by the Board of Directors under the applicable independence definitions in determining that Messrs. Esposito, Caponi, and Meyer, are independent.

Board Committees

Audit Committee. The Audit Committee of the Board of Directors (the “Audit Committee”) is a standing committee of the Board, which has been established as required by Section 3(a) of the Exchange Act. As of the date of this report, the members of the Audit Committee are Mr. Esposito (Chairman), Mr. Meyer and Mr. Caponi. The Board has determined that Mr. Meyer and Mr. Caponi are each considered to be an “audit committee financial expert,” as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Board also believes that each member of the Audit Committee meets stock exchange requirements regarding financial literacy.

The authority and responsibilities of the Audit Committee are set forth in a charter adopted by the Board of Directors and include: (i) appointing our independent registered public accounting firm, (ii) reviewing, approving and monitoring the scope and cost of any proposed audit and non-audit services that are provided by, as well as the qualifications and independence of, the independent registered public accounting firm, (iii) reviewing and monitoring with the independent registered public accounting firm, and any internal audit staff, the results of audits, any recommendations from the independent registered public accounting firm and the status of management’s actions for implementing such recommendations, as well as the quality and adequacy of our internal financial controls and any internal audit staff, (iv) reviewing and monitoring our annual and quarterly financial statements and the status of material pending litigation and regulatory proceedings; and (v) periodically discussing with the independent registered public accounting firm auditor all significant relationships that may affect the auditor’s independence, reviewing the Company’s financial results with management and the independent auditors prior to the release of quarterly and annual financial information, and preparing and issuing to the Board of Directors annually a summary report suitable for submission to the stockholders. The Audit Committee met once as a committee in 2017.

Audit Committee Report

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The Audit Committee is responsible for reviewing, approving and managing the engagement of the Company’s independent registered public accounting firm, including the scope, extent and procedures of the annual audit and compensation to be paid therefor, and all other matters the Audit Committee deems appropriate, including the Company’s independent registered public accounting firm’s accountability to the Board of Directors and the Audit Committee. The Audit Committee Chairman reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of audited financial statements with US GAAP, its judgment as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee by the standards of the Public Company Accounting Oversight Board (“PCAOB”), including PCAOB Auditing Standard No. 16, Communications With Audit Committees, the rules of the Securities and Exchange Commission (SEC) and other applicable regulations, and discussed and reviewed the results of the Company’s independent registered public accounting firm’s examination of the financial statements. In addition, the Audit Committee Chairman discussed with the Company’s independent registered public accounting firm the independent registered public accounting firm’s independence from management and the Company, including the matters in the written disclosures and the letter regarding its independence by Rule 3526 of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. The Audit Committee also considered whether the provision of non-audit services was compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee Chairman discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audits, and received from them written disclosures and a letter regarding their independence required. The Audit Committee Chairman meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC. The Audit Committee has also retained Tanner LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

Audit Committee:
David A. Esposito
Vincent C. Caponi
Stephen F. Meyer

Compensation Committee. The Compensation Committee of the Board of Directors (the “Compensation Committee”) includes Mr. Caponi as the Chairman, with Mr. Meyer and Mr. Esposito as additional members. Mr. Caponi and Mr. Meyer are considered “outside directors” as defined by Section 162(m) of the Internal Revenue Code; all members are non-employee directors as defined by the applicable regulations promulgated by the SEC under the Exchange Act. The Compensation Committee’s responsibilities include: (i) reviewing and recommending to the full Board of Directors the salaries, bonuses, and other forms of compensation and benefit plans for management and (ii) administering our equity compensation plans. The duties of the Compensation Committee as the administrator of those plans include, but are not limited to, determining those persons who are eligible to receive awards, establishing terms of awards, authorizing grants of awards, and interpreting the provisions of the equity compensation plans and grants that are made under those plans. The Compensation Committee met once in 2017.

Nominating and Governance Committee. As of the date of this report, we do not have a standing Nominating and Corporate Governance Committee. We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors in the future to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at an annual meeting of stockholders, fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Risk Oversight and Management

Our Board of Directors is actively involved in the oversight and management of the material risks that could affect us. Historically, our Board of Directors has carried out its risk oversight and management responsibilities by monitoring risk directly as a full board. The Board’s direct role in our risk management process includes receiving regular reports from our executive officers and other members of senior management on areas of our material risk, including operational, strategic, financial, legal and regulatory risks.

With the formation of an Audit Committee and a Compensation Committee in January 2015, the Board delegated the oversight and management of certain risks to the Audit Committee and Compensation Committee. The Audit Committee is responsible for the oversight of risks relating to accounting matters, financial reporting and related party transactions. To satisfy these oversight responsibilities, the Audit Committee meets regularly with and receives reports from our Chief Financial Officer and the our independent registered public accounting firm.

The Compensation Committee is responsible for the oversight of risk relating to our compensation and benefits programs. To satisfy these oversight responsibilities, the Compensation Committee meets regularly with and receives reports from our Chief Executive Officer and Chief Financial Officer to understand the financial, human resources and stockholder implications of compensation and benefits decisions.

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

Item 11. Executive Compensation

The following Summary Compensation Table shows the total compensation paid in the last two completed fiscal years to each person who served as our Chief Executive Officer (our principal executive officer) during 2017 and to our two other most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 2017 (“Named Executive Officers”).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Other ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Edwin G. Marshall (1) Former Chairman and Chief Executive Officer	2017	32,500	-	74,147	-	106,647
	2016	195,000	-	-	-	195,000

David A. Esposito(2) Chairman and Former Interim Chief Executive Officer	2017	123,750	150,000	74,147	6,800	354,697
	2016	-	-	-	-	-

David A. Dodd(3) Chief Executive Officer	2017	72,197	60,000	-	-	132,197
	2016	-	-	-		-

Michael E. Shannon (4) President	2017	184,704	-	74,147	-	258,851
	2016	175,922	-	-	-	175,922

Stephanie L. Sorensen(5) Chief Financial Officer	2017	60,000	-	18,537	-	78,537
	2016	15,000	-	-	-	15,000
_____________
(1)          On February 28, 2017, Mr. Marshall retired from his position as Chairman of the Board and Chief Executive Officer. Upon termination, Mr. Marshall entered into a Separation and Release Agreement (the “Ed Marshall Severance Agreement”), which sets forth a payment schedule related to certain promissory notes previously issued to Mr. Marshall with respect to unpaid cash compensation owing to him for prior periods and certain modifications to equity awards granted to him previously under our 2014 Equity Incentive Plan. Among other things, the changes modify the exercise period of the grants from three weeks to three years following the termination of his employment. We are currently in arrears in our obligations under the Ed Marshall Severance Agreement, as well as under a similar agreement entered into with his wife, Dr. Jill Marshall, whose employment also terminated in February 2017.

(2)          Mr. Esposito is Chairman of our Board of Directors. He became interim Chief Executive Officer on March 1, 2017, upon the retirement of Mr. Marshall. In connection with Mr. Esposito’s appointment as Interim Chief Executive Officer, we entered into an employment agreement that provided for the payment of an annual base salary of $225,000 and eligibility for a target bonus equal to 50% of his base salary based on performance goals established by our Board. The amount of salary shown in the table is the amount of salary that was accrued but not paid to Mr. Esposito during the portion of 2017 that he served as Interim Chief Executive Officer. Mr. Esposito agreed to serve without payment until our cash position improves. Mr. Esposito also received a stock award of 1,000,000 shares of our common stock upon his appointment and was eligible to receive an additional 1,000,000 shares of common stock upon the commercialization of the AsepticSure® system in the United States. Mr. Esposito stepped down as CEO when Mr. Dodd was appointed in September 2017, at which time this award expired. In February 2017, while he was serving as a director of our Board and prior to his appointment as the Interim CEO, he received a fully vested stock option grant to purchase 1,000,000 shares of common stock pursuant to our 2016 Equity Incentive Plan. Mr. Esposito voluntarily surrendered this option on February 14, 2018. Between March 1, and August 31, 2017, Mr. Esposito purchased 6,333,334 shares at $0.06 per share for cash in our private placement to accredited investors on terms of the offering provided to unaffiliated investors. The market price of our common stock during the offering fluctuated between $0.06 and $0.10. The total discount to market of $6,800 is shown as other compensation in the table in column (f). Mr. Esposito’s participation in the offering was approved by disinterested members of the Board of Directors.

(3)          Mr. Dodd became Chief Executive Officer on September 18, 2017. At the time of his employment, we entered into a written employment agreement with Mr. Dodd that provides an initial base salary of $250,000 per year and an annual performance bonus with an initial target of 65% of annual base salary, payable upon achievement of targets established by the Board of Directors, including targets related to operating capital levels; commercialization of the AsepticSure® system in the United States; and building and scaling commercial operations, including recruiting of experienced personnel to lead commercialization in the U.S. market. We also entered into a change of control agreement with Mr. Dodd, pursuant to which he will receive severance compensation in the event his employment is terminated without cause or for good reason (as defined in the agreement) following a change of control. The amount of salary shown in the table is the amount of salary that was accrued but not paid to Mr. Dodd during the portion of 2017 that he served as our Chief Executive Officer. Mr. Dodd has agreed to serve without receiving cash compensation until our financial condition will permit us to make cash salary payments to him. Pursuant to his employment agreement with us, Mr. Dodd was granted 1,000,000 restricted shares of common stock that vest on March 18, 2018, and 1,000,000 restricted shares of common stock to will vest immediately upon the commercialization of the AsepticSure® system in the United States; provided, however, that all such shares of restricted stock will vest immediately in the event of a change of control. On January 3, 2018, Mr. Dodd voluntarily surrendered all rights to the 1,000,000 shares scheduled to vest on March 18, 2018.

(4)          Dr. Shannon receives a base salary paid in Canadian Dollars of $240,000 per year. The above amounts have been converted to U.S. dollars using the average exchange rate between the Canadian and the U.S. dollar for each year indicated. The average exchange rates were .769601 and .7330075 for 2017 and 2016, respectively. Column (e) represents compensation paid to Dr. Shannon in the form of stock options granted as compensation for Dr. Shannon’s service as a member of our Board of Directors (see “Director Compensation”), valued using the Black-Scholes option pricing model.

(5)          Ms. Sorensen became Chief Financial Officer on October 1, 2016. We entered into an employment agreement with Ms. Sorensen that provides for an initial base salary of $60,000 per year. We also entered into a change of control agreement with Ms. Sorensen, pursuant to which she will receive severance compensation in the event her employment is terminated without cause or for good reason (as defined in the agreement) following a change of control. On February 2, 2017, Ms. Sorensen was granted an option to purchase 250,000 shares of common stock. Ms. Sorensen voluntarily surrendered this option on January 3, 2018.

Change of Control Agreements

We have entered into agreements (the “Change of Control Agreements”) with Messrs. Dodd, Dinges, Shannon, Theodore and Ms. Sorensen. The Change of Control Agreements provide that if the employment of any of these executives is terminated by the executive for “Good Reason” (as defined in the agreement) or by us without “Cause” (as defined in the executive’s employment agreement), other than on the account of the executive’s death or disability, in each case within 12 months following a “Change of Control” (as defined in the agreement), the executive will be entitled to receive severance payments (the “Severance Pay”).

For purposes of the agreements, the following definitions apply:

•	“Change of Control” means the occurrence of any of the following:

(i)
one person (or more than one person acting as a group) acquires ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of our stock; provided that, a Change of Control shall not occur if any person (or more than one person acting as a group) owns more than 50% of the total fair market value or total voting power of our stock and acquires additional stock;

(ii)
one person (or more than one person acting as a group) acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition) ownership of our stock possessing 30% or more of the total voting power of our stock;

(iii)
a majority of the members of our Board of Directors are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of our Board of Directors before the date of such appointment or election; or

(iv)	the complete liquidation of us or the sale or other disposition by us of all or substantially all of our assets.

•          “Good Reason” means any of the following events if effected by us without the executive’s consent within 12 months of the Change of Control:

(i)	a change in the executive’s position that materially diminishes his or her duties, responsibilities, or authority;

(ii)	a material diminution of the executive’s base salary;

(iii)
any requirement that the executive relocate or any assignment of duties that would be materially adverse to the maintenance of the principal residence the executive had immediately prior to the Change of Control;

(iv)	our material breach of the executive’s employment or Change of Control Agreement; or

(v)	our failure to secure the written assumption of our material obligations under executive’s employment or Change of Control Agreement from any successor to us.

If the Change of Control is one of the events specified in paragraphs (i), (ii) or (iii) of the definition of Change of Control above that values us at more than $100 million, the Severance Pay payable to the executive will equal three times the executive’s annual base salary and target bonus in effect on the date of the Change of Control.

If the Change of Control is one of the events specified in paragraphs (i), (ii) or (iii) of the definition of Change of Control that values us at less than $100 million, but more than $75 million, the Severance Pay will equal two times the executive’s annual base salary and target bonus in effect on the date of the Change of Control.

If the Change of Control is one of the events specified in paragraphs (i), (ii) or (iii) of the definition of Change of Control that values us at less than $75 million, but more than $50 million, the Severance Pay will equal one times the executive’s annual base salary and target bonus in effect on the date of the Change of Control.

If the Change of Control is the event specified in paragraph (iv) of the definition of Change of Control, the Severance Pay will equal one times the executive’s annual base salary and target bonus in effect on the date of the Change of Control.

In addition to the Severance Pay, we are obligated to provide group medical continuation coverage under our group medical plan for the executive, his or her spouse and his or her eligible dependents for 18 months following the date of his or her termination of employment following the Change of Control; provided that the executive is eligible for COBRA and has elected continuation coverage under the applicable rules. In lieu of providing such coverage, we may pay to the executive an amount equal to the cost of such group medical continuation coverage, which amount shall be calculated using the applicable COBRA premium rates in effect for the month in which the termination of employment following a Change of Control occurs.

The Severance Pay and the cost of group medical continuation coverage (if we elect to pay the cost of such coverage to the executive) will be paid to the executive in a lump sum within 90 days. The vesting and exercisability of each option and any other equity award granted to the executive by us (or of any property received by the executive in exchange for such options in a Change of Control) will be automatically accelerated in full upon the termination of his or her employment following a Change of Control.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2017, and that such filings were timely except as follows:

•
Mr. Philip A. Theodore, an executive officer, was late filing his initial report of beneficial ownership of shares on Form 3 and he was late filing a Form 4 to report his acquisition of 1,000,000 shares of stock on November 30, 2017, which was filed on December 5, 2017.

•
Mr. Stephen Meyer, a director, was late filing his initial report of beneficial ownership of shares on Form 3, which was filed on May 29, 2017; was late filing a Form 4 to report the grant of 500,000 options to purchase common stock on May 19, 2017, which was filed on May 30, 2017; and was late filing a Form 4 to report the acquisition of 500,000 shares of common stock on June 6, 2017, which was ultimately filed on June 13, 2017.

•
Mr. Daniel Hoyt, a former director, filed a Form 4 on June 20, 2017. This report was late and/or reported transactions involving dispositions of our common stock that occurred while Mr. Hoyt was a director for which no Form 4 had previously been filed, including gifts and sales, as follows:

Date of Transaction	Nature of Transaction	Number of Shares
04/23/2014	Sale	74,432
11/17/2016	Gift	500,000
02/23/2017	Gift	500,000
05/16/2017	Sale	46,500
05/18/2017	Sale	53,500
05/26/2017	Sale	48,800
06/01/2017	Sale	24,000
06/02/2017	Sale	30,860
06/05/2017	Sale	96,340
06/14/2017	Sale	78,100
06/15/2017	Sale	121,900
06/15/2017	Sale	400,000
06/16/2017	Sale	236,500

Outstanding Equity Awards

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Edwin G. Marshall Former Chairman and Chief Executive Officer	250,000 1,500,000 1,000,000	-- -- --	-- -- --	0.163 0.0877 0.10	4/30/2019 2/28/2020 2/28/2020	-- -- --	-- -- --	-- -- --	-- -- --
David A. Esposito Chairman and Interim Chief Executive Officer(1)	1,000,000 750,000 1,000,000	-- -- --	-- -- --	0.1095 0.0877 0.10	2/26/2019 8/18/2020 2/2/2027	-- -- --	-- -- --	-- -- --	-- -- --
David A. Dodd Chief Executive Officer(2)	--	--	--	--	--	--	--	1,000,000	40,000
Michael E. Shannon President (3)	650,000 1,500,000 1,000,000	-- -- --	-- -- --	0.13 0.0877 0.10	8/15/2019 8/18/2020 2/2/2027	-- -- --	-- -- --	-- -- --	-- -- --
Stephanie Sorensen Chief Financial Officer	--	--	--	--	--	--	--	--	--

(1)          Mr. Esposito voluntarily surrendered all of his outstanding options on February 14, 2018.
(2)          Does not include the restricted stock award for 1,000,000 shares that will vest upon certain performance conditions
(3)          Mr. Shannon voluntarily surrendered his option for 650,000 shares on March 1, 2018.

Director Compensation

The following table summarizes compensation paid to the non-employee members of our Board of Directors during the year ended December 31, 2017.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vincent C. Caponi (1)	--	--	74,147	--	--	--	74,147
Stephen F. Meyer (2)	--	--	11,205	--	--	--	11,250
Dwayne Montgomery (3)	--	--	18,644	--	--	--	18,644
Daniel Hoyt (4)	--	--	74,147	--	--	--	74,147
___________
(1)          As of December 31, 2017, Mr. Caponi had options to purchase 2,750,000 shares of common stock. Mr. Caponi voluntarily surrendered all of his outstanding options on February 16, 2018.

(2)          As of December 31, 2017, Mr. Meyer had options to purchase 500,000 shares of common stock.

(3)          Mr. Montgomery resigned from our Board of Directors effective August 31, 2017. His vested options were forfeited on November 29, 2017.

(4)          Mr. Hoyt retired from our Board of Directors on June 21, 2017. As a result, his vested options will expire upon the earlier of three years from his retirement date or the termination date stated in the grant documents. As of December 31, 2017, Mr. Hoyt had options to purchase 2,500,000 shares of common stock. On February 19, 2018, Mr. Hoyt voluntarily surrendered options to purchase 500,000 shares of common stock.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 20, 2018 (the “Table Date”) regarding the number of shares of common stock beneficially owned by (i) each of our named executive officers and directors; and (ii) all officers and directors as a group. We are not aware of any person who beneficially owns five percent or more of our common stock as of the Table Date.

Unless otherwise indicated, each owner in the table has sole voting and investment power over the shares of common stock indicated. Beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to shares beneficially owned.

Title of class	Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership	Percentage of class (2)
Common Stock	Vincent C. Caponi, Director	-	-
Common Stock	David A. Dodd, Director and Chief Executive Officer(3)	2,000,000	*
Common Stock	David A. Esposito, Chairman of the Board(4)	9,773,334	2.39
Common Stock	Stephen F. Meyer, Director(5)	750,000	*
Common Stock	Michael E. Shannon, Director and President(6)	3,388,048	*
Common Stock	Stephanie L. Sorensen, Chief Financial Officer	-	-
Common Stock	All Officers and Directors as a Group (8 persons)	16,911,382	4.05%
______________
*   Less than one percent of the issued and outstanding common stock, based on 415,191,788 shares of common stock outstanding as of March 20, 2018.

(1)          Except as otherwise indicated, the address of the stockholder is: c/o Medizone International, Inc., 350 East Michigan Avenue, Suite 500, Kalamazoo, MI 49007.
(2)          Based on a total of 415,191,788 shares outstanding and 2,750,000 vested options as of March 20, 2018.
(3)          Includes 2,000,000 shares owned by Mr. Dodd.
(4)          Includes 9,773,334 shares owned by Mr. Esposito.
(5)          Includes 500,000 shares owned by River Marsh Capital, LLC, of which Mr. Meyer is a managing partner, and 250,000 shares that are subject to vested options.
(6)          Includes 888,048 shares owned by Mr. Shannon and 2,500,000 shares subject to vested options.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On July 6, 2016, we issued promissory notes to Mr. Edwin Marshall, our former Chairman and Chief Executive Officer, Dr. Jill Marshall, Mr. Marshall’s wife and our former Director of Operations, and Dr. Michael Shannon, our President and a member of our Board of Directors. The principal amounts of the promissory notes issued to Mr. Marshall, Dr. Marshall and Dr. Shannon were $1,065,189; $444,583 and $111,109, respectively. The promissory notes were issued in settlement of our liability to these three individuals for accrued and unpaid compensation owed for periods prior to December 31, 2009. Payment of the amounts owning under the terms of the notes is due upon the earlier to occur of (a) a change in control of the Company (as defined in the notes), (b) the executive’s death or (c) the executive’s disability as (defined in the notes or in the respective executive’s written employment agreement). In addition, in the case of the notes payable to Mr. Marshall and Dr. Marshall, payment of the notes would be triggered by the Company’s failure to pay the executive’s base salary in accordance with the terms and conditions of the executive’s employment agreement because of disability.

In February 2017, Mr. Marshall and Dr. Marshall resigned from their positions with us and their employment was terminated. At that time, we entered into the Ed Marshall Severance Agreement and a similar severance agreement with Dr. Marshall (collectively, the “Marshall Severance Agreements”). Under the terms of the Marshall Severance Agreements, we agreed to the modification of the promissory notes we previously issued to the Marshalls (collectively, the “Marshall Notes”) to require monthly principal payments to Mr. Marshall of $14,000 and to Dr. Marshall of $6,900 and to waive interest except in the event of a default. We made the first payments under the Marshall Notes, but have been in default under the Marshall Notes since April 2017, and as of December 31, 2017, we owed principal payments for approximately nine months totaling $122,500 to Mr. Marshall and to Dr. Marshall totaling $55,900. In addition, under the terms of the Marshall Notes, as a result of our default, the Marshall Notes now accrue interest until payment of the default amounts at the rate of 5% of the total amount of the Marshall Notes.

During the year ended December 31, 2017, four directors and officers of the Company participated in two separate private placements undertaken by us in which they collectively purchased 10,333,334 shares of our common stock at a price ranging from $0.05 to $0.06 per share. One of these offerings was made at a discount to the market price of the common stock on the same terms offered to non-affiliated investors. The participation of Mr. Esposito in such offering was approved by the disinterested members of the Board of Directors.

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

Item 14. Principal Accounting Fees and Services

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

For the year ended December 31, 2017, the Audit Committee approved the engagement of our independent registered public accounting firm and has the ultimate authority and responsibility to select, evaluate and where appropriate, replace the independent registered public accounting firm and nominate an independent registered public accounting firm for stockholder approval.

Prior to the performance of any services, the Audit Committee approves all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and the fees to be paid therefor, as well as certain services to be provided by the independent registered public accounting firm.

In 2017, the Board of Directors considered whether the performance of non-audit services was compatible with maintaining the independence of our independent registered public accounting firm, Tanner LLC (“Tanner”).

Independence

Tanner has advised us that it has no direct or indirect financial interest in the Company or its affiliate and that it has had, during the last three years, no connection with the Company or its affiliate, other than as the Company’s independent registered public accounting firm or in connection with certain other activities, as described below.

Services

Tanner performed services consisting of the audit of the annual consolidated financial statements and the review of the quarterly financial statements of the Company and our affiliate for 2017 and 2016. Tanner did not perform any financial information systems design and implementation services for us.

The following table summarizes the audit fees (which include quarterly reviews and periodic filings) paid to Tanner for the years ended December 31, 2017 and 2016. The table also includes tax compliance fees paid to Tanner for the years indicated.

	Years Ended December 31,
	2017	2016
Audit Fees	$33,000	$41,342
Audit Related Fees	--	--
Tax Fees	2,600	2,600
All Other Fees	--	--
Total Fees	$35,600	$43,942

PART IV
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report or incorporated herein by reference:

1.	The following Audited Financial Statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

2. The following exhibits are filed as part of this report or incorporated herein by reference.

Exhibit No.	Description
2	Agreement and Plan of Reorganization, March 12, 1986 (1)
3(i)(a)	Articles of Incorporation (1)
3(i)(b)	Articles of Amendment to Articles of Incorporation (2)
3(i)(c)	Articles of Amendment to Articles of Incorporation (3)
3(i)(d)	Certificate of Amendment to Articles of Incorporation (4)
3(ii)	Bylaws (1)
10.1	Employment Agreement between Medizone International, Inc. and David A. Esposito dated effect March 1, 2017 (5)
10.2	Waiver of Claims, General Release and Non-Solicitation Agreement dated February 28, 2017, between Medizone International, Inc. and Edwin G. Marshall (5)
10.3	Waiver of Claims, General Release and Non-Solicitation Agreement dated February 28, 2017, between Medizone International, Inc. and Jill Marshall (5)
10.4	Executive Employment Agreement with Stephanie L. Sorensen dated October 1, 2016 (6)
10.5	Change of Control Addendum, dated as of November 1, 2017, to Executive Employment Agreement with Stephanie L. Sorensen dated October 1, 2016 (7)
10.6	2016 Equity Incentive Award Plan (8)
10.7	Employment Agreement between Medizone International, Inc. and David A. Dodd, dated September 15, 2017 (9)
10.8	Change of Control Addendum to Employment Agreement between Medizone International and David A. Dodd dated September 19, 2017 (9)
10.9	Employment Agreement between Medizone International, Inc. and Philip A. Theodore, dated as of November 1, 2017 (7)
10.10	Change of Control Addendum to Employment Agreement between Medizone International, Inc. and Philip A. Theodore dated November 1, 2017 (7)
10.11	Amended and Restated Distribution Agreement dated as of October 21, 2016 (10)
10.12*	Change of Control Addendum to Employment Agreement between Medizone International Inc. and Michael E. Shannon dated November 10, 2017
10.13	Form of New Warrants (10)
10.14	Securities Purchase Agreement, dated January 31, 2018, by and between Medizone International, Inc. and L2 Capital LLC (11)
10.15	Securities Purchase Agreement, dated January 31, 2018, by and between Medizone International, Inc. and SBI Investments LLC, 2014-1(12)
10.16	Convertible Promissory Note, dated January 31, 2018, made by Medizone International, Inc. in favor of L2 Capital, LLC (13)
10.17	Convertible Promissory Note, dated January 31, 2018, made by Medizone International, Inc. in favor of SBI Investments LLC, 2014-1 (14)
10.18	Common Stock Purchase Warrant, dated January 31, 2018, by and between Medizone International, Inc. and L2 Capital, LLC (15)

10.19	Common Stock Purchase Warrant, dated January 31, 2018, by and between Medizone International, Inc. and SBI Investments LLC, 2014-1 (16)
10.20	Equity Purchase Agreement, dated January 31, 2018, by and between Medizone International, Inc. and L2 Capital, LLC and SBI Investments LLC, 2014-1 (17)
10.21	Registration Rights Agreement, dated January 31, 2018, by and between Medizone International, Inc. and L2 Capital, LLC and SBI Investments LLC, 2014-1(18)
10.22	Trading Agreement, dated January 31, 2018, as amended and restated on February 11, 2018, by and between L2 Capital, LLC and SBI Investments LLC, 2014-1
10.23*	Amendment to Equity Purchase Agreement, dated March 16, 2018, by and among Medizone International, Inc. and L2 Capital, LLC and SBI Investments LLC, 2014-1
21*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1) Incorporated by reference to Registration Statement on Form S-18 (no. 2-93277-D), May 14, 1985.
(2) Incorporated by reference to Annual Report on Form 10-KSB for period ended December 31, 1986.
(3) Incorporated by reference to Quarterly Report on Form 10-Q for period ended September 30, 2009.
(4) Incorporated by reference to Current Report on Form 8-K filed on February 27, 2017.
(5) Incorporated by reference to Current Report on Form 8-K filed February 28, 2017.
(6) Incorporated by reference to Current Report on Form 8-K filed October 7, 2016.
(7) Incorporated by reference to Current Report on Form 8-K filed on November 3, 2017.
(8) Incorporated by reference to the Company’s Definitive Proxy Statement filed on Form 14A on August 4, 2016.
(9) Incorporated by reference to Current Report on Form 8-K filed on September 19, 2017.
(10) Incorporated by reference to Current Report on Form 8-K filed on October 27, 2016.
(11) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2018.
(12) Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 5, 2018.
(13) Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 5, 2018.
(14) Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 5, 2018.
(15) Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 5, 2018.
(16) Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 5, 2018.
(17) Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 5, 2018.
(18) Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 5, 2018.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medizone International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIZONE INTERNATIONAL, INC.

Dated: March 20, 2018	By:	/s/ David A. Dodd
David A. Dodd, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Esposito	Chairman of the Board of Directors	March 20, 2018
David A. Esposito

/s/ David A. Dodd	Chief Executive Officer and Director	March 20, 2018
David A. Dodd

/s/ Michael E. Shannon	President and Director	March 20, 2018
Michael E. Shannon

/s/ Stephen F. Meyer	Director	March 20, 2018
Stephen F. Meyer

/s/ Vincent C. Caponi	Director	March 20, 2018
Vincent C. Caponi

/s/ Stephanie L. Sorensen	Chief Financial Officer (Principal Accounting and Financial Officer)	March 20, 2018
Stephanie L. Sorensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medizone International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medizone International, Inc., subsidiary and affiliate, (collectively, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in a significant accumulated deficit and deficit in stockholders’ equity. Additionally, the Company has minimal cash and negative working capital as of December 31, 2017. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since December 3, 2012.

/s/ Tanner LLC
Salt Lake City, Utah
March 20, 2018

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Consolidated Balance Sheets

ASSETS
	December 31,
	2017	2016
Current assets:
Cash	$29,623	$398,290
Inventory	290,057	109,573
Prepaid expenses	23,303	81,666
Total current assets	342,983	589,529
Other assets:
Trademark and patents, net	117,616	151,444
Lease deposit	2,823	4,272
Total other assets	120,439	155,716
Total assets	$463,422	$745,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$637,557	$459,654
Accounts payable – related parties	40,415	-
Accrued expenses	630,899	592,621
Accrued expenses – related parties	780,044	538,887
Other payables	224,852	224,852
Notes payable	362,223	297,332
Notes payable – related parties	1,643,578	1,617,881
Warrant liability	690,508	985,163
Total current liabilities	5,010,076	4,716,390
Notes payable, net of current portion	-	75,000
Total liabilities	5,010,076	4,791,390
Commitments and contingencies (Notes 5,6,10 and 12)

Stockholders’ deficit:
Preferred stock, $0.00001 par value: 50,000,000 authorized; no shares outstanding	-	-
Common stock, $0.001 par value: 500,000,000 authorized; 408,317,402 and 393,934,068 shares issued and outstanding, respectively	408,317	393,934
Additional paid-in capital	35,185,874	33,680,146
Accumulated other comprehensive loss	(54,864)	(48,043)
Accumulated deficit	(40,085,981)	(38,072,182)
Total stockholders’ deficit	(4,546,654)	(4,046,145)
Total liabilities and stockholders’ deficit	$463,422	$745,245

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2017	2016
Revenues	$-	$237,000
Operating expenses:
Cost of revenues	-	203,460
General and administrative	1,909,046	2,068,391
Research and development	257,312	501,734
Depreciation and amortization	52,442	56,311
Total operating expenses	2,218,800	2,829,896
Loss from operations	(2,218,800)	(2,592,896)
Gain (loss) on warrant liability	294,655	(47,212)
Interest expense	(89,685)	(33,850)
Interest income	31	122
Net loss	(2,013,799)	(2,673,836)
Other comprehensive loss:
Loss on foreign currency translation	(6,821)	(11,075)
Total comprehensive loss	$(2,020,620)	$(2,684,911)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	400,207,813	375,118,494

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Consolidated Statements of Stockholders’ Deficit

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2015	369,434,068	$369,434	$32,496,646	$(36,968)	$(35,398,346)	$(2,569,234)

Common stock issued for services at $0.096 per share	500,000	500	47,500	-	-	48,000

Common stock for cash ranging from $0.04 to $0.05 per share	24,000,000	24,000	1,136,000	-	-	1,160,000

Loss on foreign currency translation	-	-	-	(11,075)	-	(11,075)

Net loss	-	-	-	-	(2,673,836)	(2,673,836)

Balance, December 31, 2016	393,934,068	393,934	33,680,146	(48,043)	(38,072,182)	(4,046,145)

Common stock issued for services at $0.07 per share	250,000	250	17,250	-	-	17,500

Common stock issued for cash ranging from $0.05 to $0.06 per share	11,833,334	11,833	663,167	-	-	675,000

Restricted stock awards	2,300,000	2,300	225,700	-	-	228,000

Warrant to purchase common stock issued for services	-	-	33,960	-	-	33,960

Stock based compensation	-	-	565,651	-	-	565,651

Loss on foreign currency translation	-	-	-	(6,821)	-	(6,821)

Net loss	-	-	-	-	(2,013,799)	(2,013,799)

Balance, December 31, 2017	408,317,402	$408,317	$35,185,874	$(54,864)	(40,085,981)	$(4,546,654)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,013,799)	$(2,673,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	565,651	-
Stock issued for compensation	228,000	-
Depreciation and amortization	52,442	56,311
Fair value of warrants issued for services	33,960	937,951
Stock issued for services	17,500	48,000
Change in warrant liability	(294,655)	47,212
Changes in operating assets and liabilities:
Inventory	(180,484)	168,250
Prepaid expenses	96,503	17,075
Lease deposits	1,449	-
Accounts payable and accounts payable – related parties	218,318	(36,389)
Accrued expenses and accrued expenses – related parties	279,435	37,787
Net cash used in operating activities	(995,680)	(1,397,639)

Cash flows from investing activities:
Expenditures for trademark and patents	(18,613)	(31,255)
Net cash used in investing activities	(18,613)	(31,255)

Cash flows from financing activities:
Principal payments on notes payable	(22,553)	(66,819)
Issuance of common stock for cash	675,000	1,160,000
Net cash provided by financing activities	652,447	1,093,181
Effects of foreign currency exchanges rates on cash	(6,821)	(11,075)
Net decrease in cash	(368,667)	(346,788)
Cash as of beginning of the year	398,290	745,078
Cash as of end of the year	$29,623	$398,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,728	$12,956
Supplemental disclosure of non-cash financing activities:
Financing of insurance premiums	$38,141	$66,755
Settlement of accounts payable and accrued expenses with notes payable – related party	$-	$1,617,881

The accompanying notes are an integral part of these consolidated financial statements.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.          Organization

The consolidated financial statements presented are those of Medizone International, Inc. (“Medizone”), Medizone Canada, Inc., a wholly owned subsidiary, and the Canadian Foundation for Global Health (“CFGH”) (“Affiliate”), a not-for-profit foundation based in Ottawa, Canada, considered to be a variable interest entity (“VIE”) as described below. Collectively, they are referred to herein as the “Company.”

In late 2008, the Company assisted in the formation of CFGH, a not-for-profit foundation. The Company helped establish CFGH for two primary purposes: (1) to establish an independent not-for-profit foundation intended to have a continuing working relationship with the Company for research purposes positioned to attract the finest scientific, medical and academic professionals possible to work on projects deemed to be of social benefit; and (2) to provide a means for the Company to use a tiered pricing structure for services and products in emerging economies and extend the reach of its technology to as many in need as possible.

US generally accepted accounting principles (“US GAAP”) require a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns as a result of holding variable interests (ownership, contractual, or other financial interests) in the VIE. In addition, a legal entity is considered to be a VIE, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate the financial results of the VIE with it. Accordingly, the financial position and results of operations of CFGH are consolidated with Medizone as of and for the years ended December 31, 2017 and 2016.  The noncontrolling interest portion of net assets and net loss not attributable, directly or indirectly, to Medizone International, Inc. is considered immaterial.

b.          Business Activities

The Company is a global provider of disinfection systems. The Company invented the AsepticSure® system to provide a superior means of disinfecting non-porous surfaces in a variety of settings including hospitals, other healthcare facilities, and non- hospital/healthcare facilities. The AsepticSure® system utilizes hydrogen peroxide vapor and ozone in a patented process.

c.          Basic and Diluted Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the years as follows:

	For the Years Ended December 31,
	2017	2016

Numerator (net loss)	$(2,013,799)	$(2,673,836)

Denominator (weighted average number of common shares outstanding – basic and diluted)	400,207,813	375,118,494

Basic and diluted net loss per common share	$(0.01)	$(0.01)

As of December 31, 2017, common stock equivalents, consisting of 18,087,500 options, warrants to purchase 1,750,000 shares of common stock, and warrants to purchase up to $1,000,000 of common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise, have not been included in the calculation, as their effect is antidilutive for the year ended December 31, 2017. As of December 31, 2016, common stock equivalents, consisting of 20,715,000 options and warrants to purchase up to $1,000,000 of common stock with the number of shares to be determined based on similar terms as in 2017, have not been included in the calculation, as the effect is antidilutive for the year ended December 31, 2016.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

e.          Provision for Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax expense together with assessing temporary differences resulting from differing treatment of items for income tax and financial reporting purposes. These temporary differences result in deferred income tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets. When appropriate, the Company records a valuation allowance to reduce its deferred income tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss (“NOL”) and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.

As of December 31, 2017, the Company had NOL carryforwards of approximately $14,087,000 that may be offset against future taxable income, if any, and expire through 2035. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards available for use. No tax benefit has been reported in the consolidated financial statements as, in the opinion of management, it is more likely than not that all of the deferred income tax assets will not be realized and the NOL carryforwards will expire unused. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income or decrease net loss in the period such determination was made.

Interest and penalties associated with any underpayment of income taxes would be classified as income tax provision in the statements of comprehensive loss. The Company has elected to present revenues net of any tax collected.

Deferred income tax assets as of December 31, 2017 and 2016 comprised the following:

	2017	2016

Net operating loss carryforwards	$3,514,700	$4,959,900
Related party accruals	980,100	1,564,700
Valuation allowance	(4,494,800)	(6,524,600)
	$-	$-

The income tax benefit differs from the amount determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016

Income tax benefit based on U.S. statutory rate of 34%	$(684,700)	$(909,100)
Effect of change in deferred tax rates (39.834% to 24.95%)	2,681,404	-
Other	33,096	(40,800)
Change in valuation allowance	(2,029,800)	949,900
	$-	$-

The Company had no uncertain income tax positions as of December 31, 2017, and 2016. The Company files income tax returns in the U.S. federal, California and Michigan jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local tax examinations for years before 2014.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.          Provision for Income Taxes (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted. The Tax Act makes broad and complex changes to the US tax code that will affect our fiscal year ending December 31 2018, including, but not limited to (1) reducing the US federal corporate tax rate from 35 percent to 21 percent; (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (3) requiring a current inclusion in US federal taxable income of certain earnings of controlled foreign corporations; (4) creating a new limitation on deductible interest expense; (5) revising the rules that limit the deductibility of compensation to certain highly compensated executives, and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company is continuing to gather information and to analyze aspects of the Tax Act, which could potentially affect the estimated impact on the deferred tax balances.

As a result of changes made by the Tax Act, Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1 million paid to anyone who, for tax years beginning after January 1, 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding written contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. The Company estimates that there will not be a material impact during the current quarter or fiscal year, as the law is effective for tax years beginning after January 1, 2018. The Company has evaluated its binding contracts entered into prior to November 2, 2017 and believes there will be no material impact on the Company’s balance sheet. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the impact of the Company’s deferred tax asset and this provision.

f.          Principles of Consolidation

The consolidated financial statements include the accounts of Medizone and the accounts of Medizone Canada, Inc., a wholly-owned subsidiary incorporated in Canada, and CFGH, a VIE. All material intercompany accounts and transactions have been eliminated.

g.          Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

h.          Advertising

The Company expenses the costs of advertising as incurred. The Company did not incur any advertising expense for the years ended December 31, 2017 and 2016.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

j.           Common Stock Warrant Liability

The Company accounts for certain common stock warrants as liabilities. The fair value of the common stock warrant liability is determined at each reporting period-end, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant and the estimated life of the warrant.

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

m.         Inventory

The Company’s inventory consists of its AsepticSure® system and is valued on a specific identification basis. The Company generally purchases its inventory as a finished product from unrelated manufacturing companies. The Company determined that there was no obsolete or excess inventory as of December 31, 2017, and 2016.

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

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

o.          Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), simplifying the presentation of deferred income taxes on the balance sheet by requiring companies to classify all deferred taxes as either a non-current asset or a non-current liability. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The implementation of this guidance had no impact on the Company’s consolidated financial statement presentation.

In February 2016, the FASB released ASU No. 2016-02, Leases (Topic 842), to bring transparency to lessee balance sheets. ASU No. 2016-02 will require organizations that lease assets (lessees) to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 will apply to both types of leases; capital (or finance) leases and operating leases. Previously, US GAAP has required only capital leases to be recognized on lessee balance sheets. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is assessing the impact of ASU No. 2016-02 will have on its future consolidated financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows, and forfeitures. ASU No. 2016-09 is effective for fiscal years, and interim periods within those years beginning after December 15, 2016. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statement presentation.

In October 2016, the FASB issued ASU No. 2016-17, Interests held Through Related Parties That are Under Common Control. ASU No. 2016-17 clarifies the consolidation process for the primary beneficiary of a VIE should that related party have indirect interests under common control with the reporting entity. ASU No. 2016-17 is effective for years ending after December 31, 2016. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statement presentation.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.          Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill charge. The guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for interim periods after January 1, 2017. The Company is currently assessing the potential impact ASU No. 2017-04 will have on its consolidated results of operations, financial position and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). ASU No. 2017-09 provides clarity and reduces the diversity of practice and complexity in determining when additional expense should be recorded resulting from a modification to stock-based grants and awards. ASU No. 2017-09 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for interim periods. The Company is currently assessing the potential impact ASU No. 2017-09 will have on its consolidation results of operations, financial position and cash flows.

p.          Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which cash, at times, exceeds federally insured limits. As of December 31, 2017, the Company did not have cash balances that exceeded US federally insured limits. To date, the Company has not experienced a material loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

NOTE 2 – INVENTORY

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to a lack of market development by the distributor. In connection with the termination, the Company negotiated the return of five disinfection units on or before January 17, 2017 paying the distributor $25,000 per unit. The units were upgraded with the Company’s current technology to support the ongoing expansion of the Company’s commercial strategy.

NOTE 3 - TRADEMARK AND PATENTS

Trademark and patents consist of the following as of December 31, 2017 and 2016:

	2017	2016
Patent costs	$433,865	$415,251
Trademark	770	770
	434,635	416,021
Accumulated amortization	(317,019)	(264,577)
Trademark and patents, net	$117,616	$151,444

Amortization expense for the years ended December 31, 2017 and 2016, was $52,442 and $55,896, respectively. The future amortization as of December 31, 2017, is as follows: 2018-$41,409; 2019-$27,745; 2020-$20,203; 2021-$12,956; 2022-$8,412 and thereafter-$6,891.

NOTE 4 - ACCOUNTS PAYABLE – RELATED PARTIES

As of December 31, 2017, and 2016, the Company owed $40,415 and $0 to directors and officers for various administrative and travel related expenses. In July 2016, the Company converted $228,109 of accounts payable – related parties into notes payable – related parties (see Note 8).

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2017 and 2016:

	2017	2016
Accrued interest	$577,978	$549,909
Other accruals	52,921	42,712
Total	$630,899	$592,621

Accrued interest pertains to notes payable (see Note 7). Other accruals consist of legal and advisory fees, estimated taxes and product warranties.

NOTE 6 - ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consist of the following as of December 31, 2017 and 2016:

	2017	2016
Accrued payroll and consulting – related parties	$648,167	$422,334
Accrued payroll taxes – related parties	131,877	116,553
Total	$780,044	$538,887

In July 2016, the Company converted $1,389,772 of accrued expenses – related parties into notes payable – related parties. These parties are officers and executives of the Company (see Note 8).

Accrued payroll and consulting fees increased during 2017, as the Company’s Interim CEO, current CEO, and Executive Vice President, Administration and Operations have deferred their salaries until such time as a significant financing has occurred.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following as of December 31, 2017 and 2016:

	2017	2016
Unsecured notes payable to former directors and a family member of a former director, due at various dates in 1995, 1996 and 1997, interest at 8%. The Company has the right to repay the loans with restricted stock at $0.10 per share if alternative financings do not occur. These notes payable are in default.	$182,676	$182,676
Unsecured notes payable to a third party in the amount of $50,000, due on September 8, 2018, interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	50,000	50,000
Unsecured notes payable to 10 stockholders, due on demand, interest at 10%. The Company is obligated to accept the principal at face value plus accrued interest as partial payment for shares the lenders may purchase from the Company upon exercise of the lenders’ option to acquire shares from the Company.	60,815	60,815
Unsecured notes payable to a third party in the amount of $25,000, due on September 17, 2018, interest at 12%. Accrued interest due semi-annually, January 5 and July 5 of each year. The note holder has the right to convert 20% of the then outstanding principal into common shares at $0.10 per share.	25,000	25,000
Unsecured notes payable to directors totaling $28,000 and a note payable to a third party in the amount of $9,000, due on April 22, 1995, interest at 8%. Each lender has the right to convert any portion of the principal and interest into common stock at a price per share equal to the price per share under a prior private placement transaction. These notes payable are in default.	37,000	37,000
Unsecured notes payable to a financing company, payable in nine monthly installments, interest ranging from 5.1% to 7.3%, maturing in April, July and October 2018.	6,732	16,841
Total notes payable	362,223	372,332
Less notes payable current portion	(362,223)	(297,332)
Total notes payable long term, net of current portion	$-	$75,000

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

In July 2016, the Company converted $228,109 of accounts payable – related parties, and $1,389,772 of accrued expenses – related parties into three promissory notes aggregating $1,617,881. The amounts converted represent accrued expenses and accrued wages prior to 2009 owed to certain officers and executives of the Company. The three notes have similar terms and specify payment terms, trigger events and a default rate of 5% per annum. During 2017, the Company made total payments towards the principal of $23,202 The Company is currently in default with the terms of the promissory notes and is accruing interest at 5% per annum on the outstanding balance, with any payments made to be applied towards interest first. As of December 31, 2017, the Company owes $48,899 in accrued interest related to these notes (see Note 10).

NOTE 9 - WARRANT LIABILITY

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity. Any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to purchase the issuer’s equity shares, or is indexed to such an obligation, which requires or may require the issuer to settle the obligation by transferring assets, is classified as a liability. This liability is to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warrant liability. The fair value of the warrants to purchase common stock is estimated using the Black-Scholes valuation model. The significant assumptions used in estimating the fair value of warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrants and the estimated life of the warrants.

In October 2016, the Company issued warrants to purchase up to $1,000,000 in common stock with the number of shares to be determined based on a 20-day average stock price prior to the date of exercise, discounted 40%. The warrants were exercisable between January 31, 2017 and January 30, 2018. Since the price of the warrants was yet to be determined, the Company recorded a common stock warrant liability of $937,951 on the warrants’ issuance date and, revalued the warrants on December 31, 2017 and 2016. The estimate was calculated using the following inputs:

Input	December 31, 2017	December 31, 2016
Risk-free interest rate	1.28%	.85%
Expected life in years	1 month	1 year
Dividend yield	—	—
Volatility	136.3%	120.0%
Stock price	$0.04	$0.11

For the year ended December 31, 2017, the Company recorded a decrease of $294,655 in the warrant liability, for a total liability of $690,508. The warrants expired on January 30, 2018.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Rakas vs. Medizone International, Inc. - A former consultant brought this action against the Company claiming the Company had failed to pay consulting fees under a consulting agreement. In September 2001, the parties agreed to settle the matter for $25,000. The Company, however, did not have the funds to pay the settlement and the plaintiff moved the court to enter a default judgment in the amount of $143,000 in January 2002. On May 8, 2002, the court vacated the default judgment and requested that the Company post a bond of $25,000 to cover the settlement previously entered into by the parties. The Company has been unable to post the required bond amount as of the date of this report. Therefore, the Company has recorded in accounts payable, the original default judgment in the amount of $143,000, plus fees totaling $21,308, as of December 31, 2017 and 2016. The Company intends to contest the claim if and when it is able to do so in the future.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Related Party Agreements

In July 2016, the Company issued notes to its former CEO Edwin Marshall, former Director of Operations, Jill Marshall, and Michael Shannon, President of CFGH that were in settlement of $228,109 of accounts payable – related parties, and $1,389,772 of accrued expenses – related parties into three promissory notes payable – related parties aggregating to $1,617,881. The principal amounts of the promissory notes issued were $1,065,189; $444,583 and $111,109, respectively. The promissory notes were issued in settlement of our liability to these three individuals for accrued and unpaid compensation owed for periods prior to December 31, 2009. Payment of the amounts owning under the terms of the notes is due upon the earlier to occur of (a) a change in control of the Company (as defined in the notes), (b) the executive’s death or (c) the executive’s disability as (defined in the notes or in the respective executive’s written employment agreement). In addition, in the case of the notes payable to our former executives, payment of the notes would be triggered by the Company’s failure to pay the executive’s base salary in accordance with the terms and conditions of the executive’s employment agreement because of disability.

In February 2017, Mr. Marshall and Dr. Marshall resigned from their positions with us and their employment was terminated. At that time, we entered into the Ed Marshall Severance Agreement and a similar severance agreement with Dr. Marshall (collectively, the “Marshall Severance Agreements”). Under the terms of the Marshall Severance Agreements, we agreed to the modification of the promissory notes we previously issued to the Marshalls (collectively, the “Marshall Notes”) to require monthly principal payments to Mr. Marshall of $14,000 and to Dr. Marshall of $6,900 and to waive interest except in the event of a default. We made the first payments under the Marshall Notes, but have been in default under the Marshall Notes since April 2017, and as of December 31, 2017, we owed principal of owe principal payments for approximately nine months totaling $122,500 to Mr. Marshall and to Dr. Marshall totaling $58,600. In addition, under the terms of the Marshall Notes, as a result of our default, the Marshall Notes now accrue default until payment of the default amounts at the rate of 5% of the total amount of the notes.

On March 1, 2017, the Company entered into an employment agreement with David Esposito to fill the position of Chairman and Interim CEO. The agreement stated the terms of his employment and compensation. Mr. Esposito’s compensation consisted of: (1) an annual base salary of $225,000; (2) a potential target bonus of up to 50% of base salary based on performance goals determined by the Board of Directors of the Company; (3) equity awards, and (4) standard employee benefits, including vacation. Mr. Esposito stepped down from his position as Interim CEO upon the appointment of David Dodd as the Company’s CEO effective September 18, 2017. As of September 30, 2017, the Company has accrued wages to Mr. Esposito of $123,750. Mr. Esposito remains as the Company’s Chairman of the Board of Directors.

On September 15, 2017, the Company entered into an employment agreement with David Dodd as the Company’s CEO and a member of the Board of Directors of the Company. The agreement states the terms of his employment and compensation which consists of: (1) an annual base salary of $250,000; (2) an initial target bonus of up to 65% of annual base salary based on targets established by the Board of Directors; (3) a signing bonus of 1,000,000 shares of restricted stock; (4) an additional 1,000,000 shares of restricted stock that will vest upon successful commercialization of the AsepticSure® system in the US market; and (5) benefits as offered to other executive employees. Mr. Dodd voluntarily surrendered the 1,000,000 restricted shares he received as a signing bonus on January 2, 2018. The Company also agreed to a change of control agreement that will pay severance compensation to Mr. Dodd in the event his employment is terminated by the Company without cause or by Mr. Dodd for good reason, as defined in the agreement.

On November 1, 2017, the Company entered into an employment agreement with Philip Theodore as the Company’s Executive Vice President, Operations and Administration. The agreement states the terms of his employment and compensation which consists of (1) an annual base salary of $175,000; (2) an initial target bonus of up to 45% of his annual base salary based on targets established by the Board of Directors; (3) a signing bonus of 300,000 shares of restricted stock upon his appointment; (4) an additional 300,000 shares of restricted stock that will vest upon successful commercialization of the AsepticSure® system in the US market; and (5) benefits as offered to other executive employees. Mr. Theodore voluntarily surrendered the 300,000 restricted shares he received as a signing bonus upon his appointment on January 3, 2018. The Company also agreed to a change of control agreement that will pay severance compensation to Mr. Theodore in the event that his employment is terminated by the Company without cause or by Mr. Theodore for good reason, as defined in the agreement.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Related Party Agreements (Continued)

In November 2017, the Company entered into change of control agreements with Michael Shannon, President of CFGH and Stephanie Sorensen, the Company’s Chief Financial Officer, with similar terms with the change of control agreements entered into with Mr. Dodd and Mr. Theodore.

Supply and License Agreement

On October 26, 2017, the Company entered into a supply and license agreement with Innovasource, LLC, (“Innovasource”) a leading manufacturer of cleaning, deodorizing and disinfecting products. Innovasource has agreed to supply the Company with its custom-formulated disinfectant product and has granted the Company an exclusive, non-transferable limited license to use its intellectual property in the marketing and sale of the AsepticSure® system in the US. The supply agreement has a five-year term that automatically renews for two-year terms unless either party provides notice of non-renewal prior to the expiration of the current term.

Distribution and License Agreements

In December 2016, the Company terminated a Distribution and License Agreement with a distributor due to lack of market development by the distributor. On October 25, 2017, the Company entered into an exclusive distribution agreement with Aglon a/s for the countries of Norway, Sweden, Finland, Denmark, and Iceland.

Other Payables

As of December 31, 2017, and 2016, the Company has recorded other payables totaling $224,852 related to certain past due payables for which the Company has not received invoices or demands for over 10 years. The statute of limitations relating to these payables has passed. Although management of the Company does not believe that the amounts will be paid, the amounts have been recorded as other payables until such time as the Company is certain that no liability exists.

Operating Leases

The Company operates a certified laboratory located at Innovation Park, Queen’s University in Kingston, Ontario, Canada, which provides a primary research and development platform. The lease term is June 30, 2016 through June 29, 2018 with a monthly lease payment of $3,550 Canadian dollars (“CD”) plus the applicable goods and services tax (“GST”). The future minimum lease payments due under this agreement are $21,300 CD plus the applicable goods and services tax. The Company has a month-to-month cancelable lease for office space located in Michigan, with monthly payments of approximately $1,000.

NOTE 11 - EQUITY TRANSACTIONS

Recapitalization

On December 15, 2016, the Company’s stockholders approved the Board of Directors’ recommendation to increase the number of authorized shares of common stock from 395,000,000 to 500,000,000 shares in order to provide the Company with sufficient authorized shares to accomplish its objectives. The Company filed an amendment to modify its Articles of Incorporation with the State of Nevada on January 4, 2017, which was approved by the Secretary of State on January 24, 2017.
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

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 11 - EQUITY TRANSACTIONS (Continued)

Common Stock Issuances (continued)

During May 2017, the Company issued 250,000 restricted shares of common stock to a consultant. The fair value of the shares on the date of the grant was $17,500, or $0.07 per share. The Company recorded compensation expense of $17,500 in connection with the issuance of the shares.

During the year ended December 31, 2017, the Company granted three of its executives and officers a total of 2,300,000 restricted shares of common stock upon their appointment to their positions. The aggregate value of the shares on their dates of grant was $228,000, with values ranging from $0.06 to $0.15 per share. The Company recorded compensation expense of $228,000 in connection with the issuance of the shares.

During the year ended December 31, 2017, the Company issued and sold 11,833,334 restricted shares of common stock for net proceeds of $675,000 and an average price of $0.06 per share as part of a private offering to accredited investors, which included the Company’s Chairman and Interim CEO, its current CEO, Executive Vice President, Administration and Operations, Executive Vice President, Chief Commercial Officer and an independent director.

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

The Company’s 2016 Equity Incentive Award Plan (the “2016 Plan”) was approved on December 15, 2016 by the stockholders to replace the Company’s 2008 Equity Incentive Plan, 2009 Incentive Stock Plan, 2012 Equity Incentive Award Plan, and the 2014 Equity Incentive Plan (collectively, the “Prior Plans”). Options and awards previously granted under the Prior Plans that have not yet expired by their terms will remain outstanding until their expiration dates. Following adoption of the 2016 Plan, the Company no longer made any grants or awards under the Prior Plans. The 2016 Plan reserves a total of 10,000,000 shares of common stock for awards. Awards under the 2016 Plan expire 10 years from the date of grant. Under the 2016 Plan, as of December 31, 2017, the Company had granted options, net of forfeitures, for the purchase of a total of 6,400,000 shares, had awarded 2,300,000 fully vested restricted shares, and an additional 1,300,000 shares to vest upon achievement of certain performance milestones. No shares are available for future grants or awards under the 2016 Plan.

The Company estimates the fair value of each stock option award by using the Black-Scholes option-pricing model, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the expected life of the options. Because the Company does not pay dividends, the dividend rate variable used in the Black-Scholes option-pricing model is zero. Under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. For the year ended December 31, 2017 and 2016, the Company recorded stock-based compensation of $565,651 $ and $0, respectively, of which $89,064 related to the modification of vesting relating to 750,000 options issued in 2014 to Mr. Esposito. As of December 31, 2017, the Company had outstanding unvested options for a total of 325,000 shares with related unrecognized expense of approximately $19,760 and weighted average remaining life of 7.59 years. The Company will recognize this expense over the service period or when the achievement of the required milestones becomes probable.

During 2017, the Company estimated the fair value of the stock options at the date of each grant based on the following weighted average assumptions:

Risk-free interest rate	1.36% to 1.99%
Expected life	5 years
Expected volatility	98.38% to 101.86%
Dividend yield	0.00%

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 11 - EQUITY TRANSACTIONS (Continued)

Common Stock Options and Awards (continued)

The following is a summary of the status of the Company’s outstanding options as of December 31, 2017 and changes during the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of December 31, 2016	20,715,000	$0.143	2.08	$261,220
Granted	6,900,000	0.097
Forfeited	(7,550,000)	0.202
Surrendered	(1,977,500)	0.128
As of December 31, 2017	18,087,500	0.102	3.72	-
Exercisable	17,762,500	0.103	3.79	-

No shares are expected to vest within the next 60 days. In December 2017, former and current directors, officers, employees and consultants voluntarily surrendered 1,977,500 shares in an effort to reduce the number of shares reserved resulting in an increase in shares available to be used for additional financing efforts. As of December 31, 2017, the aggregate intrinsic value of the outstanding vested options was $0. No shares were exercised in 2017.

A summary of unvested stock option activity for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of December 31, 2016	1,075,000	$0.11
Awarded	1,000,000	0.08
Vested	(250,000)	0.06
Forfeited	(500,000)	0.10
Surrendered	(1,000,000)	0.1095
Non-vested balance as of December 31, 2017	325,000	0.08

Warrants

During October 2016, the Company issued warrants to purchase up to $1,000,000 in common stock with the number of shares determined based on a 20-day average stock price prior to the date of exercise with the exercise prices discounted 40%. The warrants were exercisable between January 31, 2017 and January 30, 2018. The warrants expired on January 30, 2018.

During May 2017, the Company issued a warrant to purchase up to 750,000 shares of common stock at an exercise price of $0.10 per share to a third-party consultant. The warrant will vest when certain milestones are achieved and will expire three years from the date of issuance.

During October 2017, the Company issued a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share to a supplier. The warrant immediately vested and will expire five years from the date of issuance. The Company recorded expense of $33,960 resulting from the issuance of this warrant.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 12 - GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with US GAAP, which assumes an entity is a going concern and contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant recurring losses from its inception through December 31, 2017, which have resulted in an accumulated deficit of $40,085,981 as of December 31, 2017. The Company has minimal cash, has a working capital deficit of $4,667,093, and a total stockholders’ deficit of $4,546,654 as of December 31, 2017. The Company has relied almost exclusively on debt and equity financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company attaining profitable operations. The Company will require substantial additional funds to create a commercial organization to continue to develop its products, obtain FDA approval, product manufacturing, and to fund additional losses, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional funding, it will most likely be forced to substantially reduce or cease operations.

The Company believes that it will need approximately $1,500,000 during the next 12 months for continued commercial operations, research and development, as well as for general corporate purposes.

During 2017, the Company raised a total of $675,000 through the sale of 11,833,334 shares of common stock at an average price of $0.06 per share.

On January 31, 2018, the Company raised net proceeds of $250,000 from the sale of identical unsecured convertible promissory notes and secured an equity credit line for up to $10,000,000 shares of common stock pursuant to certain terms of the agreement being met and sufficient shares outstanding available for sale (see Note 13).

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

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of the Annual Report on Form 10-K and determined to disclose the following events.

On January 30, 2018, the Company entered into an employment agreement with Jude Dinges as the Company’s Executive Vice President – Chief Commercial Officer. The agreement states the terms of his employment and compensation which consists of (1) an annual base salary of $175,000; (2) an initial target bonus of up to 45% of his annual base salary based on targets established by the Board of Directors; (3) a signing bonus of 300,000 restricted shares of common stock vesting upon successful commercialization of the AsepticSure® system in the US market; and (4) benefits as offered to other executive employees. The Company also agreed to a change of control provision that will pay severance compensation to Mr. Dinges in the event that he is terminated by the Company without cause or by Mr. Dinges for good reason, as defined in the agreement.

On January 31, 2018, the Company raised net proceeds of $250,000 from the sale of identical unsecured convertible promissory notes in the aggregate principal amount of $305,000 to two specialized investment firms. The notes accrue interest (payable at maturity of the notes) at a rate of 8% per annum and mature six months from the issue date. The notes were issued with original issue discount of $35,000, and $20,000 was subtracted from the proceeds to reimburse the investors for their legal fees and other transaction expenses in connection with the preparation of the notes and the related transaction documentation. Accordingly, the net proceeds the Company received for each note was $125,000. If we fail to pay the principal of and interest on the Notes when due, the interest rate increases to a default rate of 24% per annum until paid, plus a 40% penalty is added to the outstanding balance of the Note and other penalties as set forth in the Note. The notes are convertible at any time at the option of the investors into shares of common stock at a conversion price of $0.05 per share, subject to adjustment upon the occurrence of certain events of default with respect to the notes.

MEDIZONE INTERNATIONAL, INC., SUBSIDIARY AND AFFILIATE
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Also, on January 31, 2018, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Investors, which was subsequently amended on March 16, 2018 (as amended, the “Purchase Agreement”), pursuant to which the investors committed to purchase in the aggregate up to $10,000,000 of value of common stock. In consideration of their commitment under the Purchase Agreement, on January 31, 2018, the Company issued to each Investor 4,087,193 shares of common stock (the “Commitment Shares”) as a commitment fee. The Company’s right to issue and sell shares of common stock under the Equity Purchase Agreement to the investors is subject to the satisfaction of certain conditions, including, but not limited to, an effective registration statement for resale of such shares by the investors. On February 12, 2018, the Company filed a Registration Statement with the Securities and Exchange Commission on Form S-1 to register 22,233,427 shares of common stock that may be issued under the Equity Purchase Agreement for resale by the investors. The Securities and Exchange Commission is reviewing the Registration Statement.

Between January 1 and March 13, 2018, the Company’s former and current directors, executives, employees and consultants voluntarily surrendered restricted stock awards for a total of 1,300,000 shares of common stock and stock option grants for the purchase of a total of 7,280,000 shares to increase the number of shares available for financing transactions under the Equity Purchase Agreement.